Form 10-Q
period 2002-06-30
COOPER INDUSTRIES LTD
filed 2002-08-14
CIK 1141982

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

Commission File Number                    1-31330
                      ----------------------------------------------------------

                             Cooper Industries, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Bermuda                                    98-0355628
--------------------------------------------------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

       600 Travis, Suite 5800                        Houston, Texas 77002
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (713) 209-8400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Number of shares outstanding of issuer's common stock as of July 31, 2002 was 93,225,277 publicly traded Class A common shares and 56,889,099 Class B common shares that are held by the issuer's subsidiary, Cooper Industries, Inc.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, LTD.
                         CONSOLIDATED INCOME STATEMENTS

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                            -----------------------------     -----------------------------
                                                2002             2001             2002              2001
                                            ------------     ------------     ------------     ------------
                                                            (in millions, where applicable)

Revenues ..............................     $    1,001.2     $    1,073.0     $    1,976.2     $    2,168.1

Cost of sales .........................            716.6            744.7          1,418.0          1,513.6
Selling and administrative expenses ...            177.8            186.0            363.0            385.5
Goodwill amortization .................               --             15.3               --             30.1
Interest expense, net .................             17.4             22.4             34.3             47.5
                                            ------------     ------------     ------------     ------------
    Income before income taxes ........             89.4            104.6            160.9            191.4
Income taxes ..........................             15.5             36.6             38.2             67.0
                                            ------------     ------------     ------------     ------------
    Net Income ........................     $       73.9     $       68.0     $      122.7     $      124.4
                                            ============     ============     ============     ============

Income per Common Share:
    Basic .............................     $        .79     $        .72     $       1.31     $       1.32
                                            ============     ============     ============     ============
    Diluted ...........................     $        .78     $        .72     $       1.30     $       1.32
                                            ============     ============     ============     ============

Cash dividends per Common Share .......     $        .35     $        .35     $        .70     $        .70
                                            ============     ============     ============     ============


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                           CONSOLIDATED BALANCE SHEETS


                                                                        JUNE 30,        DECEMBER 31,
                                                                         2002               2001
                                                                      ------------      ------------
                                                                              (in millions)
                         ASSETS

Cash and cash equivalents .......................................     $       68.2      $       11.5
Receivables .....................................................            798.3             777.1
Inventories .....................................................            616.3             670.9
Deferred income taxes and other current assets ..................            170.6             191.7
                                                                      ------------      ------------
         Total current assets ...................................          1,653.4           1,651.2
                                                                      ------------      ------------
Property, plant and equipment, less accumulated depreciation ....            785.8             826.8
Goodwill ........................................................          1,974.3           1,958.7
Deferred income taxes and other noncurrent assets ...............            160.0             174.7
                                                                      ------------      ------------
         Total assets ...........................................     $    4,573.5      $    4,611.4
                                                                      ============      ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt .................................................     $        9.4      $      132.9
Accounts payable ................................................            378.0             401.4
Accrued liabilities .............................................            446.9             510.9
Current maturities of long-term debt ............................            218.7              60.9
                                                                      ------------      ------------
         Total current liabilities ..............................          1,053.0           1,106.1
                                                                      ------------      ------------
Long-term debt ..................................................          1,094.0           1,107.0
Postretirement benefits other than pensions .....................            192.4             196.7
Other long-term liabilities .....................................            179.5             178.4
                                                                      ------------      ------------
         Total liabilities ......................................          2,518.9           2,588.2
                                                                      ------------      ------------

Common stock, $.01 and $5.00 par value at June 30, 2002 and
  December 31, 2001, respectively...............................               0.9             615.0
Capital in excess of par value ..................................            466.5             646.0
Retained earnings ...............................................          1,717.7           2,325.0
Common stock held in treasury, at cost ..........................               --          (1,435.0)
Accumulated other nonowner changes in equity ....................           (130.5)           (127.8)
                                                                      ------------      ------------
         Total shareholders' equity .............................          2,054.6           2,023.2
                                                                      ------------      ------------
         Total liabilities and shareholders' equity .............     $    4,573.5      $    4,611.4
                                                                      ============      ============

        The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ------------------------------
                                                                          2002              2001
                                                                      ------------      ------------
                                                                             (in millions)

Cash flows from operating activities:
    Net income ..................................................     $      122.7      $      124.4

Adjustments to reconcile to net cash provided by
    operating activities:
    Depreciation and amortization ...............................             60.7              92.8
    Deferred income taxes .......................................             18.0               6.1
    Changes in assets and liabilities:(1)
        Receivables .............................................            (14.2)             (3.5)
        Inventories .............................................             58.1             (49.7)
        Accounts payable and accrued liabilities ................            (80.3)            (56.7)
        Accrued income taxes ....................................               --               2.3
        Other assets and liabilities, net .......................             22.0              24.4
                                                                      ------------      ------------
              Net cash provided by operating activities .........            187.0             140.1

Cash flows from investing activities:
    Cash received from (paid for) acquired businesses ...........             (1.1)             11.8
    Capital expenditures ........................................            (27.8)            (69.4)
    Proceeds from sales of property, plant and equipment ........              6.0               3.6
    Investment in joint venture .................................             (1.9)               --
                                                                      ------------      ------------
              Net cash used in investing activities .............            (24.8)            (54.0)

Cash flows from financing activities:
    Proceeds from issuances of debt .............................            333.3             135.9
    Repayments of debt ..........................................           (334.0)           (168.9)
    Debt issuance costs .........................................             (2.1)               --
    Dividends ...................................................            (65.3)            (65.5)
    Acquisition of treasury shares ..............................            (37.9)               --
    Activity under employee stock plans .........................              2.3               2.1
                                                                      ------------      ------------
              Net cash used in financing activities .............           (103.7)            (96.4)
Effect of exchange rate changes on cash and cash equivalents ....             (1.8)              0.2
                                                                      ------------      ------------
Increase (decrease) in cash and cash equivalents ................             56.7             (10.1)
Cash and cash equivalents, beginning of period ..................             11.5              26.4
                                                                      ------------      ------------
Cash and cash equivalents, end of period ........................     $       68.2      $       16.3
                                                                      ============      ============

(1)      Net of the effects of acquisitions and translation.


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ACCOUNTING POLICIES

         Basis of Presentation - The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company ("Cooper"), have been prepared in accordance with generally accepted accounting principles in the United States. Cooper is the successor to Cooper Industries, Inc., an Ohio corporation ("Cooper Ohio"), following a corporate reorganization ("the reorganization") that became effective on May 22, 2002. The reorganization was effected through the merger of Cooper Mergerco, Inc., an Ohio corporation, into Cooper Ohio. Cooper Ohio was the surviving company in the merger and became an indirect, wholly-owned subsidiary of Cooper. All outstanding shares of Cooper Ohio common stock were automatically converted to Cooper Class A common shares. Cooper and its subsidiaries continue to conduct the business previously conducted by Cooper Ohio and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in changes in the historical consolidated carrying amounts of assets, liabilities and shareholders' equity.

         The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper Ohio's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2001 included in Part IV of Cooper Ohio's 2001 Annual Report on Form 10-K.

NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARD

         On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and is therefore no longer amortizing goodwill. Under SFAS No. 142, goodwill is subject to an annual impairment test. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying value. Cooper has designated eight reporting units, consisting of the seven individual businesses of the Electrical Products reportable operating segment plus the Tools & Hardware reportable operating segment. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of reporting unit goodwill to the carrying amount of the goodwill to measure the amount of impairment loss. Cooper completed transitional step one of the goodwill impairment test during the second quarter of 2002. The fair value of each reporting unit was determined by estimating the present value of future cash flows. The results of step one did not require the completion of step two of the transitional test for any reporting units. The Company has designated January 1 as the date of its annual goodwill impairment test.

         The following table reconciles reported net income and earnings per share to that which would have resulted for the three and six month periods ended June 30, 2001 if SFAS No. 142 had been adopted effective January 1, 2001 (in millions, except per share amounts):

                                                      THREE MONTHS       SIX MONTHS
                                                         ENDED             ENDED
                                                     JUNE 30, 2001     JUNE 30, 2001
                                                     -------------     -------------

Net Income:
     Reported net income ........................     $       68.0     $      124.4
     Goodwill amortization, net of taxes ........             12.7             25.0
                                                      ------------     ------------
     Adjusted net income ........................     $       80.7     $      149.4
                                                      ============     ============

Income per Common Share:
     Basic:
          Reported net income ...................     $        .72     $       1.32
          Goodwill amortization, net of taxes ...              .14              .27
                                                      ------------     ------------
          Adjusted net income ...................     $        .86     $       1.59
                                                      ============     ============
     Diluted:
          Reported net income ...................     $        .72     $       1.32
          Goodwill amortization, net of taxes ...              .13              .26
                                                      ------------     ------------
          Adjusted net income ...................     $        .85     $       1.58
                                                      ============     ============

         Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by segment, were as follows:

                                   ELECTRICAL         TOOLS &
                                    PRODUCTS         HARDWARE            TOTAL
                                  ------------     ------------      ------------
                                                  (in millions)
Balance January 1, 2002 ....      $    1,655.8     $      302.9      $    1,958.7
Additions to Goodwill ......               1.1               --               1.1
Translation adjustments ....              16.2             (1.7)             14.5
                                  ------------     ------------      ------------
Balance June 30, 2002 ......      $    1,673.1     $      301.2      $    1,974.3
                                  ============     ============      ============

         On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of this statement did not have an effect on Cooper's consolidated results of operations or financial position.

NOTE 3. ACQUISITIONS

         During the first six months of 2002, Cooper paid $1.1 million related to previously acquired businesses. The terms of a previous acquisition agreement provided for additional consideration to be paid if earnings of the acquired businesses exceeded certain targeted levels. During the first six months of 2001, Cooper received purchase price adjustments of $11.8 million, net related to previously acquired businesses.

NOTE 4. INVENTORIES

                                                            JUNE 30,        DECEMBER 31,
                                                              2002              2001
                                                          ------------      ------------
                                                                  (in millions)

Raw materials .......................................     $      197.0      $      223.6
Work-in-process .....................................            103.2             132.2
Finished goods ......................................            372.6             374.0
Perishable tooling and supplies .....................             21.6              21.4
                                                          ------------      ------------
                                                                 694.4             751.2
Excess of current standard costs over LIFO costs ....            (78.1)            (80.3)
                                                          ------------      ------------
           Net inventories ..........................     $      616.3      $      670.9
                                                          ============      ============

NOTE 5. LONG-TERM DEBT

         During June 2002, Cooper Ohio issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. Proceeds from the notes were used to repay commercial paper obligations. The notes are fully and unconditionally guaranteed by Cooper. During 1999, Cooper Ohio completed a shelf registration statement to issue up to $500 million of debt securities. At June 30, 2002, $500 million of the shelf registration was available to be issued.

         At June 30, 2002, commercial paper of $104 million was classified as long-term debt, reflecting Cooper's intention to refinance this amount during the 12-month period following the balance sheet date through either continued short-term borrowing or utilization of available bank credit facilities.

NOTE 6. SHAREHOLDERS' EQUITY

         Effective May 22, 2002, Cooper became the successor to Cooper Ohio following a reorganization. The reorganization was effected through the merger of Cooper Mergerco, Inc. into Cooper Ohio (see Note 1). Upon consummation of the merger, Cooper Ohio common shares automatically became Cooper Class A common shares. As part of the reorganization, Cooper Ohio transferred the shares of certain subsidiaries to Cooper in exchange for Cooper Class B common shares. The Cooper Class B common shares are not entitled to vote, except as to matters for which Bermuda law specifically requires voting rights for otherwise nonvoting shares. Cooper and Cooper Ohio entered into a voting agreement which provides that in those limited circumstances where the Class B common shares have the right to vote, Cooper Ohio shall vote the shares in the same proportion as the holders of Cooper Class A common shares. If at any time a dividend is declared or paid on the Cooper Class A common shares, a like dividend shall be declared and paid on Cooper Class B shares in an equal amount per share.

         Cooper's authorized share capital is U.S. $4,100,000 consisting of 250,000,000 Class A common shares, par value of $.01 per share, 150,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares were outstanding at June 30, 2002.

         At June 30, 2002, 93,145,724 Class A common shares, $.01 par value were issued and outstanding compared to 93,761,587 common shares, $5 par value at December 31, 2001. In 2002, prior to the reorganization, Cooper Ohio repurchased one million shares of its common stock at a cost of $37.9 million and issued 337,570 common shares primarily in connection with employee benefit plans. On May 22, 2002, 93,099,157 Cooper Ohio common shares, $5 par value were automatically converted to 93,099,157 Cooper Class A common shares, $.01 par value. The decrease in the par value of the common shares of $464.5 million was recorded as a decrease to common stock and an increase to capital in excess of par value on the consolidated balance sheet.

         On May 22, 2002, 29,893,919 Cooper Ohio treasury shares were retired due to the reorganization. The treasury stock retirement was recorded by eliminating the $1,449.9 million treasury stock balance and reducing common stock, $5 par value $149.6 million, capital in excess of par $635.5 million and retained earnings $664.8 million on the consolidated balance sheet.

         During May 2002, Cooper adopted a Shareholder Rights Plan to replace the rights attached to the common stock of Cooper Ohio. The Board of Directors authorized the issuance of one right for each common share outstanding on May 22, 2002. Each Right entitles the holder to buy one one-hundredth of a share of Series A Participating Preferred Stock at a purchase price of $225 per one one-hundredth of a share or, in certain circumstances Common stock having a value of twice the purchase price. Each Right becomes exercisable only in certain circumstances constituting a potential change of control on a basis considered inadequate by the Board of Directors. The Rights expire August 5, 2007 and, at Cooper's option, may be redeemed prior to expiration for $.01 per Right.

NOTE 7. SEGMENT INFORMATION

                                                                   REVENUES
                                       ---------------------------------------------------------------
                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  JUNE 30,                         JUNE 30,
                                       -----------------------------     -----------------------------
                                           2002             2001             2002             2001
                                       ------------     ------------     ------------     ------------
                                                                (in millions)

Electrical Products ................   $      843.3     $      879.9     $    1,662.8     $    1,789.9
Tools & Hardware ...................          157.9            193.1            313.4            378.2
                                       ------------     ------------     ------------     ------------
   Total revenues ..................   $    1,001.2     $    1,073.0     $    1,976.2     $    2,168.1
                                       ============     ============     ============     ============

                                                             OPERATING EARNINGS
                                       ---------------------------------------------------------------
                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30,                         JUNE 30,
                                       -----------------------------     -----------------------------
                                           2002             2001             2002             2001
                                       ------------     ------------     ------------     ------------
                                                                (in millions)

Electrical Products ................   $      107.9     $      112.9     $      199.7     $      215.5
Tools & Hardware ...................            4.0             21.5              9.3             38.4
                                       ------------     ------------     ------------     ------------
   Total management reporting ......          111.9            134.4            209.0            253.9

General corporate expenses .........            5.1              7.4             13.8             15.0
Interest expense, net ..............           17.4             22.4             34.3             47.5
                                       ------------     ------------     ------------     ------------
Income before income taxes .........   $       89.4     $      104.6     $      160.9     $      191.4
                                       ============     ============     ============     ============

NOTE 8. INCOME TAXES

         Cooper's effective tax rate was 23.7% for the six months ended June 30, 2002 and 35.0% for the six months ended June 30, 2001. As a result of the reorganization, Cooper currently expects a 2002 annualized effective tax rate of approximately 24%. The effective tax rate for the three months ended June 30, 2002 was 17.3% in consideration of this expected annualized rate. The reconciliation between the income tax rate computed by applying the U.S. Federal statutory rate and the worldwide tax rate is presented below.

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     -----------------------------     -----------------------------
                                                         2002             2001             2002             2001
                                                     ------------     ------------     ------------     ------------

U.S. Federal statutory rate ....................             35.0%            35.0%            35.0%            35.0%
State and local income taxes ...................              2.4              1.6              2.4              1.6
Non U.S. Operations ............................            (18.7)            (2.2)           (12.3)            (2.2)
Nondeductible goodwill .........................               --              3.4               --              3.4
Foreign Sales Corporation ......................             (1.2)            (1.2)            (1.2)            (1.2)
Tax credits ....................................             (0.1)            (0.4)            (0.1)            (0.4)
Other ..........................................             (0.1)            (1.2)            (0.1)            (1.2)
                                                     ------------     ------------     ------------     ------------
     Effective tax rate ........................             17.3%            35.0%            23.7%            35.0%
                                                     ============     ============     ============     ============

NOTE 9. NET INCOME PER COMMON SHARE

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                     -----------------------------     -----------------------------
                                                         2002             2001             2002             2001
                                                     ------------     ------------     ------------     ------------
                                                                              (in millions)

BASIC:

Net income applicable to Common stock ..........     $       73.9     $       68.0     $      122.7     $      124.4
                                                     ============     ============     ============     ============

Weighted average Common shares outstanding......             93.4             93.9             93.6             93.9
                                                     ============     ============     ============     ============
DILUTED:

Net income applicable to Common stock ..........     $       73.9     $       68.0     $      122.7     $      124.4
                                                     ============     ============     ============     ============
Weighted average Common shares outstanding......             93.4             93.9             93.6             93.9

Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards ........              1.0              0.7              0.9              0.7
                                                     ------------     ------------     ------------     ------------
Weighted average Common shares
    and Common share equivalents................             94.4             94.6             94.5             94.6
                                                     ============     ============     ============     ============

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 10. NET INCOME AND OTHER NON-OWNER CHANGES IN EQUITY

         The components of net income and other non-owner changes in equity, net of related taxes, were as follows:

                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,                           JUNE 30,
                                            -----------------------------     ------------------------------
                                                2002             2001             2002              2001
                                            ------------     ------------     ------------      ------------
                                                                     (in millions)

Net income ............................     $       73.9     $       68.0     $      122.7      $      124.4
Foreign currency translation gains ....              2.1              0.8             (3.1)            (11.8)
    and losses
Change in fair value of derivatives ...              0.1               --              0.4              (0.3)
                                            ------------     ------------     ------------      ------------
Net income and other non-owner
    changes in equity .................     $       76.1     $       68.8     $      120.0      $      112.3
                                            ============     ============     ============      ============

NOTE 11. ASBESTOS LIABILITIES

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2002, a total of 81,099 Abex Claims were filed, of which 17,782 claims have been resolved leaving 63,317 Abex Claims pending at June 30, 2002, that are the responsibility of Federal-Mogul. During the six months ended June 30, 2002, 5,947 claims were filed and 808 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $912 before insurance. A total of $32.2 million was spent on defense costs for the period August 28, 1998 through June 30, 2002. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

         Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. The analysis included a review of the Abex Claims history, existing insurance coverage, the contractual indemnities and other facts determined to date. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At June 30, 2002, Cooper had a $92 million accrual for potential liabilities related to the Federal-Mogul bankruptcy.

NOTE 12. CONSOLIDATING FINANCIAL INFORMATION

         Cooper fully and unconditionally guarantees the registered debt securities of Cooper Ohio, a wholly owned subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Cooper Ohio are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class B common shares are accounted for using the cost method.


                         CONSOLIDATING INCOME STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2002
                                  (in millions)

                                                                COOPER            OTHER        CONSOLIDATING
                                               COOPER            OHIO          SUBSIDIARIES      ADJUSTMENTS         TOTAL
                                            ------------     ------------      ------------    -------------      ------------

Revenues ..............................     $         --     $       75.7      $      930.1     $       (4.6)     $    1,001.2
Cost of sales .........................               --             46.5             674.7             (4.6)            716.6
Selling and administrative expenses ...              0.1             18.4             159.3               --             177.8
Interest expense, net .................               --             12.2               5.2               --              17.4
Equity in earnings of subsidiaries,
     net of tax .......................             19.6             87.1                --           (106.7)               --
Intercompany income (expense) .........             65.4           (109.9)             44.5               --                --
                                            ------------     ------------      ------------     ------------      ------------
     Income before income taxes .......             84.9            (24.2)            135.4           (106.7)             89.4
Income tax expense (benefit) ..........               --            (13.2)             28.7               --              15.5
                                            ------------     ------------      ------------     ------------      ------------
    Net income (loss) .................     $       84.9     $      (11.0)     $      106.7     $     (106.7)     $       73.9
                                            ============     ============      ============     ============      ============

                        THREE MONTHS ENDED JUNE 30, 2001
                                  (in millions)

                                                                COOPER            OTHER        CONSOLIDATING
                                               COOPER            OHIO          SUBSIDIARIES     ADJUSTMENTS           TOTAL
                                            ------------     ------------      ------------    -------------      ------------
Revenues ..............................     $         --     $       77.5      $    1,001.2     $       (5.7)     $    1,073.0
Cost of sales .........................               --             46.1             704.3             (5.7)            744.7
Selling and administrative expenses ...               --             21.3             164.7               --             186.0
Goodwill amortization .................               --              0.3              15.0               --              15.3
Interest expense, net .................               --             17.3               5.1               --              22.4
Equity in earnings of
  subsidiaries, net of tax ............               --             93.7                --            (93.7)               --
Intercompany income (expense) .........               --            (35.6)             35.6               --                --
                                            ------------     ------------      ------------     ------------      ------------
     Income before income taxes .......               --             50.6             147.7            (93.7)            104.6
Income tax expense (benefit) ..........               --            (17.4)             54.0               --              36.6
                                            ------------     ------------      ------------     ------------      ------------
    Net income ........................     $         --     $       68.0      $       93.7     $      (93.7)     $       68.0
                                            ============     ============      ============     ============      ============

                         CONSOLIDATING INCOME STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002
                                  (in millions)

                                                                COOPER           OTHER         CONSOLIDATING
                                               COOPER            OHIO         SUBSIDIARIES      ADJUSTMENTS          TOTAL
                                            ------------     ------------      ------------     ------------      ------------

Revenues ..............................     $         --     $      142.0      $    1,843.1     $       (8.9)     $    1,976.2
Cost of sales .........................               --             88.5           1,338.4             (8.9)          1,418.0
Selling and administrative expenses ...              0.1             39.9             323.0               --             363.0
Interest expense, net .................               --             24.0              10.3               --              34.3
Equity in earnings of
  subsidiaries, net of tax ............             19.6            172.7                --           (192.3)               --
Intercompany income (expense) .........             65.4           (160.9)             95.5               --                --
                                            ------------     ------------      ------------     ------------      ------------
     Income before income taxes .......             84.9              1.4             266.9           (192.3)            160.9
Income tax expense (benefit) ..........               --            (36.4)             74.6               --              38.2
                                            ------------     ------------      ------------     ------------      ------------
    Net income ........................     $       84.9     $       37.8      $      192.3     $     (192.3)     $      122.7
                                            ============     ============      ============     ============      ============

                         SIX MONTHS ENDED JUNE 30, 2001
                                  (in millions)

                                                                COOPER            OTHER        CONSOLIDATING
                                               COOPER            OHIO          SUBSIDIARIES      ADJUSTMENTS         TOTAL
                                            ------------     ------------      ------------    -------------      ------------

Revenues ..............................     $         --     $      150.1      $    2,029.1     $      (11.1)     $    2,168.1
Cost of sales .........................               --             94.4           1,430.3            (11.1)          1,513.6
Selling and administrative expenses ...               --             42.3             343.2               --             385.5
Goodwill amortization .................               --              0.7              29.4               --              30.1
Interest expense, net .................               --             37.1              10.4               --              47.5
Equity in earnings of
  subsidiaries, net of tax ............               --            178.2                --           (178.2)               --
Intercompany income (expense) .........               --            (65.7)             65.7               --                --
                                            ------------     ------------      ------------     ------------      ------------
     Income before income taxes .......               --             88.1             281.5           (178.2)            191.4
Income tax expense (benefit) ..........               --            (36.3)            103.3               --              67.0
                                            ------------     ------------      ------------     ------------      ------------
    Net income ........................     $         --     $      124.4      $      178.2     $     (178.2)     $      124.4
                                            ============     ============      ============     ============      ============

                          CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2002
                                  (in millions)

                                                                    COOPER            OTHER         CONSOLIDATING
                                                   COOPER            OHIO          SUBSIDIARIES      ADJUSTMENTS          TOTAL
                                                ------------     ------------      ------------     -------------      ------------

Cash and cash equivalents .................     $         --     $       15.9      $       52.3      $         --      $       68.2
Receivables ...............................               --             69.3             729.0                --             798.3
Intercompany receivables ..................            465.4               --              47.5            (512.9)               --
Inventories ...............................               --             20.2             596.1                --             616.3
Deferred income taxes and
   other current assets ...................               --            112.7              57.9                --             170.6
                                                ------------     ------------      ------------      ------------      ------------
       Total current assets ...............            465.4            218.1           1,482.8            (512.9)          1,653.4
                                                ------------     ------------      ------------      ------------      ------------
Property, plant and equipment, less
   accumulated depreciation ...............               --             59.8             726.0                --             785.8
Goodwill ..................................               --             41.4           1,932.9                --           1,974.3
Investment in subsidiaries ................          2,419.7          7,553.1                --          (9,972.8)               --
Intercompany notes receivable .............               --            133.9           6,232.0          (6,365.9)               --
Deferred income taxes and
   other noncurrent assets ................               --            166.3              (6.3)               --             160.0
                                                ------------     ------------      ------------      ------------      ------------
       Total assets .......................     $    2,885.1     $    8,172.6      $   10,367.4      $  (16,851.6)     $    4,573.5
                                                ============     ============      ============      ============      ============

Short-term debt ...........................     $         --     $         --      $        9.4      $         --      $        9.4
Accounts payable ..........................               --             66.4             311.6                --             378.0
Accrued liabilities .......................               --            204.0             242.9                --             446.9
Intercompany payables .....................               --            512.9                --            (512.9)               --
Current maturities of long-term debt ......               --            218.3               0.4                --             218.7
                                                ------------     ------------      ------------      ------------      ------------
       Total current liabilities ..........               --          1,001.6             564.3            (512.9)          1,053.0
                                                ------------     ------------      ------------      ------------      ------------
Long-term debt ............................               --            765.6             328.4                --           1,094.0
Intercompany notes payable ................               --          4,678.7           1,687.2          (6,365.9)               --
Other long-term liabilities ...............               --            224.4             147.5                --             371.9
                                                ------------     ------------      ------------      ------------      ------------
     Total liabilities ....................               --          6,670.3           2,727.4          (6,878.8)          2,518.9
                                                ------------     ------------      ------------      ------------      ------------
Class A common stock ......................              0.9               --                --                --               0.9
Class B common stock ......................              0.6               --                --              (0.6)               --
Subsidiary common stock ...................               --               --             141.0            (141.0)               --
Capital in excess of par value ............          2,798.7               --           6,933.5          (9,265.7)            466.5
Retained earnings .........................             84.9          1,632.8             780.0            (780.0)          1,717.7
Accumulated other nonowner changes
   in equity ..............................               --           (130.5)           (214.5)            214.5            (130.5)
                                                ------------     ------------      ------------      ------------      ------------
       Total shareholders' equity .........          2,885.1          1,502.3           7,640.0          (9,972.8)          2,054.6
                                                ------------     ------------      ------------      ------------      ------------
       Total liabilities and
         shareholders' equity .............     $    2,885.1     $    8,172.6      $   10,367.4      $  (16,851.6)     $    4,573.5
                                                ============     ============      ============      ============      ============

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                  (in millions)

                                                                    COOPER            OTHER         CONSOLIDATING
                                                   COOPER            OHIO          SUBSIDIARIES      ADJUSTMENTS          TOTAL
                                                ------------     ------------      ------------     -------------      ------------

Cash and cash equivalents .................     $         --     $        2.8      $        8.7      $         --      $       11.5
Receivables ...............................               --             74.2             702.9                --             777.1
Intercompany receivables ..................               --               --             561.9            (561.9)               --
Inventories ...............................               --             27.1             643.8                --             670.9
Deferred income taxes and
   other current assets ...................               --            133.2              58.5                --             191.7
                                                ------------     ------------      ------------      ------------      ------------
       Total current assets ...............               --            237.3           1,975.8            (561.9)          1,651.2
                                                ------------     ------------      ------------      ------------      ------------
Property, plant and equipment, less
   accumulated depreciation ...............               --             65.3             761.5                --             826.8
Goodwill ..................................               --             41.4           1,917.3                --           1,958.7
Investment in subsidiaries ................               --          7,464.2                --          (7,464.2)               --
Intercompany notes receivable .............               --             79.6           3,969.0          (4,048.6)               --
Deferred income taxes and other
   noncurrent assets ......................               --            178.2              (3.5)               --             174.7
                                                ------------     ------------      ------------      ------------      ------------
       Total assets .......................     $         --     $    8,066.0      $    8,620.1      $  (12,074.7)     $    4,611.4
                                                ============     ============      ============      ============      ============



Short-term debt ...........................     $         --     $       62.0      $       70.9      $         --      $      132.9
Accounts payable ..........................               --            118.4             283.0                --             401.4
Accrued liabilities .......................               --            241.9             269.0                --             510.9
Intercompany payables .....................               --            561.9                --            (561.9)               --
Current maturities of long-term debt ......               --             60.2               0.7                --              60.9
                                                ------------     ------------      ------------      ------------      ------------
       Total current liabilities ..........               --          1,044.4             623.6            (561.9)          1,106.1
                                                ------------     ------------      ------------      ------------      ------------
Long-term debt ............................               --            799.6             307.4                --           1,107.0
Intercompany notes payable ................               --          3,969.0              79.6          (4,048.6)               --
Other long-term liabilities ...............               --            229.8             145.3                --             375.1
                                                ------------     ------------      ------------      ------------      ------------
     Total liabilities ....................               --          6,042.8           1,155.9          (4,610.5)          2,588.2
                                                ------------     ------------      ------------      ------------      ------------
Common stock, $5.00 par value .............               --            615.0             141.0            (141.0)            615.0
Capital in excess of par value ............               --            646.0           6,420.8          (6,420.8)            646.0
Retained earnings .........................               --          2,325.0           1,112.3          (1,112.3)          2,325.0
Common stock held in treasury, at cost ....               --         (1,435.0)               --                --          (1,435.0)
Accumulated other nonowner
   changes in equity ......................               --           (127.8)           (209.9)            209.9            (127.8)
                                                ------------     ------------      ------------      ------------      ------------
       Total shareholders' equity .........               --          2,023.2           7,464.2          (7,464.2)          2,023.2
                                                ------------     ------------      ------------      ------------      ------------
       Total liabilities and
         shareholders' equity .............     $         --     $    8,066.0      $    8,620.1      $  (12,074.7)     $    4,611.4
                                                ============     ============      ============      ============      ============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                  (in millions)

                                                                     COOPER            OTHER        CONSOLIDATING
                                                    COOPER            OHIO          SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                                 ------------     ------------      ------------    -------------     ------------

Net cash provided by (used in)
  operating activities .....................     $         --     $     (100.9)     $      287.9     $         --     $      187.0

Cash flows from investing activities:
  Capital expenditures .....................               --             (2.9)            (24.9)              --            (27.8)
  Loans to affiliates ......................               --            (54.3)             (9.8)            64.1               --
  Dividends from subsidiaries ..............               --              1.4                --             (1.4)              --
  Other ....................................               --             (0.2)              3.0              0.2              3.0
                                                 ------------     ------------      ------------     ------------     ------------
     Net cash used in investing activities..               --            (56.0)            (31.7)            62.9            (24.8)

Cash flows from financing activities:
  Proceeds from issuances of debt ..........               --            300.0              33.3               --            333.3
  Repayments of debt .......................               --           (237.9)            (96.1)              --           (334.0)
  Borrowings from affiliates ...............               --              9.8              54.3            (64.1)              --
  Other intercompany financing
     activities ............................               --            201.1            (201.1)              --               --
  Dividends ................................               --            (65.3)               --               --            (65.3)
  Dividends paid to parent .................               --               --              (1.4)             1.4               --
  Acquisition of treasury shares ...........               --            (37.9)               --               --            (37.9)
  Employee stock plan activity and
     other .................................               --              0.2               0.2             (0.2)             0.2
                                                 ------------     ------------      ------------     ------------     ------------
     Net cash provided by (used in)
        financing activities ...............               --            170.0            (210.8)           (62.9)          (103.7)
  Effect of exchange rate changes on
     cash and cash equivalents .............               --               --              (1.8)              --             (1.8)
                                                 ------------     ------------      ------------     ------------     ------------
  Increase in cash and cash
     equivalents ...........................               --             13.1              43.6               --             56.7
  Cash and cash equivalents, beginning
     of period .............................               --              2.8               8.7               --             11.5
                                                 ------------     ------------      ------------     ------------     ------------
  Cash and cash equivalents, end of
     period ................................     $         --     $       15.9      $       52.3     $         --     $       68.2
                                                 ============     ============      ============     ============     ============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                  (in millions)

                                                                   COOPER            OTHER         CONSOLIDATING
                                                  COOPER            OHIO          SUBSIDIARIES      ADJUSTMENTS          TOTAL
                                               ------------     ------------      ------------     -------------     ------------

Net cash provided by (used in)
   operating activities ...................    $         --     $      (48.2)     $      188.3      $         --      $      140.1

Cash flows from investing activities:
  Capital expenditures ....................              --             (7.1)            (62.3)               --             (69.4)
  Loans to affiliates .....................              --             14.1              44.6             (58.7)               --
  Dividends from subsidiaries .............              --              8.3                --              (8.3)               --
  Other ...................................              --             17.4              15.4             (17.4)             15.4
                                               ------------     ------------      ------------      ------------      ------------
     Net cash provided by (used in)
        investing activities ..............              --             32.7              (2.3)            (84.4)            (54.0)

Cash flows from financing activities:
  Proceeds from issuances of debt .........              --            130.0               5.9                --             135.9
  Repayments of debt ......................              --           (148.2)            (20.7)               --            (168.9)
  Borrowings from affiliates ..............              --            (44.6)            (14.1)             58.7                --
  Other intercompany financing
     activities ...........................              --            141.8            (141.8)               --                --
  Dividends ...............................              --            (65.5)               --                --             (65.5)
  Dividends paid to parent ................              --               --              (8.3)              8.3                --
  Employee stock plan activity
    and other .............................              --              2.1             (17.4)             17.4               2.1
                                               ------------     ------------      ------------      ------------      ------------
     Net cash provided by (used in)
        financing activities ..............              --             15.6            (196.4)             84.4             (96.4)
  Effect of exchange rate changes on
     cash and cash equivalents ............              --               --               0.2                --               0.2
                                               ------------     ------------      ------------      ------------      ------------
  Increase (decrease) in cash and cash
     equivalents ..........................              --              0.1             (10.2)               --             (10.1)
  Cash and cash equivalents, beginning
     of period ............................              --               --              26.4                --              26.4
                                               ------------     ------------      ------------      ------------      ------------
  Cash and cash equivalents, end of
     period ...............................    $         --     $        0.1      $       16.2      $         --      $       16.3
                                               ============     ============      ============      ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

Net income for the second quarter of 2002 was $73.9 million on revenues of $1,001.2 million compared with 2001 second quarter net income of $68.0 million on revenues of $1,073.0 million. Second quarter 2002 diluted earnings per share were $.78 compared to $.72 in 2001. On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), and no longer amortizes goodwill. See Note 2 of the Notes to the Consolidated Financial Statements for additional information on the adoption of SFAS No. 142. Excluding goodwill amortization, second quarter 2001 net income would have been $80.7 million and diluted earnings per share would have been $.85.

REVENUES:

         Revenues for the second quarter of 2002 were 7% lower than the second quarter of 2001. Foreign currency translation had only a minor impact on reported revenues for the quarter.

         Second quarter 2002 Electrical Products segment revenues were 4% below the second quarter of last year. A slightly weaker U.S. dollar had only a minor impact in reported revenues for the period. Demand increased for hazardous duty electrical equipment and circuit protection products. However, weakness in the overall North American economy, driven by continued declines in non-residential construction and a lack of industrial capital spending resulted in lower sales of lighting fixtures, wiring devices and support systems compared with the second quarter of 2001. Demand from utilities was also lower than last year as lingering economic uncertainty pressured capital spending programs. Demand for telecommunication products was also weak, but showed continued signs of stabilizing.

         Tools & Hardware segment revenues for the quarter decreased 18% from the second quarter of 2001. Hand tools and power tools sales were impacted by weak worldwide demand from general industrial and electronics markets. In addition, shipments of automotive assembly equipment were lower than last year, reflecting continuing efforts by automotive companies to control capital spending. A weakening U.S. dollar increased total Tools & Hardware segment revenues during the quarter by approximately 1%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 71.6% for the second quarter of 2002 compared to 69.4% for the comparable 2001 quarter. The increase in the cost of sales percentage was primarily due to lower absorption of production costs and inefficiencies resulting from adjusting manufacturing levels in response to lower demand and efforts to reduce inventories.

         Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2002 were 17.8% compared to 17.3% for the second quarter of 2001. The increase in the selling and administrative expenses percentage reflects the impact of lower revenues, partially offset by reduced spending. Selling and administrative expenses for the current quarter were $8.2 million lower than the comparable prior year quarter as a result of cost control programs in 2001 and 2002.

         Interest expense, net for the second quarter of 2002 decreased $5.0 million from the 2001 second quarter as a result of both lower average debt levels and average interest rates.

SEGMENT OPERATING EARNINGS:

         Electrical Products segment second quarter 2002 operating earnings decreased 4% to $107.9 million from $112.9 million for the same quarter of last year. Excluding goodwill amortization, Electrical Products segment second quarter 2001 operating earnings were $125.9 million. The Electrical Products businesses were impacted by lower overall revenues, competitive pricing pressures, and lower absorption of production costs as a result of reduced demand and efforts to decrease inventory.

         Tools & Hardware segment operating earnings were $4.0 million for the 2002 second quarter, compared to $21.5 million in the second quarter of 2001. Excluding goodwill amortization, Tools & Hardware segment second quarter 2001 operating earnings were $23.8 million. The decline in operating earnings primarily reflect lower revenues from the prior year, and production inefficiencies related to lower manufacturing levels in response to decreased demand and efforts to reduce inventory.

INCOME TAXES:

         Income taxes decreased as a result of lower taxable income and the reorganization as discussed in Note 1 of the Notes to the Consolidated Financial Statements. The effective tax rate was 17.3% for the three months ended June 30, 2002 and 32.7% for the three months ended June 30, 2001, excluding goodwill amortization. The effective tax rate for the second quarter of 2002 reflects a required year-to-date adjustment based on an expected annualized effective tax rate of approximately 24%. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the effective tax rate.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

Net income for the first six months of 2002 was $122.7 million on revenues of $1,976.2 million compared with 2001 first six months net income of $124.4 million on revenues of $2,168.1 million. Diluted earnings per share for the 2002 six month period were $1.30 compared to $1.32 in 2001. Excluding goodwill amortization, net income for the first six months of 2001 would have been $149.4 million and diluted earnings per share would have been $1.58.

REVENUES:

         Revenues for the first six months of 2002 were 9% below the first six months of 2001. Foreign currency translation had a negligible impact on reported revenues for the six month period.

         Year-to-date 2002 Electrical Products segment revenues were 7% less than last year. Weakness in the North American economy affected the markets served by the Electrical Products segment. A contraction in domestic, industrial activity, and commercial construction impacted demand across all of the businesses. Despite some signs of stabilization, the electronics and telecommunication markets remained weak. An uncertain economic environment for utility customers reduced sales of electrical distribution equipment.

         Tools & Hardware segment revenues for the first six months of 2002 were 17% below the first half of 2001. Worldwide demand was very weak for both hand tools and power tools used in general industrial and electronics markets. Shipments of automotive assembly equipment were lower than last year as a result of reduced capital spending by automotive companies.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 71.8% for the first six months of 2002 compared to 69.8% for the comparable 2001 period. The increase in the cost of sales percentage was due to lower production levels and the resulting inefficiencies from adjusting manufacturing capacity and efforts to reduce inventories.

         Selling and administrative expenses, as a percentage of revenues, for the first half of 2002 were 18.4% compared to 17.8% for the first half of 2001. The increase in the selling and administrative expenses percentage reflects the impact of lower revenues, partially offset by $22.5 million in reduced spending.

         Interest expense, net for the first half of 2002 decreased $13.2 million from the 2001 first half primarily as a result of lower average interest rates, as well as lower average debt balances.

 SEGMENT OPERATING EARNINGS:

         Electrical Products segment first half 2002 operating earnings were $199.7 million compared to $215.5 million for the same period of last year. Excluding goodwill amortization, Electrical Products segment first half 2001 operating earnings were $241.0 million. The reduction from prior year was due to lower revenues reflective of the overall weakness of the U.S. economy, competitive market conditions, and lower absorption of production costs as a result of reduced manufacturing levels, partially offset by decreased selling and administrative expenses.

         Tools & Hardware segment operating earnings were $9.3 million for the 2002 first half, compared to $38.4 million in the first half of 2001. Excluding goodwill amortization, Tools & Hardware segment first half 2001 operating earnings were $43.0 million. The lower operating earnings primarily reflect the impact of reduced revenues from the prior year, an unfavorable mix from less sales to relatively higher margin industrial and electronic markets and lower absorption of production costs due to reduced levels of manufacturing, partially offset by decreased selling and administrative expenses.

INCOME TAXES:

         Income taxes decreased primarily as a result of lower taxable income and the reorganization as discussed in Note 1 of the Notes to the Consolidated Financial Statements. The effective tax rate was 23.7% for the six months ended June 30, 2002 and 32.6% for the six months ended June 30, 2001, excluding goodwill amortization. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the effective tax rate.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) decreased $10 million during the first half of 2002. This decrease was primarily related to a reduction in inventories. Operating working capital turnover for the first half of 2002 was 3.8 turns compared to 3.9 turns in the same period of 2001, reflecting the impact of lower shipments.

         Cash provided from operating activities was $187 million in the first half of 2002. These funds were used to fund capital expenditures of $28 million, dividends of $65 million and shares repurchases of $38 million. During the first half of 2001, cash provided by operating activities totaled $140 million. These funds plus cash received of $12 million related to previous acquisitions, were used to fund capital expenditures of $69 million, dividends of $66 million and net debt repayments of $33 million.

         Cooper is continuing to focus on initiatives to maximize cash flows. These actions include reduced capital spending, elimination of discretionary spending and workforce reductions. As a result, Cooper currently anticipates a continuation of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $3.7 million and $3.7 million during the six months ended June 30, 2002 and 2001, respectively.

         During the fourth quarter of 2001, Cooper recorded a $7.1 million accrual for severance and other costs associated with the consolidation or closure of certain Electrical Products segment facilities, of which $5.2 million would result in future cash expenditures. A total of 77 salaried and 196 hourly positions will be eliminated in 2002 as a result of these planned consolidation actions. During the first half of 2002, 213 positions were eliminated and $3.8 million in cash expenditures were incurred. Also during the fourth quarter of 2001 Cooper recorded a provision of $36.0 million for costs associated with the Company's review of strategic alternatives. Of the $30.0 million remaining to be expended in 2002, a total of $15.7 million was paid during the first six months.

         As of June 30, 2002, Cooper anticipates incurring $2.4 million related to facility exit costs and disruptions to operations under the 2001 facility consolidation plan that could not be accrued. A majority of the $2.4 million relates to operating inefficiencies and training, personnel and inventory relocation costs which will be required to be expensed as incurred during 2002.

CAPITAL RESOURCES:

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper Common stock. Cooper's debt-to-total capitalization ratio was 39.2% at June 30, 2002, 42.6% at June 30, 2001, and 39.1% at December 31, 2001.

         Cooper relies on commercial paper markets as its principal source of short-term financing. As of June 30, 2002 and December 31, 2001, Cooper's outstanding commercial paper balance was $104 million and $342 million, respectively. The weighted average interest rate on these borrowings was 2.33% and 2.54% at June 30, 2002 and December 31, 2001, respectively.

         Cooper's practice is to back up its outstanding commercial paper with a combination of cash and committed bank credit facilities. As of June 30, 2002, the balance of these committed bank credit facilities was $825 million, $375 million of which mature on April 30, 2003 and $450 million of which mature on November 17, 2004. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities. The credit facility agreements require that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and minimum interest coverage. Cooper is in compliance with all covenants set forth in the credit facility agreements.

         Cooper's access to the commercial paper market could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper's access to the commercial paper market be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed bank credit facilities to provide short-term funding. The committed bank credit facilities do not contain any provision which makes their availability to Cooper dependent on Cooper's credit ratings.

         During 1999, Cooper Ohio completed a shelf registration to issue up to $500 million of debt securities. At June 30, 2002, $500 million of the shelf registration was available to be issued.

         During June 2002, Cooper Ohio issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. Proceeds from the notes were used to reduce outstanding commercial paper balances. The notes are fully and unconditionally guaranteed by Cooper. As of June 30, 2002, there have been no other significant changes to Cooper's contractual obligations or other commitments as described in Cooper Ohio's Annual Report on Form 10-K for the year ended December 31, 2001.

         During 2001, Cooper sold at a premium U.S. Treasury securities due November 2002. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure under this agreement to a maximum cost of $7.0 million. During the second quarter of 2002, Cooper realized a $6.0 million cost in connection with this transaction. The repurchase agreement will be settled immediately prior to the maturity of the securities. Settlement of this transaction will not require any financing by Cooper and this transaction does not create an asset or liability, other than as described above. The face amount of the securities was $1.0 billion.

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                       JUNE 30,
                                             -----------------------------
                                                 2002             2001
                                             ------------     ------------
                                                     (in millions)
Electrical Products.......................   $      250.8     $      282.3
Tools & Hardware..........................           93.2             87.0
                                             ------------     ------------
                                             $      344.0     $      369.3
                                             ============     ============

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding facility consolidations and cost-reduction programs, the anticipated effective tax rate, the anticipated debt-to-capitalization ratio, the potential liability exposure resulting from Federal-Mogul Corporation's bankruptcy filing and any statements regarding future revenues, earnings, cash flows and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the net effects of Cooper's cost reduction programs, the timing of facility consolidations and the magnitude of any disruption from such consolidations, the resolution of Federal-Mogul's bankruptcy proceedings, market and economic conditions, changes in raw material and energy costs, industry competition, changes in financial markets including foreign currency rate fluctuations and changing legislation and regulations including changes in tax laws, tax treaties or tax regulations. The statements also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Cooper's financial statements.

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2002, a total of 81,099 Abex Claims were filed, of which 17,782 claims have been resolved leaving 63,317 Abex Claims pending at June 30, 2002, that are the responsibility of Federal-Mogul. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $912 before insurance. A total of $32.2 million was spent on defense costs for the period August 28, 1998 through June 30, 2002. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.

Item 2. Changes in Securities and Use of Proceeds

         In connection with the May 22, 2002 reorganization whereby Cooper Ohio became an indirect subsidiary of Cooper, the Indenture, dated as of January 15, 1990, between Cooper Ohio and The Chase Manhattan Bank (National Association) (now JPMorgan Chase Bank), as trustee, was amended by the First Supplemental Indenture, dated as of May 15, 2002, whereby Cooper guaranteed the obligations of Cooper Ohio under the Indenture, including the Cooper Ohio Second Series Medium-Term Notes and Third Series Medium-Terms Notes.

Item 4. Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on April 5, 2002 in Houston, Texas. Two proposals, as described in Cooper's Proxy statement dated March 5, 2002, were voted upon at the meeting. Following is a brief description of the matters voted upon and the results of voting.

     1.  Proposal for the election of four directors for terms expiring in 2005:

                      Warren L. Batts  Robert M. Devlin  Linda A. Hill   H. John Riley, Jr.
                      ---------------  ----------------  -------------   ------------------

     Votes For:           78,977,097        78,980,846       77,596,086      78,962,908
     Votes Withheld:         869,390           865,641        2,250,401         883,579

     2. Proposal relating to social and environmental issues related to sustainability:


       Votes For:                13,179,689
       Votes Against:            47,123,107
       Abstain:                   3,473,049
       Non-Vote:                 16,070,642

         At a special meeting of the stockholders of Cooper Ohio on May 14, 2002, the holders of Common Stock approved the following:

    1. The approval of a corporate restructuring that changed Cooper's place of incorporation from Ohio to Bermuda:

       Votes For:                63,527,747
       Votes Against:             5,865,212
       Abstain:                     548,120
       Non-Vote:                 23,068,206

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

          1. Purchase Agreement dated as of June 17, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd., and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as the representatives of several initial purchasers described therein.

          2. Agreement and Plan of Merger among Cooper Industries, Inc., Cooper Mergerco, Inc. and Cooper Industries, Ltd. (incorporated herein by reference to Annex I to Cooper's Registration Statement No. 333-62740).

          3.1 Memorandum of Association of Cooper Industries, Ltd. (incorporated herein by reference to Annex II to Cooper's Registration Statement No. 333-62740).

          3.2 Amended and Restated Bye-Laws of Cooper Industries, Ltd. (incorporated herein by reference to Annex III to Cooper's Registration Statement No. 333-62740).

          4.1 Form of Rights Agreement between Cooper Industries, Ltd. and EquiServe Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Cooper's Registration Statement No. 333-62740).

          4.2 Form of Voting Agreement between Cooper Industries, Ltd. and Cooper Industries, Inc. (incorporated herein by reference to Exhibit 4.2 to Cooper's Registration Statement No. 333-62740).

          4.3 First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JP Morgan Chase Bank, as successor Trustee to The Chase Manhattan Bank (National Association).

          4.4 Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JP Morgan Chase Bank, as Trustee.

          4.5 Registration Rights Agreement dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd., and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as the representatives of several initial purchasers described therein.

          12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 1997 and the Six Months Ended June 30, 2002 and 2001.

         99.1  Certification of Chief Executive Officer.

         99.2  Certification of Chief Financial Officer.

   (b) Reports on Form 8-K

               Cooper Ohio filed a report on Form 8-K dated April 23, 2002, which included a copy of a press release containing Cooper Ohio's results of operations for the first quarter of 2002 and "Sales Trends" information posted on Cooper Ohio's website.

               Cooper Ohio filed a report on Form 8-K dated May 14, 2002, which included a copy of a press release announcing the approval by Cooper Ohio's shareholders of the corporate restructuring that resulted in changing the place of incorporation from Ohio to Bermuda.

               Cooper Ohio filed a report on Form 8-K dated May 22, 2002, which included a copy of a press release announcing Cooper Ohio completed its corporate reorganization by which it changed its domicile to Bermuda under the name Cooper Industries. Ltd. and also included "Sales Trends" information posted on Cooper Ohio's website.

               Cooper filed a report on Form 8-K dated June 21, 2002, which included a copy of a press release announcing Cooper Ohio issued $300 million of senior unsecured notes due 2007 and also included "Sales Trends" information posted on Cooper's website.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Cooper Industries, Ltd.
                                            -----------------------------------
                                                        (Registrant)


Date: August 14, 2002                       /s/ D. BRADLEY MCWILLIAMS
----------------------                      -----------------------------------
                                            D. Bradley McWilliams
                                            Senior Vice President and
                                            Chief Financial Officer


Date: August 14, 2002                       /s/ JEFFREY B. LEVOS
----------------------                      -----------------------------------
                                            Jeffrey B. Levos
                                            Vice President and Controller
                                            and Chief Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NO.           DESCRIPTION
-------       -----------

1.            Purchase Agreement dated as of June 17, 2002 among Cooper
              Industries, Inc., Cooper Industries, Ltd., and J.P. Morgan
              Securities Inc. and Banc of America Securities LLC, as the representatives of several initial purchasers described therein.

2.            Agreement and Plan of Merger among Cooper Industries, Inc., Cooper
              Mergerco, Inc. and Cooper Industries, Ltd. (incorporated herein by reference to Annex I to Cooper's Registration Statement No.
              333-62740).

3.1 Memorandum of Association of Cooper Industries, Ltd. (incorporated herein by reference to Annex II to Cooper's Registration Statement
              No. 333-62740).

3.2           Amended and Restated Bye-Laws of Cooper Industries, Ltd.
              (incorporated herein by reference to Annex III to Cooper's
              Registration Statement No. 333-62740).

4.1           Form of Rights Agreement between Cooper Industries, Ltd. and
              EquiServe Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Cooper's Registration
              Statement No. 333-62740).

4.2           Form of Voting Agreement between Cooper Industries, Ltd. and
              Cooper Industries, Inc. (incorporated herein by reference to Exhibit 4.2 to Cooper's Registration Statement No. 333-62740).

4.3           First Supplemental Indenture dated as of May 15, 2002 between
              Cooper Industries, Inc. and JP Morgan Chase Bank, as successor
              Trustee to The Chase Manhattan Bank (National Association).

4.4           Second Supplemental Indenture dated as of June 21, 2002 among
              Cooper Industries, Inc., Cooper Industries, Ltd. and JP Morgan
              Chase Bank, as Trustee.

4.5           Registration Rights Agreement dated as of June 21, 2002 among
              Cooper Industries, Inc., Cooper Industries, Ltd., and J.P. Morgan
              Securities Inc. and Banc of America Securities LLC, as the representatives of several initial purchasers described therein.

12.           Computation of Ratios of Earnings to Fixed Charges for the
              Calendar Years 2001 through 1997 and the Six Months Ended June 30,
              2002 and 2001.

99.1          Certification of Chief Executive Officer.

99.2          Certification of Chief Financial Officer.