Form 10-Q
period 2002-09-30
COOPER INDUSTRIES LTD
filed 2002-11-12
CIK 1141982

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

Commission File Number                     1-31330
                       --------------------------------------------------------

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

   Yes [X]     No [ ]

Number of shares outstanding of issuer's common stock as of October 31, 2002 was 92,143,855 publicly traded Class A common shares, 1,082,802 Class A common shares that are held by the issuer's subsidiary, Cooper Industries, Inc. and 56,888,663 Class B common shares that are held by Cooper Industries, Inc.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, LTD.
                         CONSOLIDATED INCOME STATEMENTS

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                         ---------------------   ---------------------
                                           2002        2001        2002        2001
                                         ---------   ---------   ---------   ---------
                                               (in millions, where applicable)
Revenues .............................   $   999.3   $ 1,051.8   $ 2,975.5   $ 3,219.9
Cost of sales ........................       710.3       730.5     2,128.3     2,244.1
Selling and administrative expenses ..       186.5       175.3       549.5       560.8
Goodwill amortization ................          --        15.3          --        45.4
                                         ---------   ---------   ---------   ---------
    Operating earnings ...............       102.5       130.7       297.7       369.6
Interest expense, net ................        19.6        18.8        53.9        66.3
                                         ---------   ---------   ---------   ---------
    Income before income taxes .......        82.9       111.9       243.8       303.3
Income taxes .........................        19.7        37.6        57.9       104.6
                                         ---------   ---------   ---------   ---------
    Net Income .......................   $    63.2   $    74.3   $   185.9   $   198.7
                                         =========   =========   =========   =========



Income per Common Share:
    Basic ............................   $     .68   $     .79   $    1.99   $    2.11
                                         =========   =========   =========   =========
    Diluted ..........................   $     .68   $     .78   $    1.98   $    2.09
                                         =========   =========   =========   =========


Cash dividends per Common Share ......   $     .35   $     .35   $    1.05   $    1.05
                                         =========   =========   =========   =========

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                           CONSOLIDATED BALANCE SHEETS


                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          2002             2001
                                                                      -------------    -------------
                                                                              (in millions)
                                ASSETS
Cash and cash equivalents .........................................   $        43.6    $        11.5
Receivables .......................................................           781.8            777.1
Inventories .......................................................           607.5            670.9
Deferred income taxes and other current assets ....................           109.6            191.7
                                                                      -------------    -------------
         Total current assets .....................................         1,542.5          1,651.2
                                                                      -------------    -------------
Property, plant and equipment, less accumulated depreciation ......           764.9            826.8
Goodwill ..........................................................         1,983.8          1,958.7
Deferred income taxes and other noncurrent assets .................           216.2            174.7
                                                                      -------------    -------------
         Total assets .............................................   $     4,507.4    $     4,611.4
                                                                      =============    =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt ...................................................   $        60.8    $       132.9
Accounts payable ..................................................           366.7            401.4
Accrued liabilities ...............................................           454.6            510.9
Current maturities of long-term debt ..............................           213.5             60.9
                                                                      -------------    -------------
         Total current liabilities ................................         1,095.6          1,106.1
                                                                      -------------    -------------
Long-term debt ....................................................           990.9          1,107.0
Postretirement benefits other than pensions .......................           190.8            196.7
Other long-term liabilities .......................................           179.9            178.4
                                                                      -------------    -------------
         Total liabilities ........................................         2,457.2          2,588.2
                                                                      -------------    -------------
Common stock, $.01 and $5.00 par value at September 30, 2002 and
  December 31, 2001, respectively .................................             0.9            615.0
Capital in excess of par value ....................................           437.1            646.0
Retained earnings .................................................         1,748.6          2,325.0
Common stock held in treasury, at cost ............................              --         (1,435.0)
Accumulated other nonowner changes in equity ......................          (136.4)          (127.8)
                                                                      -------------    -------------
         Total shareholders' equity ...............................         2,050.2          2,023.2
                                                                      -------------    -------------
         Total liabilities and shareholders' equity ...............   $     4,507.4    $     4,611.4
                                                                      =============    =============


The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                            ------------------------------
                                                                                 2002             2001
                                                                            -------------    -------------
                                                                                    (in millions)
Cash flows from operating activities:
    Net income ..........................................................   $       185.9    $       198.7

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization .......................................            91.7            140.0
    Deferred income taxes ...............................................            (2.2)            14.6
    Nonrecurring charge payments ........................................           (20.4)            (4.0)
    Changes in assets and liabilities: (1)
        Receivables .....................................................            (0.3)            (3.1)
        Inventories .....................................................            63.5            (12.1)
        Accounts payable and accrued liabilities ........................           (56.1)           (83.3)
        Other assets and liabilities, net ...............................            42.9             26.4
                                                                            -------------    -------------
              Net cash provided by operating activities .................           305.0            277.2

Cash flows from investing activities:
    Cash received from (paid for) acquired businesses ...................            (1.1)             8.4
    Capital expenditures ................................................           (43.1)           (91.5)
    Proceeds from sales of property, plant and equipment and other ......             5.1              2.9
                                                                            -------------    -------------
              Net cash used in investing activities .....................           (39.1)           (80.2)

Cash flows from financing activities:
    Proceeds from issuances of debt .....................................           333.3            136.9
    Repayments of debt ..................................................          (396.6)          (244.6)
    Debt issuance costs .................................................            (2.1)              --
    Dividends ...........................................................           (97.5)           (98.5)
    Acquisition of treasury shares ......................................           (37.9)           (42.0)
    Subsidiary purchase of parent shares ................................           (35.4)              --
    Activity under employee stock plans .................................             2.7             40.6
                                                                            -------------    -------------
              Net cash used in financing activities .....................          (233.5)          (207.6)
Effect of exchange rate changes on cash and cash equivalents ............            (0.3)             0.1
                                                                            -------------    -------------
Increase (decrease) in cash and cash equivalents ........................            32.1            (10.5)
Cash and cash equivalents, beginning of period ..........................            11.5             26.4
                                                                            -------------    -------------
Cash and cash equivalents, end of period ................................   $        43.6    $        15.9
                                                                            =============    =============

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

         During the third quarter of 2002, Cooper's Board of Directors approved the adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), effective January 1, 2003. SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Cooper currently accounts for stock-based compensation using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

         The impact on previous years net income and earnings per share if the alternative fair value method of accounting under SFAS No. 123 was used has been disclosed in the Notes to the Consolidated Financial Statements included in Cooper Ohio's Annual Reports on Form 10-K. SFAS No. 123 currently provides that the accounting provisions of the standard be applied prospectively with compensation expense recognized for all awards granted, modified or settled after the beginning of the fiscal year in which the provisions are first adopted. However, in October 2002 the Financial Accounting Standards Board issued an Exposure Draft which proposes to amend the standard and provide a choice of adoption methods including two new alternatives. These alternatives include: a) recognizing compensation expense from the beginning of the fiscal year of adoption as if the fair value method had been used for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994 and b) restatement of prior years financial statements as if the fair value method had been used for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. Consequently, the method of adopting SFAS No. 123 has not currently been determined.

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

         The following table reconciles reported net income and earnings per share to that which would have resulted for the three and nine month periods ended September 30, 2001 if SFAS No. 142 had been adopted effective January 1, 2001 (in millions, except per share amounts):

                                                   THREE MONTHS     NINE MONTHS
                                                      ENDED             ENDED
                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                       2001            2001
                                                   -------------   -------------
Net Income:
     Reported net income .......................   $        74.3   $       198.7
     Goodwill amortization, net of taxes .......            12.7            37.7
                                                   -------------   -------------
     Adjusted net income .......................   $        87.0   $       236.4
                                                   =============   =============

Income per Common Share:
     Basic:
          Reported net income ..................   $         .79   $        2.11
          Goodwill amortization, net of taxes ..             .13             .40
                                                   -------------   -------------
          Adjusted net income ..................   $         .92   $        2.51
                                                   =============   =============
     Diluted:
          Reported net income ..................   $         .78   $        2.09
          Goodwill amortization, net of taxes ..             .13             .40
                                                   -------------   -------------
          Adjusted net income ..................   $         .91   $        2.49
                                                   =============   =============

         Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by segment, were as follows:

                                                               ELECTRICAL             TOOLS &
                                                                PRODUCTS              HARDWARE                TOTAL
                                                              -----------            -----------           -----------
                                                                                    (in millions)
Balance January 1, 2002............................           $   1,655.8            $     302.9           $   1,958.7
Additions to Goodwill..............................                   1.1                     --                   1.1
Translation adjustments............................                  28.6                   (4.6)                 24.0
                                                              -----------            -----------           -----------
Balance September 30, 2002.........................           $   1,685.5            $     298.3           $   1,983.8
                                                              ===========            ===========           ===========

         On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of this statement did not have an effect on Cooper's consolidated results of operations or financial position.

NOTE 3.           ACQUISITIONS AND DIVESTITURES

         During the first nine months of 2002, Cooper paid $1.1 million related to previously acquired businesses. The terms of a previous acquisition agreement provided for additional consideration to be paid if earnings of the acquired businesses exceeded certain targeted levels. During the first nine months of 2001, Cooper received purchase price adjustments of $8.4 million, net related to previously acquired businesses.

NOTE 4.           INVENTORIES

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          2002             2001
                                                      -------------    -------------
                                                              (in millions)
Raw materials .....................................   $       191.4    $       223.6
Work-in-process ...................................           103.6            132.2
Finished goods ....................................           406.5            409.1
Perishable tooling and supplies ...................            21.4             21.4
Allowance for excess and obsolete inventory .......           (38.8)           (35.1)
Excess of current standard costs over LIFO costs ..           (76.6)           (80.3)
                                                      -------------    -------------
           Net inventories ........................   $       607.5    $       670.9
                                                      =============    =============

NOTE 5.           LONG-TERM DEBT

         During June 2002, Cooper Ohio issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. Proceeds from the notes were used to repay commercial paper obligations. During September 2002, Cooper Ohio filed a Form S-4 Registration Statement to exchange the original notes for notes with substantially identical terms, except that the exchange notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the original notes will not apply to the exchange notes. The original and exchange notes are fully and unconditionally guaranteed by Cooper. The exchange offer was completed on November 4, 2002 with all holders exchanging their notes. Cooper Ohio will not receive any proceeds from the exchange offer.

         During 1999, Cooper Ohio completed a shelf registration statement to issue up to $500 million of debt securities. On October 28, 2002, Cooper Ohio issued $275 million senior unsecured notes due November 1, 2009, with a 5.5% interest rate. Proceeds from the notes will be used to repay maturing long-term and short-term debt. The notes are fully and unconditionally guaranteed by Cooper. After this issuance, $225 million of the shelf registration remains available to be issued.

NOTE 6.           SHAREHOLDERS' EQUITY

         Effective May 22, 2002, Cooper became the successor to Cooper Ohio following a reorganization. The reorganization was effected through the merger of Cooper Mergerco, Inc. into Cooper Ohio (see Note 1). Upon consummation of the merger, 93,099,157 issued and outstanding Cooper Ohio common shares, $5 par value automatically became 93,099,157 Cooper Class A common shares, $.01 par value. The decrease in the par value of the common shares of $464.5 million was recorded as a decrease to common stock and an increase to capital in excess of par value on the consolidated balance sheet. On May 22, 2002, 29,893,919 Cooper Ohio treasury shares were retired due to the reorganization. The treasury stock retirement was recorded by eliminating the $1,449.9 million treasury stock balance and reducing common stock, $5 par value $149.6 million, capital in excess of par $635.5 million and retained earnings $664.8 million on the consolidated balance sheet.

         As part of the reorganization, Cooper Ohio transferred the shares of certain subsidiaries to Cooper in exchange for Cooper Class B common shares. Cooper Ohio's investment in the Cooper Class B common shares is eliminated in consolidation. The Cooper Class B common shares are not entitled to vote, except as to matters for which Bermuda law specifically requires voting rights for otherwise nonvoting shares. Cooper and Cooper Ohio entered into a voting agreement which provides that in those limited circumstances where the Class B common shares have the right to vote, Cooper Ohio shall vote the shares in the same proportion as the holders of Cooper Class A common shares. If at any time a dividend is declared or paid on the Cooper Class A common shares, a like dividend shall be declared and paid on Cooper Class B shares in an equal amount per share. On September 30, 2002, Cooper Ohio, owner of all of the Cooper Class B common shares and 808,204 Cooper Class A common shares as of the September 13 dividend record date, waived its rights to receive the regular quarterly dividend of $.35 per share (or an aggregate of $20.2 million) from its parent, Cooper.

         Cooper's authorized share capital is U.S. $4,100,000 consisting of 250,000,000 Class A common shares, par value of $.01 per share, 150,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares were outstanding at September 30, 2002.

         At September 30, 2002, 92,153,755 Class A common shares, $.01 par value were issued and outstanding (excluding the 1,072,784 Class A common shares held by Cooper Ohio discussed below) compared to 93,761,587 common shares, $5 par value at December 31, 2001. In 2002, prior to the reorganization, Cooper Ohio repurchased 1,000,000 shares of its common stock at a cost of $37.9 million and issued 337,570 common shares primarily in connection with employee benefit plans. Subsequent to the reorganization, Cooper has issued 127,382 Class A common shares primarily in connection with employee benefit plans. During the third quarter of 2002, Cooper Ohio purchased 1,175,950 Cooper Class A common shares for $35.4 million. The share purchases are recorded by Cooper Ohio as an investment in its parent company that is eliminated in consolidation. As of September 30, 2002, 103,166 Cooper Class A common shares held by Cooper Ohio were issued to satisfy the matching obligation under the Cooper Ohio Retirement Savings and Stock Ownership Plan ("CO-SAV"), leaving 1,072,784 Cooper Class A common shares held by Cooper Ohio at September 30, 2002.

         During May 2002, Cooper adopted a Shareholder Rights Plan to replace the rights attached to the common stock of Cooper Ohio. The Board of Directors authorized the issuance of one right for each common share outstanding on May 22, 2002. Each Right entitles the holder to buy one one-hundredth of a share of Series A Participating Preferred Stock at a purchase price of $225 per one one-hundredth of a share or, in certain circumstances common shares having a value of twice the purchase price. Each Right becomes exercisable only in certain circumstances constituting a potential change of control on a basis considered inadequate by the Board of Directors. The Rights expire August 5, 2007 and, at Cooper's option, may be redeemed prior to expiration for $.01 per Right.

NOTE 7.           SEGMENT INFORMATION

                                                                                  REVENUES
                                                           ------------------------------------------------------
                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ------------------------      ------------------------
                                                             2002            2001          2002           2001
                                                           ---------      ---------      ----------    ----------
                                                                               (in millions)
Electrical Products...................................     $   844.6      $   874.5      $  2,507.4    $  2,664.4
Tools & Hardware......................................         154.7          177.3           468.1         555.5
                                                           ---------      ---------      ----------    ----------
   Total revenues.....................................     $   999.3      $ 1,051.8      $  2,975.5    $  3,219.9
                                                           =========      =========      ==========    ==========

                                                                             OPERATING EARNINGS
                                                           -----------------------------------------------------
                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ------------------------      -----------------------
                                                             2002           2001           2002           2001
                                                           ---------      ---------      ---------     ---------
                                                                                (in millions)
Electrical Products...................................     $   104.8      $   122.3      $   304.5     $   337.8
Tools & Hardware......................................           7.4           16.1           16.7          54.5
                                                           ---------      ---------      ---------     ---------
   Segment operating earnings.........................         112.2          138.4          321.2         392.3
General corporate expenses...........................            9.7            7.7           23.5          22.7
                                                           ---------      ---------      ---------     ---------
   Total operating earnings...........................         102.5          130.7          297.7         369.6
Interest expense, net.................................          19.6           18.8           53.9          66.3
                                                           ---------      ---------      ---------     ---------
Income before income taxes............................     $    82.9      $   111.9      $   243.8     $   303.3
                                                           =========      =========      =========     =========

NOTE 8.           INCOME TAXES

         Cooper's effective tax rate was 23.8% for the nine months ended September 30, 2002 and 34.5% for the nine months ended September 30, 2001. As a result of the reorganization, Cooper currently expects a 2002 annualized effective tax rate of approximately 24%. The reconciliation between the income tax rate computed by applying the U.S. Federal statutory rate and the worldwide tax rate is presented below.

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ------------------------      -----------------------
                                                             2002           2001           2002           2001
                                                          ---------      ---------      ---------     ---------
    U.S. Federal statutory rate.......................         35.0%          35.0%          35.0%         35.0%
    State and local income taxes......................          2.5            1.7            2.5           1.7
    Non U.S. Operations..............................         (12.1)          (3.7)         (12.1)         (2.8)
    Nondeductible goodwill............................          -              3.4            -             3.4
    Foreign Sales Corporation.........................         (1.3)          (1.1)          (1.3)         (1.1)
    Tax credits.......................................         (0.2)          (0.4)          (0.2)         (0.4)
    Other.............................................         (0.1)          (1.3)          (0.1)         (1.3)
                                                          ---------      ---------      ---------     ---------
         Effective tax rate ..........................         23.8%          33.6%          23.8%         34.5%
                                                          =========      =========      =========     =========

NOTE 9.           NET INCOME PER COMMON SHARE

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     2002         2001         2002         2001
                                                  ----------   ----------   ----------   ----------
                                                                      (in millions)
BASIC:

Net income applicable to Common stock .........   $     63.2   $     74.3   $    185.9   $    198.7
                                                  ==========   ==========   ==========   ==========

Weighted average Common shares outstanding ....         93.0         94.3         93.4         94.0
                                                  ==========   ==========   ==========   ==========
DILUTED:

Net income applicable to Common stock .........   $     63.2   $     74.3   $    185.9   $    198.7
                                                  ==========   ==========   ==========   ==========

Weighted average Common shares outstanding ....         93.0         94.3         93.4         94.0

Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards .......          0.2          1.3          0.7          0.9
                                                  ----------   ----------   ----------   ----------
Weighted average Common shares
    and Common share equivalents ..............         93.2         95.6         94.1         94.9
                                                  ==========   ==========   ==========   ==========

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 10. NET INCOME AND OTHER NONOWNER CHANGES IN EQUITY

         The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                         ------------------------    ------------------------
                                            2002          2001          2002          2001
                                         ----------    ----------    ----------    ----------
                                                            (in millions)
Net income ...........................   $     63.2    $     74.3    $    185.9    $    198.7
Foreign currency translation losses ..         (5.6)         (1.5)         (8.7)        (13.3)
Change in fair value of derivatives ..         (0.3)         (0.2)          0.1          (0.5)
                                         ----------    ----------    ----------    ----------
Net income and other nonowner
    changes in equity ................   $     57.3    $     72.6    $    177.3    $    184.9
                                         ==========    ==========    ==========    ==========

NOTE 11. FINANCIAL INSTRUMENTS

         During the third quarter of 2002, Cooper sold at a premium U.S. Treasury securities due August 15, 2003. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure under this agreement to a maximum cost of $7.2 million. The repurchase agreement will be settled immediately prior to the maturity of the securities. Settlement of this transaction will not require any financing by Cooper and this transaction does not create an asset or liability, other than as described above. The face amount of the securities was $750 million.

         During 2001, Cooper purchased at a discount Federal Home Loan Mortgage Corporation Notes due February 2003 and immediately transferred these notes pursuant to a securities loan agreement. During the third quarter of 2001, Cooper subsequently eliminated any potential cost under the securities loan agreement and realized a gain of approximately $1.9 million. The securities loan agreement will be settled immediately prior to the maturity of the notes. Settlement of this transaction will not require any financing by Cooper and this transaction does not create a liability. The face amount of the notes was $480 million.

NOTE 12. ASBESTOS LIABILITIES

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2002, a total of 89,985 Abex Claims were filed, of which 31,475 claims have been resolved leaving 58,510 Abex Claims pending at September 30, 2002, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2002, 2,696 claims were filed and 13,577 claims were resolved. In addition, during the third quarter, the Company completed the transition of case administration to a new national counsel and record keeping system, as well as an audit of information received from Federal-Mogul. As a result of the audit, the number of claims received was adjusted by 6,190 and the number of claims resolved was adjusted by 116 to reflect claims and settlements that should have been included in Federal-Mogul's pre-October 2001 records. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $812 before insurance. A total of $34.7 million was spent on defense costs for the period August 28, 1998 through September 30, 2002. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

         With the assistance of independent advisors, Bates White & Ballentine, LLC, Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White & Ballentine, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on advisor's data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At September 30, 2002, Cooper had an $88 million accrual for potential liabilities related to the Federal-Mogul bankruptcy.

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION

         Cooper fully and unconditionally guarantees the registered debt securities of Cooper Ohio, a wholly owned subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Cooper Ohio are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class A and Class B common shares are accounted for using the cost method.


                         CONSOLIDATING INCOME STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS        TOTAL
                                          ----------      ------------     -------------   -------------     ----------
Revenues..............................    $       --      $       70.8     $       933.0     $    (4.5)      $    999.3
Cost of sales.........................            --              43.6             671.2          (4.5)           710.3
Selling and administrative expenses...           1.1              22.0             163.4            --            186.5
Interest expense, net.................            --              14.1               5.5            --             19.6
Equity in earnings of subsidiaries,
     net of tax.......................          64.0              89.3              19.3        (172.6)              --
Intercompany income (expense)........            0.6            (107.9)            107.6          (0.3)              --
                                          ----------      ------------     -------------     ---------       ----------
     Income (loss) before income taxes          63.5             (27.5)            219.8        (172.9)            82.9
Income tax expense (benefit)..........            --             (46.8)             66.5            --             19.7
                                          ----------      ------------     -------------     ---------       ----------
    Net income........................    $     63.5      $       19.3     $       153.3     $  (172.9)      $     63.2
                                          ==========      ============     =============     =========       ==========


                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  (in millions)

                                                            COOPER           OTHER         CONSOLIDATING
                                           COOPER            OHIO          SUBSIDIARIES     ADJUSTMENTS        TOTAL
                                          ----------      ------------     -------------   -------------     ----------
Revenues..............................    $       --      $       86.6     $       971.4    $     (6.2)      $  1,051.8
Cost of sales.........................            --              48.1             688.6          (6.2)           730.5
Selling and administrative expenses...            --              21.4             153.9            --            175.3
Goodwill amortization.................            --               0.3              15.0            --             15.3
Interest expense, net.................            --              13.0               5.8            --             18.8
Equity in earnings of
  subsidiaries, net of tax............            --             101.5                --        (101.5)              --
Intercompany income (expense).........            --             (49.8)             49.8            --               --
                                          ----------      ------------     -------------    ----------       ----------
     Income before income taxes.......            --              55.5             157.9        (101.5)           111.9
Income tax expense (benefit)..........            --             (18.8)             56.4            --             37.6
                                          ----------      ------------     -------------    ----------       ----------
    Net income........................    $       --      $       74.3     $       101.5    $   (101.5)      $     74.3
                                          ==========      ============     =============    ==========       ==========

                         CONSOLIDATING INCOME STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS        TOTAL
                                          ------------    ------------     -------------   --------------    ----------
Revenues..............................    $         --    $      212.8     $     2,776.1     $     (13.4)    $  2,975.5
Cost of sales.........................              --           132.1           2,009.6           (13.4)       2,128.3
Selling and administrative expenses...             1.2            61.9             486.4              --          549.5
Interest expense, net.................              --            38.1              15.8              --           53.9
Equity in earnings of
  subsidiaries, net of tax............            83.6           262.0              19.3          (364.9)            --
Intercompany income (expense).........            66.0          (268.8)            203.1            (0.3)            --
                                          ------------    ------------     -------------     -----------     ----------
     Income (loss) before income taxes           148.4           (26.1)            486.7          (365.2)         243.8
Income tax expense (benefit)..........              --           (83.2)            141.1              --           57.9
                                          ------------    ------------     -------------     -----------     ----------
    Net income........................    $      148.4    $       57.1     $       345.6     $    (365.2)    $    185.9
                                          ============    ============     =============     ===========     ==========


                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (in millions)

                                                            COOPER           OTHER         CONSOLIDATING
                                            COOPER           OHIO          SUBSIDIARIES      ADJUSTMENTS       TOTAL
                                          -----------     ------------     -------------   -------------     ----------
Revenues..............................    $        --     $      236.7     $     3,000.5     $     (17.3)    $  3,219.9
Cost of sales.........................             --            142.5           2,118.9           (17.3)       2,244.1
Selling and administrative expenses...             --             63.7             497.1              --          560.8
Goodwill amortization.................             --              1.0              44.4              --           45.4
Interest expense, net.................             --             50.1              16.2              --           66.3
Equity in earnings of
  subsidiaries, net of tax............             --            279.7                --          (279.7)            --
Intercompany income (expense).........             --           (115.5)            115.5              --             --
                                          -----------     ------------     -------------     -----------     ----------
     Income before income taxes.......             --            143.6             439.4          (279.7)         303.3
Income tax expense (benefit)..........             --            (55.1)            159.7              --          104.6
                                          -----------     ------------     -------------     -----------     ----------
    Net income........................    $        --     $      198.7     $       279.7     $    (279.7)    $    198.7
                                          ===========     ============     =============     ===========     ==========

                          CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2002
                                  (in millions)

                                                                COOPER           OTHER        CONSOLIDATING
                                               COOPER            OHIO         SUBSIDIARIES      ADJUSTMENTS         TOTAL
                                            -------------    -------------    -------------   --------------    -------------
Cash and cash equivalents ...............   $         0.1    $        22.4    $        21.1    $          --    $        43.6
Receivables .............................              --             76.6            705.2               --            781.8
Intercompany receivables ................           463.9               --            215.1           (679.0)              --
Inventories .............................              --             20.2            587.3               --            607.5
Deferred income taxes and
   other current assets .................             1.4            105.7              2.5               --            109.6
                                            -------------    -------------    -------------    -------------    -------------
       Total current assets .............           465.4            224.9          1,531.2           (679.0)         1,542.5
                                            -------------    -------------    -------------    -------------    -------------
Property, plant and equipment, less
   accumulated depreciation .............              --             58.6            706.3               --            764.9
Goodwill ................................              --             41.4          1,942.4               --          1,983.8
Investment in subsidiaries ..............         2,478.2          5,291.2             13.4         (7,782.8)              --
Investment in parent ....................              --          2,362.4               --         (2,362.4)              --
Intercompany notes receivable ...........              --             91.4          6,262.5         (6,353.9)              --
Deferred income taxes and
   other noncurrent assets ..............              --            172.8             43.4               --            216.2
                                            -------------    -------------    -------------    -------------    -------------
       Total assets .....................   $     2,943.6    $     8,242.7    $    10,499.2    $   (17,178.1)   $     4,507.4
                                            =============    =============    =============    =============    =============



Short-term debt .........................   $          --    $        20.0    $        40.8    $          --    $        60.8
Accounts payable ........................            32.3             26.8            307.6               --            366.7
Accrued liabilities .....................             0.6            197.9            256.1               --            454.6
Intercompany payables ...................              --            679.0               --           (679.0)              --
Current maturities of long-term debt ....              --            213.1              0.4               --            213.5
                                            -------------    -------------    -------------    -------------    -------------
       Total current liabilities ........            32.9          1,136.8            604.9           (679.0)         1,095.6
                                            -------------    -------------    -------------    -------------    -------------
Long-term debt ..........................              --            658.4            332.5               --            990.9
Intercompany notes payable ..............             0.4          4,709.2          1,644.3         (6,353.9)              --
Other long-term liabilities .............              --            222.7            148.0               --            370.7
                                            -------------    -------------    -------------    -------------    -------------
     Total liabilities ..................            33.3          6,727.1          2,729.7         (7,032.9)         2,457.2
                                            -------------    -------------    -------------    -------------    -------------
Class A common stock ....................             0.9               --               --               --              0.9
Class B common stock ....................             0.6               --               --             (0.6)              --
Subsidiary common stock .................              --               --            141.0           (141.0)              --
Capital in excess of par value ..........         2,798.6               --          6,924.9         (9,286.4)           437.1
Retained earnings .......................           116.2          1,652.0            933.3           (952.9)         1,748.6
Accumulated other nonowner changes
   in equity ............................            (6.0)          (136.4)          (229.7)           235.7           (136.4)
                                            -------------    -------------    -------------    -------------    -------------
       Total shareholders' equity .......         2,910.3          1,515.6          7,769.5        (10,145.2)         2,050.2
                                            -------------    -------------    -------------    -------------    -------------
       Total liabilities and
         shareholders' equity ...........   $     2,943.6    $     8,242.7    $    10,499.2    $   (17,178.1)   $     4,507.4
                                            =============    =============    =============    =============    =============

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                  (in millions)

                                                                   COOPER           OTHER        CONSOLIDATING
                                                   COOPER           OHIO         SUBSIDIARIES      ADJUSTMENTS         TOTAL
                                                -------------   -------------    -------------    -------------    -------------
Cash and cash equivalents ...................   $          --   $         2.8    $         8.7    $          --    $        11.5
Receivables .................................              --            74.2            702.9               --            777.1
Intercompany receivables ....................              --              --            561.9           (561.9)              --
Inventories .................................              --            27.1            643.8               --            670.9
Deferred income taxes and
   other current assets .....................              --           133.2             58.5               --            191.7
                                                -------------   -------------    -------------    -------------    -------------
       Total current assets .................              --           237.3          1,975.8           (561.9)         1,651.2
                                                -------------   -------------    -------------    -------------    -------------
Property, plant and equipment, less
   accumulated depreciation .................              --            65.3            761.5               --            826.8
Goodwill ....................................              --            41.4          1,917.3               --          1,958.7
Investment in subsidiaries ..................              --         7,464.2               --         (7,464.2)              --
Intercompany notes receivable ...............              --            79.6          3,969.0         (4,048.6)              --
Deferred income taxes and other
   noncurrent assets ........................              --           178.2             (3.5)              --            174.7
                                                -------------   -------------    -------------    -------------    -------------
       Total assets .........................   $          --   $     8,066.0    $     8,620.1    $   (12,074.7)   $     4,611.4
                                                =============   =============    =============    =============    =============



Short-term debt .............................   $          --   $        62.0    $        70.9    $          --    $       132.9
Accounts payable ............................              --           118.4            283.0               --            401.4
Accrued liabilities .........................              --           241.9            269.0               --            510.9
Intercompany payables .......................              --           561.9               --           (561.9)              --
Current maturities of long-term debt ........              --            60.2              0.7               --             60.9
                                                -------------   -------------    -------------    -------------    -------------
       Total current liabilities ............              --         1,044.4            623.6           (561.9)         1,106.1
                                                -------------   -------------    -------------    -------------    -------------
Long-term debt ..............................              --           799.6            307.4               --          1,107.0
Intercompany notes payable ..................              --         3,969.0             79.6         (4,048.6)              --
Other long-term liabilities .................              --           229.8            145.3               --            375.1
                                                -------------   -------------    -------------    -------------    -------------
     Total liabilities ......................              --         6,042.8          1,155.9         (4,610.5)         2,588.2
                                                -------------   -------------    -------------    -------------    -------------
Common stock, $5.00 par value ...............              --           615.0            141.0           (141.0)           615.0
Capital in excess of par value ..............              --           646.0          6,420.8         (6,420.8)           646.0
Retained earnings ...........................              --         2,325.0          1,112.3         (1,112.3)         2,325.0
Common stock held in treasury, at cost ......              --        (1,435.0)              --               --         (1,435.0)
Accumulated other nonowner
   changes in equity ........................              --          (127.8)          (209.9)           209.9           (127.8)
                                                -------------   -------------    -------------    -------------    -------------
       Total shareholders' equity ...........              --         2,023.2          7,464.2         (7,464.2)         2,023.2
                                                -------------   -------------    -------------    -------------    -------------
       Total liabilities and shareholders'
         equity .............................   $          --   $     8,066.0    $     8,620.1    $   (12,074.7)   $     4,611.4
                                                =============   =============    =============    =============    =============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (in millions)

                                                                COOPER           OTHER        CONSOLIDATING
                                               COOPER            OHIO         SUBSIDIARIES      ADJUSTMENTS         TOTAL
                                            -------------    -------------    -------------    -------------    -------------
Net cash provided by (used in)
  operating activities ..................   $        31.8    $      (210.9)   $       484.1    $          --    $       305.0

Cash flows from investing activities:
  Capital expenditures ..................              --             (4.3)           (38.8)              --            (43.1)
  Loans to affiliates ...................              --            (11.8)           (39.0)            50.8               --
  Dividends from subsidiaries ...........              --              1.4               --             (1.4)              --
  Other .................................              --             (0.4)             4.0              0.4              4.0
                                            -------------    -------------    -------------    -------------    -------------
     Net cash used in investing
        activities ......................              --            (15.1)           (73.8)            49.8            (39.1)

Cash flows from financing activities:
  Proceeds from issuances of debt .......              --            300.0             33.3               --            333.3
  Repayments of debt ....................              --           (300.4)           (96.2)              --           (396.6)
  Borrowings from affiliates ............             0.4             39.0             11.4            (50.8)              --
  Other intercompany financing
     activities .........................             0.1            345.0           (345.1)              --               --
  Dividends .............................           (32.2)           (65.3)              --               --            (97.5)
  Dividends paid to affiliates ..........              --               --             (1.4)             1.4               --
  Acquisition of treasury shares ........              --            (37.9)              --               --            (37.9)
  Subsidiary purchase of parent shares ..              --            (35.4)              --               --            (35.4)
  Employee stock plan activity and
    other ...............................              --              0.6              0.4             (0.4)             0.6
                                            -------------    -------------    -------------    -------------    -------------
     Net cash provided by (used in)
        financing activities ............           (31.7)           245.6           (397.6)           (49.8)          (233.5)
  Effect of exchange rate changes on
     cash and cash equivalents ..........              --               --             (0.3)              --             (0.3)
                                            -------------    -------------    -------------    -------------    -------------
  Increase in cash and cash
     equivalents ........................             0.1             19.6             12.4               --             32.1
  Cash and cash equivalents, beginning
     of period ..........................              --              2.8              8.7               --             11.5
                                            -------------    -------------    -------------    -------------    -------------
  Cash and cash equivalents, end of
     period .............................   $         0.1    $        22.4    $        21.1    $          --    $        43.6
                                            =============    =============    =============    =============    =============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (in millions)

                                                               COOPER            OTHER        CONSOLIDATING
                                               COOPER           OHIO          SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                            -------------   -------------    -------------    -------------    -------------
Net cash provided by (used in)
   operating activities .................   $          --   $       (67.2)   $       344.4    $          --    $       277.2

Cash flows from investing activities:
  Capital expenditures ..................              --           (10.4)           (81.1)              --            (91.5)
  Note repayments from affiliates .......              --            16.5             47.3            (63.8)              --
  Dividends from subsidiaries ...........              --             9.8               --             (9.8)              --
  Other .................................              --            17.4             11.3            (17.4)            11.3
                                            -------------   -------------    -------------    -------------    -------------
     Net cash provided by (used in)
        investing activities ............              --            33.3            (22.5)           (91.0)           (80.2)

Cash flows from financing activities:
  Proceeds from issuances of debt .......              --           130.0              6.9               --            136.9
  Repayments of debt ....................              --          (229.9)           (14.7)              --           (244.6)
  Note repayments to affiliates .........              --           (47.3)           (16.5)            63.8               --
  Other intercompany financing
     activities .........................              --           291.5           (291.5)              --               --
  Dividends .............................              --           (98.5)              --               --            (98.5)
  Dividends paid to parent ..............              --              --             (9.8)             9.8               --
  Acquisition of treasury shares ........              --           (42.0)              --               --            (42.0)
  Employee stock plan activity
    and other ...........................              --            40.6            (17.4)            17.4             40.6
                                            -------------   -------------    -------------    -------------    -------------
     Net cash provided by (used in)
        financing activities ............              --            44.4           (343.0)            91.0           (207.6)
  Effect of exchange rate changes on
     cash and cash equivalents ..........              --              --              0.1               --              0.1
                                            -------------   -------------    -------------    -------------    -------------
  Increase (decrease) in cash and cash
     equivalents ........................              --            10.5            (21.0)              --            (10.5)
  Cash and cash equivalents, beginning
     of period ..........................              --              --             26.4               --             26.4
                                            -------------   -------------    -------------    -------------    -------------
  Cash and cash equivalents, end of
     period .............................   $          --   $        10.5    $         5.4    $          --    $        15.9
                                            =============   =============    =============    =============    =============

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

Net income for the third quarter of 2002 was $63.2 million on revenues of $999.3 million compared with 2001 third quarter net income of $74.3 million on revenues of $1,051.8 million. Third quarter 2002 diluted earnings per share were $.68 compared to $.78 in 2001. On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), and no longer amortizes goodwill. See Note 2 of the Notes to the Consolidated Financial Statements for additional information on the adoption of SFAS No. 142. Excluding goodwill amortization, third quarter 2001 net income would have been $87.0 million and diluted earnings per share would have been $.91.

REVENUES:

         Revenues for the third quarter of 2002 were 5% lower than the third quarter of 2001. Foreign currency translation increased reported revenues for the quarter by approximately 1%.

         Third quarter 2002 Electrical Products segment revenues were 3% below the third quarter of last year. A weaker U.S. dollar increased reported revenues for the period by approximately 1%. Sales continue to be pressured by weak demand from industrial customers and a declining commercial construction market. This had a negative impact on the hazardous-duty, lighting and support systems businesses. Revenues of power systems products remained weak reflecting uncertainty in utility markets. These declines have been partly offset by improved sales in circuit protection products and growth in the retail sector that benefited the Company's wiring devices and lighting fixtures businesses. Cooper's European lighting and security businesses achieved growth as a result of positive market share shift.

         Tools & Hardware segment revenues for the quarter decreased 13% from the third quarter of 2001. Sales were impacted by weak worldwide demand for industrial grade hand and power tools. Shipments of automotive assembly equipment were lower than last year, reflecting continuing efforts by automotive companies to control capital spending. A weakening U.S. dollar increased total Tools & Hardware segment revenues during the quarter by approximately 1%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 71.1% for the third quarter of 2002 compared to 69.5% for the comparable 2001 quarter. The increase in the cost of sales percentage was primarily due to lower absorption of production costs in response to lower demand and efforts to reduce inventories.

         Electrical Products segment cost of sales, as a percentage of revenues, was 70.9% for the third quarter of 2002 compared to 69.4% for the third quarter of 2001. The increase in the cost of sales percentage was primarily a result of market pricing pressures, lower production volumes and strategic business investments. Tools & Hardware segment cost of sales, as a percentage of revenues, was 74.4% for the third quarter of 2002 compared to 71.8% for the third quarter of 2001. While costs were decreased aggressively due to the reduced demand, the increase in the cost of sales percentage was primarily a result of lower absorption of production costs and inefficiencies associated with adjusting manufacturing levels in response to lower demand and efforts to reduce inventories.

         Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2002 were 18.7% compared to 16.7% for the third quarter of 2001. The factors contributing to the increased percentage were an $11.2 million increase in actual expenditures for the 2002 third quarter, in addition to the effect on the percentage of lower 2002 revenues. The $11.2 million increase consisted primarily of additional compensation-related payments including increased medical and pension costs.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2002 were 16.7% compared to 15.1% for the third quarter of 2001. The increase in the selling and administrative expense percentage is primarily due to the previously discussed compensation-related payment increases as well as the 2002 drop in revenues. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2002 were 20.8% compared to 17.8% for the third quarter of 2001. The increase in the selling and administrative expense percentage is primarily due to lower revenues and increased investment in sales-based initiatives.

         Interest expense, net for the third quarter of 2002 increased $0.8 million compared to the third quarter of 2001. Interest expense, net for the third quarter of 2001 included a $1.9 million interest rate gain on the Federal Home Loan Mortgage Corporation Notes securities lending transaction. See Note 11 of the Notes to the Consolidated Financial Statements. Excluding this gain from the third quarter of 2001, interest expense, net decreased $1.1 million primarily as a result of lower average debt levels partially offset by higher average interest rates. Average total debt levels were $1.33 billion and $1.50 billion and average interest rates were 5.84% and 5.46% during the quarters ended September 30, 2002 and 2001, respectively.

SEGMENT OPERATING EARNINGS:

         Electrical Products segment third quarter 2002 operating earnings decreased 14% to $104.8 million from $122.3 million for the same quarter of last year. Excluding goodwill amortization, Electrical Products segment third quarter 2001 operating earnings were $135.2 million. The Electrical Products businesses were impacted by lower overall volumes, competitive pricing pressures and lower absorption of production costs as a result of reduced demand and efforts to decrease inventory. Earnings were also impacted by increased selling and administrative expenses.

         Tools & Hardware segment operating earnings were $7.4 million for the 2002 third quarter, compared to $16.1 million in the third quarter of 2001. Excluding goodwill amortization, Tools & Hardware segment third quarter 2001 operating earnings were $18.5 million. The decline in operating earnings primarily reflects lower revenues, production inefficiencies related to lower manufacturing levels in response to decreased demand and efforts to reduce inventory. Earnings were also impacted by increased selling and administrative expenses.

INCOME TAXES:

         Income taxes decreased as a result of lower taxable income and the reorganization as discussed in Note 1 of the Notes to the Consolidated Financial Statements. The effective tax rate was 23.8% for the three months ended September 30, 2002 and 31.6% for the three months ended September 30, 2001, excluding goodwill amortization. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

Net income for the first nine months of 2002 was $185.9 million on revenues of $2,975.5 million compared with 2001 first nine months net income of $198.7 million on revenues of $3,219.9 million. Diluted earnings per share for the 2002 nine month period were $1.98 compared to $2.09 in 2001. Excluding goodwill amortization, net income for the first nine months of 2001 would have been $236.4 million and diluted earnings per share would have been $2.49.

REVENUES:

         Revenues for the first nine months of 2002 were 8% below the first nine months of 2001. Foreign currency translation had a negligible impact on reported revenues for the nine month period.

         Year-to-date 2002 Electrical Products segment revenues were 6% less than last year. Continued weakness in the North American economy affected the markets served by the Electrical Products segment. A contraction in domestic industrial activity and commercial construction impacted demand and increased price pressures across all of the businesses. Despite some signs of stabilization, the electronics and telecommunication markets remained weak. An uncertain economic environment for utility customers reduced sales of electrical distribution equipment.

         Tools & Hardware segment revenues for the first nine months of 2002 were 16% below the first nine months of 2001. Worldwide demand was very weak for both hand tools and power tools used in general industrial and electronics markets. Shipments of automotive assembly equipment were lower than last year as a result of reduced capital spending by automotive companies.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 71.5% for the first nine months of 2002 compared to 69.7% for the comparable 2001 period. The increase in the cost of sales percentage was due to lower production levels and the resulting inefficiencies from adjusting manufacturing capacity and efforts to reduce inventories.

         Electrical Products segment cost of sales, as a percentage of revenues, was 71.3% for the first nine months of 2002 compared to 70.0% for the comparable 2001 period. The increase in the cost of sales percentage was due to pricing pressures and lower absorption of manufacturing costs as a result of reduced volumes. Tools & Hardware segment cost of sales, as a percentage of revenues, was 75.3% for the first nine months of 2002 compared to 70.2% for the comparable 2001 period. The increase in the cost of sales percentage was due to lower absorption of production costs and inefficiencies associated with adjusting manufacturing levels in response to lower demand.

         Selling and administrative expenses, as a percentage of revenues, for the first nine months of 2002 were 18.5% compared to 17.4% for the first nine months of 2001. The increase in the selling and administrative expenses percentage reflects the impact of lower revenues, partially offset by $11.3 million in reduced spending for the first nine months of 2002.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2002 were 16.6% compared to 15.9% for the first nine months of 2001. Total Electrical Products segment selling and administrative expenses were down 1.5%; however, the revenue fall off more than offset this reduction in the overall percentage increase. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2002 were 21.2% compared to 18.7% for the first nine months of 2001. The increase in selling and administrative expenses, as a percentage of revenues, was due to the reduction in revenues despite total expense decreases of 4.6% during the first nine months of 2002 compared to the comparable 2001 period.

         Interest expense, net for the first nine months of 2002 decreased $12.4 million compared to the same period of last year. Interest expense, net for the first nine months of 2001 included a $1.9 million interest rate gain on the Federal Home Loan Mortgage Corporation Notes securities lending transaction. See
Note 11 of the Notes to the Consolidated Financial Statements. Excluding this gain from the nine months ended September 30, 2001, interest expense, net decreased $14.3 million primarily as a result of lower average debt balances and average interest rates. Average debt balances were $1.39 billion and $1.59 billion and average interest rates were 5.21% and 5.75% for the nine months ended September 30, 2002 and 2001, respectively.

SEGMENT OPERATING EARNINGS:

         Year-to-date operating earnings for the Electrical Products segment were $304.5 million compared to $337.8 million for the same period of last year. Excluding goodwill amortization, Electrical Products segment year-to-date operating earnings for the first nine months of 2001 were $376.2 million. The reduction from prior year was due to lower revenues reflective of the overall weakness of the U.S. economy, competitive market conditions, and lower absorption of production costs as a result of reduced manufacturing levels, partially offset by decreased selling and administrative expenses.

         Tools & Hardware segment operating earnings were $16.7 million for the first nine months of 2002, compared to $54.5 million in the same period last year. Excluding goodwill amortization, Tools & Hardware segment operating earnings for the first nine months of 2001 were $61.5 million. The lower operating earnings primarily reflect the impact of reduced revenues from the prior year, plant inefficiencies from operating at reduced levels of manufacturing and planned inventory reductions, partially offset by decreased selling and administrative expenses.

INCOME TAXES:

         Income taxes decreased primarily as a result of lower taxable income and the reorganization as discussed in Note 1 of the Notes to the Consolidated Financial Statements. The effective tax rate was 23.8% for the nine months ended September 30, 2002 and 32.2% for the nine months ended September 30, 2001, excluding goodwill amortization. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the effective tax rate.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) decreased $24 million during the first nine months of 2002. This decrease was primarily related to a $63 million reduction in inventories. Contributing to the reduction in inventories was a $4 million increase in the allowance for excess and obsolete inventory reflecting the Company's assessment of salability in light of recent usage data. Operating working capital turnover for the first nine months of 2002 was 3.8 turns compared to 3.9 turns in the same period of 2001, reflecting the impact of lower shipments.

         Cash provided from operating activities was $305 million in the first nine months of 2002. These funds were used to fund capital expenditures of $43 million, dividends of $98 million, share purchases of $73 million, and a net reduction in debt of $63 million. During the first nine months of 2001, cash provided by operating activities totaled $277 million. These funds plus net cash received of $8 million related to previous acquisitions and $41 million from employee stock plan activity were used to fund capital expenditures of $92 million, dividends of $99 million, share repurchases of $42 million and net debt repayments of $108 million.

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

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $5.2 million and $5.8 million during the nine months ended September 30, 2002 and 2001, respectively.

         During the fourth quarter of 2001, Cooper recorded a nonrecurring charge that results in certain future cash expenditures. Cooper recorded a $7.1 million accrual for severance and other costs associated with the consolidation or closure of certain Electrical Products segment facilities as a result of management's review and modification of their assessment of required production and distribution facilities and capacity, in consideration of depressed demand levels. A total of 77 salaried and 196 hourly positions were scheduled to be eliminated in 2002 as a result of these planned consolidation actions. Also during the fourth quarter of 2001, Cooper recorded a provision of $36.0 million for financial advisory, legal and other costs associated with the Company's review of strategic alternatives. The source of funding total cash expenditures of $41.4 million (non-cash charges were $1.7 million) is cash provided by operating activities.

         The following table reflects activity related to the fourth quarter 2001 severance, facility consolidation and closure and financial advisors and other cost accruals.

                                                                           FACILITIES        FINANCIAL
                                          NUMBER OF        ACCRUED        CONSOLIDATION    ADVISORS AND
                                          EMPLOYEES        SEVERANCE       AND CLOSURE        OTHER
                                        -------------    -------------    -------------    -------------
                                                                          (in millions)
Facility consolidation and closure ..             291    $         3.2    $         2.2    $          --
Provision for advisors and other ....              --               --               --             36.0
Employees terminated ................             (18)              --               --               --
Cash expenditures ...................              --             (0.2)            (0.1)            (6.0)
                                        -------------    -------------    -------------    -------------
Balance at December 31, 2001 ........             273              3.0              2.1             30.0
Employees terminated ................            (269)              --               --               --
Cash expenditures ...................              --             (2.9)            (1.8)           (15.7)
                                        -------------    -------------    -------------    -------------
Balance at September 30, 2002 .......               4    $         0.1    $         0.3    $        14.3
                                        =============    =============    =============    =============

         As of September 30, 2002, Cooper anticipates incurring $1.0 million related to facility exit costs and disruptions to operations under the 2001 facility consolidation plan that could not be accrued. A majority of the $1.0 million relates to operating inefficiencies and training, personnel and inventory relocation costs that will be required to be expensed as incurred during 2002.

CAPITAL RESOURCES:

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase Cooper common shares. Cooper's debt-to-total capitalization ratio was 38.2% at September 30, 2002, 41.2% at September 30, 2001, and 39.1% at December 31, 2001.

         Cooper and its subsidiaries have numerous defined benefit pension plans. During 2002, the fair market value of the equity investments included in the plan assets of one of the largest plans decreased as a result of the overall downturn in the U.S. stock market. In addition, interest rates declined during the year which may result in a decrease in the assumed discount rate used to measure this plan's obligations. This will cause an increase in the accumulated benefit obligation amount. The Company therefore expects the accumulated benefit obligation of this plan will exceed the fair market value of plan assets at year-end. This unfunded accumulated benefit obligation, plus the existing prepaid pension asset recorded related to this plan, will result in a significant increase in the minimum pension liability amount included in accumulated other nonowner changes in equity on the December 31, 2002 consolidated balance sheet. The actual amount of the minimum pension liability equity charge will be determined as of the December 31, 2002 plan measurement date. Cooper estimates that the charge to accumulated nonowner changes in equity will range from approximately $50 million to $100 million, net of tax. The final amount of the charge will depend primarily on the market value of plan assets and the assumed discount rate as of December 31, 2002. Cooper believes that the debt-to-total capitalization ratio will remain within our targeted range after this expected year-end charge to equity.

         Cooper relies on commercial paper markets as its principal source of short-term financing. As of September 30, 2002 and December 31, 2001, Cooper's outstanding commercial paper balance was $20 million and $342 million, respectively. The weighted average interest rate on these borrowings was 2.66% and 2.54% at September 30, 2002 and December 31, 2001, respectively.

         Cooper's practice is to back up its outstanding commercial paper with a combination of cash and committed bank credit facilities. As of September 30, 2002, the balance of these committed bank credit facilities was $825 million, $375 million of which mature on April 30, 2003 and $450 million of which mature on November 17, 2004. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities.

         The credit facility agreements do not contain a material adverse change clause. The principal financial covenants in the agreements limit Cooper's debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum EBITDA to interest ratio of 3 to 1. Cooper is in compliance with all of the covenants in the credit facility agreements.

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

         During June 2002, Cooper Ohio issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. Proceeds from the notes were used to reduce outstanding commercial paper balances. During September 2002, Cooper Ohio filed a Form S-4 Registration Statement to exchange the original notes for notes with substantially identical terms, except that the exchange notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the original notes will not apply to the exchange notes. The original and exchange notes are fully and unconditionally guaranteed by Cooper. The exchange offer was completed on November 4, 2002 with all holders exchanging their notes. Cooper Ohio will not receive any proceeds from the exchange offer.

         During 1999, Cooper Ohio completed a shelf registration to issue up to $500 million of debt securities. On October 28, 2002, Cooper Ohio issued $275 million senior unsecured notes due November 1, 2009, with a 5.5% interest rate. Proceeds from the notes will be used to repay maturing long-term and short-term debt. The notes are fully and unconditionally guaranteed by Cooper. After this issuance, $225 million of the shelf registration remains available to be issued.

         During the third quarter of 2002, Cooper sold at a premium U.S. Treasury securities due August 15, 2003. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure under this agreement to a maximum cost of $7.2 million. The repurchase agreement will be settled immediately prior to the maturity of the securities. Settlement of this transaction will not require any financing by Cooper and this transaction does not create an asset or liability, other than as described above. The face amount of the securities was $750 million. Cash provided by operating activities will be the source of funding for settlement of interest rate exposure, if any.

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

         As of September 30, 2002, there have been no other significant changes to Cooper's contractual obligations or other commitments as described in Cooper Ohio's Annual Report on Form 10-K for the year ended December 31, 2001.

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                          SEPTEMBER 30,
                                               -----------------------------------
                                                    2002                  2001
                                               -------------         -------------
                                                          (in millions)
Electrical Products..........................  $       248.1         $       252.9
Tools & Hardware.............................           96.7                  75.9
                                               -------------         -------------
                                               $       344.8         $       328.8
                                               =============         =============


         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding facility consolidations and cost-reduction programs, the anticipated effective tax rate, the anticipated debt-to-capitalization ratio, the anticipated minimum pension liability equity charge, the potential liability exposure resulting from Federal-Mogul Corporation's bankruptcy filing and any statements regarding future revenues, earnings, cash flows and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the net effects of Cooper's cost reduction programs, the timing of facility consolidations and the magnitude of any disruption from such consolidations, the fair market value of the assets in the defined benefit pension plans at year-end, the resolution of Federal-Mogul's bankruptcy proceedings, market and economic conditions, changes in raw material and energy costs, industry competition, changes in financial markets including foreign currency rate fluctuations and changing legislation and regulations including changes in tax laws, tax treaties or tax regulations. The statements also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.


ITEM 4.                      CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing date of this report, Cooper's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Cooper's disclosure controls and procedures. Based on that evaluation, Cooper's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2002, a total of 89,985 Abex Claims were filed, of which 31,475 claims have been resolved leaving 58,510 Abex Claims pending at September 30, 2002, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2002, 2,696 claims were filed and 13,577 claims were resolved. In addition, during the third quarter, the Company completed the transition of case administration to a new national counsel and record keeping system, as well as an audit of information received from Federal-Mogul. As a result of the audit, the number of claims received was adjusted by 6,190 and the number of claims resolved was adjusted by 116 to reflect claims and settlements that should have been included in Federal-Mogul's pre-October 2001 records. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $812 before insurance. A total of $34.7 million was spent on defense costs for the period August 28, 1998 through September 30, 2002. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.1 Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JP Morgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cooper's Form 8-K dated October 28, 2002).

         4.2 Form of Cooper Industries, Inc. 5.5% Senior Notes Due 2009 (incorporated herein by reference to Exhibit 4.2 of Cooper's Form 8-K dated October 28, 2002).

         4.3      Form of Cooper Industries, Inc. 5.25% Senior Notes due 2007.

         10.1 Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel which applies if there is a Change of Control of Cooper.

         10.2 Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel.

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 1997 and the Nine Months Ended September 30, 2002 and 2001.

         23.      Consent of Bates White & Ballentine, LLC.

         99.1     Certification of Chief Executive Officer.

         99.2     Certification of Chief Financial Officer.

(b)      Reports on Form 8-K

         Cooper filed a report on Form 8-K dated July 23, 2002, which included a copy of a press release containing Cooper's results of operations for the second quarter of 2002 and "Sales Trends" information posted on Cooper's website.

         Cooper filed a report on Form 8-K dated August 6, 2002, which included a copy of a press release announcing that the Board of Directors elected a new director and approved the expensing of stock options, and the Chief Executive Officer and Chief Financial Officer certified Cooper's SEC filings made in 2002.

         Cooper filed a report on Form 8-K dated August 19, 2002, which included "Sales Trends" information posted on Cooper's website.

         Cooper filed a report on Form 8-K dated September 20, 2002, which included "Sales Trends" information posted on Cooper's website.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Cooper Industries, Ltd.
                              -------------------------------------------------
                                             (Registrant)


Date: November 12, 2002       /s/ D. Bradley McWilliams
-------------------------     -------------------------------------------------
                              D. Bradley McWilliams
                              Senior Vice President and
                              Chief Financial Officer


Date: November 12, 2002       /s/ Jeffrey B. Levos
-------------------------     -------------------------------------------------
                              Jeffrey B. Levos
                              Vice President and Controller
                              and Chief Accounting Officer

                                 Certifications

I, H. John Riley, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cooper Industries, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 12, 2002                   /s/ H. John Riley, Jr.
----------------------------------------     ----------------------------------
                                             H. John Riley, Jr.
                                             Chairman, President and
                                             Chief Executive Officer

I, D. Bradley McWilliams, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cooper Industries, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 12, 2002              /s/ D. Bradley McWilliams
-----------------------------------     ---------------------------------------
                                        D. Bradley McWilliams
                                        Senior Vice President and
                                        Chief Financial Officer

                                  Exhibit Index


Exhibit No.

         4.1 Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JP Morgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of Cooper's Form 8-K dated October 28, 2002).

         4.2 Form of Cooper Industries, Inc. 5.50% Senior Notes Due 2009 (incorporated herein by reference to Exhibit 4.2 of Cooper's Form 8-K dated October 28, 2002).

         4.3      Form of Cooper Industries, Inc. 5.25% Senior Notes due 2007.

         10.1 Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel which applies if there is a Change of Control of Cooper.

         10.2 Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel.

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 1997 and the Nine Months Ended September 30, 2002 and 2001.

         23.      Consent of Bates White & Ballentine, LLC.

         99.1     Certification of Chief Executive Officer.

         99.2     Certification of Chief Financial Officer.