Form 10-K
period 2002-12-31
COOPER INDUSTRIES LTD
filed 2003-02-26
CIK 1141982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                               ------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from           to

                           COMMISSION FILE NUMBER 1-31330

                             COOPER INDUSTRIES, LTD.
             (Exact Name of Registrant as Specified in Its Charter)

                BERMUDA                                      98-0355628
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                    Identification Number)

 600 TRAVIS, SUITE 5800, HOUSTON, TEXAS                        77002
(Address of Principal Executive Offices)                     (Zip Code)

                                  713/209-8400
              (Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                                                   ON WHICH REGISTERED
         -------------------                                                  ---------------------
CLASS A COMMON SHARES, $0.01 PAR VALUE                                     THE NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE PREFERRED SHARES                                        THE NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:                 NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]    No [ ]


     The aggregate value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2002 was $3,727,136,096.

         NUMBER OF REGISTRANT'S CLASS A COMMON SHARES OUTSTANDING AS OF
                         JANUARY 31, 2003 - 93,246,803

                       DOCUMENTS INCORPORATED BY REFERENCE
       Cooper Industries, Ltd. Proxy Statement to be filed for the Annual
              Meeting of Shareholders to be held on April 29, 2003
               (Part II - Item 5, Part III - Items 10, 11 and 12)

                                TABLE OF CONTENTS

Part I                                                                                                            PAGE
                                                                                                                  ----
         Item 1:    Business..................................................................................     2
         Item 2:    Properties................................................................................     2
         Item 3:    Legal Proceedings.........................................................................     8
         Item 4:    Submission of Matters to a Vote of Security Holders.......................................     9

Part II
         Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.....................    10
         Item 6:    Selected Financial Data...................................................................    11
         Item 7:    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................................    12
         Item 7A:   Quantitative and Qualitative Disclosures about Market Risk................................    27
         Item 8:    Financial Statements and Supplementary Data...............................................    27
         Item 9:    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosures.....................................................................    27

Part III
         Item 10:   Directors and Executive Officers of the Registrant........................................    27
         Item 11:   Executive Compensation....................................................................    27
         Item 12:   Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters...........................................................    27
         Item 13:   Certain Relationships and Related Transactions............................................    27
         Item 14:   Controls and Procedures...................................................................    27

Part IV
         Item 15:   Exhibits, Financial Statements Schedules, and Reports on Form 8-K.........................    28

                                     PART I

ITEM 1.  BUSINESS; ITEM 2. PROPERTIES


                                     GENERAL

         The term "Cooper" refers to the registrant, Cooper Industries, Ltd., which was incorporated under the laws of Bermuda on May 22, 2001, and became the successor-registrant to Cooper Industries, Inc. on May 22, 2002.

         Cooper operates in two business segments: Electrical Products and Tools & Hardware. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 21 countries and currently employs approximately 28,400 people. On December 31, 2002, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 19,468,600 square feet of space, of which approximately 73 percent was owned and 27 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Certain equipment and production facilities have been financed by industrial revenue bonds issued by local government authorities and are subject to security arrangements customary in such financings.

                                                                                                               SQUARE FOOTAGE OF
                                                      NUMBER AND NATURE OF FACILITIES                        PLANTS AND FACILITIES
                                       ------------------------------------------------------------       -------------------------
                         NUMBER OF
         SEGMENT         EMPLOYEES     MANUFACTURING     WAREHOUSE          SALES          OTHER            OWNED          LEASED
         -------         ----------    -------------     ----------      ----------      ----------       ---------      ----------
Electrical Products          22,006              83              50             110              15       9,947,137       4,552,216

Tools & Hardware              6,232              27              13              19               2       4,186,558         644,846

Other                           224               0               0               0               1               0         137,853
                         ----------      ----------      ----------      ----------      ----------      ----------      ----------

Total                        28,462             110              63             129              18      14,133,695       5,334,915

* Multi-purpose facilities at a single location are listed in each applicable column.

                          MANUFACTURING PLANT LOCATIONS

                       EUROPE
              UNITED   (OTHER       UNITED               SOUTH                               REPUBLIC
    SEGMENT   STATES  THAN UK)     KINGDOM     MEXICO    AMERICA    AUSTRALIA     CANADA     OF CHINA     INDIA    MALAYSIA
    -------   ------  --------     -------     ------    -------    ---------     ------     --------     -----    --------
Electrical
Products        43       11           10         10         3           1           2           1           1         1

Tools &
Hardware        14        8            0          2         2           1           0           0           0         0
               ----     ----         ----       ----       ----       ----         ----        ----       ----       ----
Total           57       19           10         12         5           2           2           1           1         1

         Operations in the United States are conducted by wholly-owned subsidiaries of Cooper, organized by the two business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through Cooper's two business segments. As a result of these international operations, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with these international operations compared with domestic activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers, restrictions on foreign exchange and currency fluctuations. As the U.S. dollar strengthens against foreign currencies at a rate greater than inflation in those countries, Cooper may experience lower segment revenues and operating earnings. The five countries in which Cooper generates the most international revenues are Canada, Germany, France, Mexico and the United Kingdom. Cooper has operations in India, Malaysia and China and has several joint ventures with operations in China. Investments in India, Malaysia and China are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit
21.0 contains a list of Cooper's subsidiaries.

         Financial information with respect to Cooper's industry segments and geographic areas is contained in Note 15 of the Notes to Consolidated Financial Statements. A discussion of acquisitions and divestitures is included in Notes 3, 7 and 16 of the Notes to Consolidated Financial Statements.

         With its two business segments, Cooper serves three major markets: industrial, construction and electrical power distribution. Markets for Cooper's products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Cooper experiences substantial competition in both of its business segments. The number and size of competitors vary considerably depending on the product line. Cooper cannot specify with exactitude the number of competitors in each product category or their relative market position. However, most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper considers its reputation as a manufacturer of a broad line of quality products and premier brands to be an important factor in its businesses. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment, wiring devices, support systems, hazardous duty electrical equipment, emergency lighting, lighting fixtures, fuses, nonpower hand tools and industrial power tools.

         Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 2002, approximately $54.0 million was spent for research and development activities as compared with approximately $55.8 million in 2001 and $57.7 million in 2000. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted or products are sold. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.

         Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2003. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper's accruals for environmental liabilities, see Note 7 of the Notes to Consolidated Financial Statements.

         Approximately 56% of the United States hourly production work force of Cooper is employed in 46 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 44% of all hourly production employees exist with 23 bargaining units at 23 operations in the United States and with various unions at 26 international operations. During 2002, new agreements were concluded covering hourly production employees at 5 operations in the United States. Cooper considers its employee relations to be excellent.

         Sales backlog at December 31, 2002 was approximately $318 million, all of which is for delivery during 2003, compared with backlog of approximately $308 million at December 31, 2001.

         Cooper's financial condition and performance are subject to various risks and uncertainties including, but not limited to: (1) the condition of the domestic economy and European and Latin American markets; (2) spending on commercial and residential construction and by utilities; (3) worldwide energy-related project spending; (4) demand for products in the electronics and telecommunications markets; (5) changes in raw material and energy costs;
(6) changes in mix of products sold; (7) realization of benefits of cost reduction programs; (8) industry competition; (9) the timing of facility consolidations and the magnitude of any disruption from such consolidations;
(10) changes in tax laws, regulations and treaties; (11) the relationship of the U.S. dollar to the currencies of countries in which Cooper does business;
(12) mergers and acquisitions and their integration into Cooper; (13) the resolution of Federal-Mogul's bankruptcy proceedings; and (14) risks related to changing legal and regulatory requirements and changing market, economic and political conditions in the countries in which we operate.

         Cooper's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, at the "Investor Center" tab on Cooper's website (www.cooperindustries.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission.

         The following describes the business conducted by each of Cooper's business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth on the table at the end of this Item. Information concerning market conditions, as well as information concerning revenues and operating earnings for each segment, is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                               ELECTRICAL PRODUCTS

         The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, support systems, enclosures, wiring devices, plugs, receptacles, lighting fixtures, fuses, emergency lighting, fire detection systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters and other related power systems components.

         The principal raw material requirements include: copper, tin, lead, plastics, insulating materials, pig iron, aluminum ingots, steel, aluminum and brass. These raw materials are available from and supplied by numerous sources located in the United States and abroad.

         Demand for electrical products follows general economic conditions and is generally sensitive to activity in the construction market, industrial production levels, electronic component production and spending by utilities for replacements, expansions and efficiency improvements. The segment's product lines are marketed directly to original equipment manufacturers and utilities and to a variety of end users through major distributor chains, retail home centers, hardware outlets and thousands of independent distributors.

                                TOOLS & HARDWARE

         The Tools & Hardware segment manufactures, markets and sells hand tools for industrial, construction and consumer markets; automated assembly systems for industrial markets; and electric and pneumatic industrial power tools for general industry, primarily automotive and aerospace manufacturers.

         The principal raw material requirements include: flat and bar stock steel, brass, copper, tin plate, fiberglass, aluminum, iron castings, wood, plastic pellets and plastic sheet. These materials are available from and supplied by numerous sources located in the United States and abroad.

         Demand for nonpowered hand tools, assembly systems and industrial power tools is driven by employment levels and industrial activity in major industrial countries and by consumer spending. In addition, demand for industrial power tools is influenced by automotive and aerospace production. The segment's products are sold by a company sales force, independent distributors and retailers.

                             COOPER INDUSTRIES, LTD.
              PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT

                               ELECTRICAL PRODUCTS
                            MAJOR PRODUCTS AND BRANDS

ACCESS CABINETS and E2 CABINETS electrical enclosures.                 IRiS lighting systems.
ARKTITE plugs and receptacles.                                         JSB, LUMINOX and MENVIER emergency lighting and fire
ARROW-HART wiring devices.                                                 detection systems.
ATLITE commercial, exit and emergency lighting.                        KARP, EDISON, MERCURY and B&S electrical fuses.
B-LINE support systems, enclosures, fasteners.                         KEARNEY fuses, connectors, tools and switches.
BLESSING, CSA, PRETRONICA and UNIVEL emergency lighting and            KYLE distribution switchgear.
    power systems.                                                     LIMITRON electric fuses.
BUSSMANN and BUSS electrical and electronic fuses.                     LITTLE BROTHER electrical control panels.
CAM-LOK electrical connectors.                                         LOW-PEAK electric fuses.
CAPRI-CODEC cable accessories and flexible conduits.                   LUMIERE specification grade landscape lighting.
CEAG emergency lighting systems and explosion protected                MAGNUM terminal strips and disconnect blocks.
    electrical materials.                                              MCGRAW-EDISON and LUMARK indoor and outdoor lighting.
CENT-R-RAIL and REDI-RAIL metal rack units and cable trays.            MCGRAW-EDISON and RTE transformer components, cable
CHAMP and HAZARD-GARD HID and fluorescent lighting.                        accessories and fuses.
COILTRONICS inductors and transformers.                                METALUX fluorescent lighting.
COMBINED TECHNOLOGIES current-limiting fuses.                          MINI-LINE molded-to-cable miniature connectors.
CONDULET fittings and outlet bodies.                                   MWS modular wiring systems.
COOPER POWER SYSTEMS distribution transformers, power capacitors,      MYERS electrical hubs.
    voltage regulators, surge arresters and SCADA master               NORTEM electrical construction materials.
    stations.                                                          NOVA reclosers, sectionalizers and switches.
COOPER WIRING DEVICES circuit protective devices.                      OPTIMA fuseholders.
CORELITE and NEO-RAY indirect lighting products.                       PORTFOLIO architectural recessed lighting.
CROMPTON lighting fixtures and specialty lamps.                        POSI-BREAK electrical connectors.
CROUSE-HINDS and CEAG electrical construction materials and            POSI-LOK electrical panel units.
    CROUSE-HINDS aviation lighting products.                           POWER-LOCK wiring devices, receptacles, caps and covers.
CUBEFUSE fuses, fuse holders and fuse boxes.                           POWERPLUS panel boards.
DLS electrical wiring and control systems.                             POWERSTOR carbon aerogel supercapacitors.
DOMEX electrical construction materials.                               REGALSAFE signaling and life saving apparatus.
DURA-COPPER and DURA-GREEN epoxy coatings.                             REGENT security lighting systems.
EAGLE wiring devices, sockets and switches.                            ROYER wiring devices, sockets and switches.
EDISON and EDISON PRO relays and fusegear.                             SCANTRONIC and MENVIER security systems.
EDISON SERIES METERING residential and commercial meter bases.         SHAPER specification and commercial grade lighting
ELETROMEC DIN style fuses.                                                 fixtures.
EMERALD consumer recessed and track lighting.                          SHOCK SENTRY sockets, connectors, and wall plates.
EMSA power transformers.                                               SPECONE controls, lighting, plugs and receptacles.
ENKLOSURES electrical enclosures.                                      STREETWORKS outdoor lighting.
ENVIROTEMP dielectric fluids.                                          SURE-LITES exit and emergency lighting.
FAIL-SAFE high abuse, clean room and vandal-resistant lighting         SURGBLOC electrical voltage receptacles and surge
    fixtures.                                                              suppressors.
FULLEON, NUGELEC and TRANSMOULD fire detection systems.                THEPITT electrical outlet and switch boxes.
FUSETRON electric fuses and protectors.                                TRANSX transient voltage protection devices.
GLOCOIL electric heating elements.                                     ULTRASIL surge arresters.
HALO recessed and track lighting fixtures.                             VARIGAP and VARISTAR surge arresters
HART-LOCK electrical receptacles, caps, connectors and                 WILLSHER & QUICK electrical enclosures.
    accessories.

                                TOOLS & HARDWARE
                            MAJOR PRODUCTS AND BRANDS

AIRETOOL, BUCKEYE, CLECO, COOPER AUTOMATION, DGD, DOLER, DOTCO,        LUFKIN measuring tapes.
    GARDNER-DENVER*, GARDOTRANS, QUACKENBUSH, ROTOR TOOL and           MASTER POWER industrial air tools.
    RECOULES industrial power tools and assembly equipment.            METRONIX servos and drive controls.
APEX and GETA screwdriver bits, impact sockets and universal           NICHOLSON files and saws.
    joints.                                                            PLUMB hammers.
CAMPBELL chain products.                                               UTICA torque measuring and controls.
CRESCENT pliers and wrenches.                                          WELLER soldering equipment.
DIAMOND farrier tools and horseshoes.                                  WIRE-WRAP solderless connection equipment.
EREM precision cutters and tweezers.                                   WISS and H.K. PORTER cutting products.
KAHNETICS dispensing systems.                                          XCELITE screwdrivers and nutdrivers.

------------------

* Gardner-Denver is a registered trademark of Gardner Denver, Inc. and is used by Cooper Industries under license.

                             COOPER INDUSTRIES, LTD.
       PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT - (CONTINUED)

ELECTRICAL PRODUCTS

MAJOR MARKETS

         Fuses and circuit protection products are sold to end-users in the construction, industrial, automotive and consumer markets and to manufacturers in the electrical, electronic, telecommunications and automotive industries. Lighting fixtures are utilized in residential construction, industrial, institutional and commercial building complexes, shopping centers, parking lots, roadways, and sports facilities. Electrical power products are used by utilities and significant commercial and industrial power users. Electrical construction materials are used in commercial, residential and industrial projects, by utilities, airports and wastewater treatment plants and in the process and energy industries. Emergency lighting, fire detection and security systems are installed in residential, commercial and industrial applications. Support systems and enclosures are used in industrial, commercial and telecommunications complexes. Wiring devices are used in the construction, renovation, maintenance and repair of residential, commercial, industrial and institutional buildings.

PRINCIPAL DISTRIBUTION METHODS

         Products are sold through distributors for use in general construction, plant maintenance, utilities, process and energy applications, shopping centers, parking lots, sports facilities, and data processing and telecommunications systems; through distributors and direct to manufacturers for use in electronic equipment for consumer, industrial, government and military applications; through distributors and direct to retail home centers and hardware outlets; and direct to original equipment manufacturers of appliances, tools, machinery and electronic equipment.

TOOLS AND HARDWARE

MAJOR MARKETS

         Power tools and assembly systems are used by general industrial manufacturers, particularly durable goods producers and original equipment manufacturers, such as those in the aerospace and automobile industries. Hand tools are used in a variety of industrial, electronics, agricultural, construction and consumer applications.

PRINCIPAL DISTRIBUTION METHODS

         Products are sold through distributors and agents to general industry, particularly automotive and aircraft; through distributors and wholesalers to hardware stores, lumberyards and department stores; and direct to original equipment manufacturers, home centers, specialty stores, department stores, mass merchandisers and hardware outlets.

ITEM 3.  LEGAL PROCEEDINGS

         Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a future additional material adverse effect on Cooper's financial statements.

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2002, a total of 103,133 Abex Claims were filed, of which 31,991 claims have been resolved leaving 71,142 Abex Claims pending at December 31, 2002, that are the responsibility of Federal-Mogul. During the year ended December 31, 2002, 21,791 claims were filed and 14,901 claims were resolved. In addition, during the third quarter of 2002, the Company completed the transition of case administration to a new national counsel and record keeping system, as well as an audit of information received from Federal-Mogul. As a result of the audit, the number of claims received was adjusted by 6,190 and the number of claims resolved was adjusted by 116 to reflect claims and settlements that should have been included in Federal-Mogul's pre-October 2001 records. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,137 before insurance. A total of $38.4 million was spent on defense costs for the period August 28, 1998 through December 31, 2002. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

         With the assistance of independent advisors, Bates White & Ballentine, LLC, Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White & Ballentine, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on the advisor's data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At December 31, 2002, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $84.3 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the shareholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Cooper Class A common shares (symbol - CBE) are listed on the New York Stock Exchange. Options for Cooper Class A common shares are listed on the American Stock Exchange. Cooper Class B common shares are not publicly traded. Cooper Industries, Inc. is the only holder of Class B common shares. The Class B common shares were issued to Cooper Industries, Inc. in connection with the reincorporation merger whereby Cooper Industries, Inc., formerly the publicly traded parent company, became a wholly-owned subsidiary of Cooper Industries, Ltd. The holders of Class B common shares are not entitled to vote, except as to matters for which the Bermuda Companies Act specifically requires voting rights for otherwise nonvoting shares. Cooper Industries, Ltd. and Cooper Industries, Inc. have entered into a voting agreement whereby any Class A or Class B common shares held by Cooper Industries, Inc. will be voted (or abstained from voting) in the same proportion as the other holders of Class A common shares. Therefore, Class A and Class B common shares held by Cooper Industries, Inc. do not dilute the voting power of the Class A common shares held by the public.

         As of January 31, 2003 there were 26,509 record holders of Cooper Class A common shares and one holder of Cooper Class B common shares.

         The high and low quarterly sales price for the past two years of Cooper Class A common shares (and prior to May 22, 2002, Cooper Industries, Inc. Common Stock, par value $5.00 per share), as reported by Dow Jones & Company, Inc., are as follows:


                                                                        QUARTER
                               ------------------------------------------------------------------------------------------
                                       1                      2                      3                       4
                               -------------------    -------------------    -------------------    ---------------------
      2002        High               $42.55                 $47.10                 $39.55                  $38.50
                  Low                 30.20                  37.00                  27.14                   27.55

      2001        High               $47.69                 $41.17                 $60.45                  $45.57
                  Low                 32.00                  31.61                  33.60                   34.50

         Annual cash dividends declared on Cooper's Class A and Class B common shares (and prior to May 22, 2002, Cooper Industries, Inc. Common Stock, par value $5.00 per share) during 2002 and 2001 were $1.40 a share ($.35 a quarter). On February 12, 2003, the Board of Directors declared a quarterly dividend of $.35 a share (or $1.40 on an annualized basis), which will be paid on April 1, 2003 to shareholders of record on March 3, 2003. Cooper's subsidiary, Cooper Industries, Inc., waived the right to receive all dividends on Class A and Class B common shares held by it in 2002 and in February 2003.

         The information required by Item 201(d) of Regulation S-K is set forth under the caption "Equity Compensation Plan Information" in Cooper's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper's 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2002. The selected historical financial information shown below has been derived from Cooper's audited consolidated financial statements. This information should be read in conjunction with Cooper's consolidated financial statements and notes thereto.

                                                                           YEARS ENDING DECEMBER 31,
                                                        --------------------------------------------------------------
                                                            2002         2001         2000         1999         1998
                                                        ---------    ---------     ---------    ---------    ---------
                                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Revenues..........................................   $ 3,960.5    $ 4,209.5     $ 4,459.9    $ 3,868.9    $ 3,651.2
                                                        ---------    ---------     ---------    ---------    ---------

   Income from continuing operations.................   $   213.7    $   261.3     $   357.4    $   331.9    $   335.9
   Income (charge) from discontinued operations, net
     of taxes........................................          --        (30.0)           --           --         87.1
                                                        ---------    ---------     ---------    ---------    ---------
     Net Income......................................   $   213.7    $   231.3     $   357.4    $   331.9    $   423.0
                                                        =========    =========     =========    =========    =========

INCOME PER COMMON SHARE DATA:
Basic -
   Income from continuing operations.................   $    2.29    $    2.78     $    3.82    $    3.53    $    2.97
   Income (charge) from discontinued operations......          --         (.32)           --           --          .77
                                                        ---------    ---------     ---------    ---------    ---------
     Net Income......................................   $    2.29    $    2.46     $    3.82    $    3.53    $    3.74
                                                        =========    =========     =========    =========    =========

Diluted -
   Income from continuing operations.................   $    2.28    $    2.75     $    3.80    $    3.50    $    2.93
   Income (charge) from discontinued operations......          --         (.31)           --           --          .76
                                                        ---------    ---------     ---------    ---------    ---------
     Net Income......................................   $    2.28    $    2.44     $    3.80    $    3.50    $    3.69
                                                        =========    =========     =========    =========    =========

BALANCE SHEET DATA (at December 31):
Total assets.........................................   $ 4,687.9    $ 4,611.4     $ 4,789.3    $ 4,143.4    $ 3,779.1
Long-term debt, excluding current maturities.........     1,280.7      1,107.0       1,300.8        894.5        774.5
Shareholders' equity.................................     2,002.4      2,023.2       1,904.2      1,743.1      1,563.6
CASH DIVIDENDS PER COMMON
   SHARE.............................................   $    1.40    $    1.40     $    1.40    $    1.32    $    1.32

         In October 1998, Cooper sold its Automotive Products segment for $1.9 billion in proceeds. The financial information in the above table excludes the 1998 results of the Automotive Products segment from income from continuing operations. The discontinued segment's results are presented separately in the caption "Income (charge) from discontinued operations, net of taxes." A $30 million charge, net of a $20 million income tax benefit was recorded in 2001 related to potential asbestos obligations associated with the Automotive Products segment. See Note 16 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect Cooper's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding the facilities closure and production rationalization plan and cost-reduction programs, capital expenditures, resolution of income tax matters, potential liability exposure resulting from Federal-Mogul Corporation's ("Federal-Mogul") bankruptcy filing and any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul's bankruptcy proceedings, political developments, market and economic conditions, changes in raw material and energy costs, industry competition, the net effects of Cooper's cost-reduction programs, the timing and net effects of facility closures and the magnitude of any disruptions from such closures, changes in financial markets including foreign currency rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

                          CRITICAL ACCOUNTING POLICIES

         The Consolidated Financial Statements and Notes to the Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Cooper believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.

         Cooper recognizes revenues when products are shipped and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required. The accrual for sales returns and other allowances was $27.2 million and $30.9 million at December 31, 2002 and 2001, respectively.

         Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The allowance for excess and obsolete inventory was $41.0 million at December 31, 2002 and $35.1 million at December 31, 2001. The increase in the allowance during 2002 reflects Cooper's assessment of ultimate disposition in consideration of continued depressed market conditions.

         Cooper has a valuation allowance of $21.7 million and $47.0 million at December 31, 2002 and 2001, respectively, to reduce its deferred tax asset related to a capital loss carryforward on the 1998 sale of the Automotive Products segment. The capital loss carryforward is available to offset capital gains through 2003. The capital loss carryforward deferred tax asset balance was $21.7 million and $54.9 million at December 31, 2002 and 2001, respectively. Cooper limited the amount of tax benefits recognizable from this asset based on an evaluation of the amount of capital loss carryforward that is expected to be ultimately realized. Cooper has implemented strategies to realize the capital loss carryforward asset and has transferred the reduction in the valuation allowance to other deferred taxes. See Note 12 of the Notes to the Consolidated Financial Statements.

         Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Differences between actuarial assumptions and estimates and actual experience are deferred as unrecognized gains and losses. Unrecognized gains and losses in excess of a calculated minimum annual amount are amortized and recognized in net periodic pension cost over the average remaining service period of active employees.

         During 2002, the fair market value of the equity investments included in the plan assets of one of the largest pension plans decreased 13%, primarily as a result of the overall downturn in the U.S. stock market. In addition, interest rates have declined, which resulted in a decrease in the assumed discount rate used to measure this plan's obligations from 7.75% in 2000 to 7.0% in 2002. The decrease in the discount rate caused an increase in the accumulated benefit obligation amount. The accumulated benefit obligation of this plan exceeded the fair market value of plan assets at December 31, 2002. This unfunded accumulated benefit obligation, plus the existing prepaid asset recorded related to this plan was the primary cause of a $33.4 million net-of-tax minimum pension liability charge included in accumulated other nonowner changes in equity at December 31, 2002. Total net periodic pension benefits cost was $16.7 million in 2002, $11.6 million in 2001 and $2.0 million in 2000 excluding a $3.6 million settlement gain. The increase in net periodic pension cost in 2002 and 2001 was primarily due to a decrease in the expected return on plan assets and an increase in recognized actuarial losses. Total net periodic pension benefits cost is expected to be $26.0 million in 2003. The net periodic pension benefit cost for 2003 has been estimated assuming a discount rate of 7.0% and an expected return on plan assets of 8.5%. The $9.3 million expected increase in net periodic pension cost in 2003 compared to 2002 primarily results from a decrease in the expected return on plan assets and an increase in recognized actuarial losses. See Note 13 of the Notes to the Consolidated Financial Statements.

         The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense. Differences between assumptions and actual experience are deferred as unrecognized gains and losses. Unrecognized gains and losses in excess of a minimum annual amount are amortized and recognized in net periodic postretirement benefit cost over the average remaining life expectancy of the participants. The decline in interest rates over the past three years resulted in a decrease in the assumed discount rate used to measure postretirement benefit obligations from 7.75% in 2000 to 7.0% in 2002. Net periodic postretirement benefit cost is expected to rise slightly to $5.8 million in 2003 compared to cost of $5.2 million in 2002 and income of $1.3 million and $1.8 million in 2001 and 2000, respectively. The increase in net periodic postretirement benefit cost in 2002 was primarily due to a decrease in the amount of recognized actuarial gains. See Note 13 of the Notes to the Consolidated Financial Statements.

         Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper's potential liability is determined based on estimates of Cooper's proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, Cooper's estimate of its environmental liabilities may change. The liability for environmental remediation was $42.2 million at December 31, 2002 and $46.3 million at December 31, 2001. See Note 7 of the Notes to the Consolidated Financial Statements.

         As discussed in Note 16 of the Notes to the Consolidated Financial Statements, Cooper has an $84.3 million accrual representing its best estimate of liabilities related to the sale of the Automotive Products business to Federal-Mogul in 1998. The liabilities include potential liabilities in the event Federal-Mogul rejects the 1998 Purchase and Sale Agreement for the sale of the Automotive Products business, and certain indemnification obligations to Cooper. The analysis of Cooper's contingent liability exposure for asbestos-related claims involving Abex products was conducted with assistance from independent advisors, Bates White & Ballentine, LLC, and assumes future resolution of the Abex-related asbestos claims within the Federal-Mogul bankruptcy proceeding. The analysis included a review of the twenty-year history of Abex claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White & Ballentine, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo-Abex Corporation and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on advisor's data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. At this time, the manner in which this issue ultimately will be resolved is not known. To the extent additional information arises or strategies change, it is possible that Cooper's estimate of its contingent liability may change.

                              RESULTS OF OPERATIONS

REVENUES

                                      YEAR ENDED DECEMBER 31,
                               ----------------------------------
                                 2002         2001         2000
                               ----------  ----------  ----------
                                         (IN MILLIONS)
Electrical Products........... $  3,324.9  $  3,485.5  $  3,659.2
Tools & Hardware .............      635.6       724.0       800.7
                               ----------  ----------  ----------
     Total Revenues........... $  3,960.5  $  4,209.5  $  4,459.9
                               ==========  ==========  ==========

         See the geographic information included in Note 15 of the Notes to the Consolidated Financial Statements for a summary of revenues by country.

         2002 vs. 2001 Revenues Revenues decreased 6% in 2002 compared to 2001. Foreign currency translation had an insignificant impact on revenues during 2002 in both segments of our business. Weak industrial markets worldwide affected demand across all of Cooper's businesses.

         Electrical Products segment revenues, which represent 84% of 2002 total revenues, were 5% below 2001. Continued weakness in the North American economy affected the markets served by the Electrical Products segment. A contraction in domestic industrial activity and commercial construction impacted demand and increased price pressures for the Company's lighting, hazardous-duty and support systems products. The impact of these weak markets was partially offset by strong retail channel sales, particularly for the Company's residential lighting and wiring devices products. An uncertain economic environment for utility customers reduced sales of electrical distribution equipment. A modest recovery in the electronics markets led to an increase in sales of circuit protection products.

         The Tools & Hardware segment contributed 16% of total revenues in 2002. Revenues for 2002 were 12% below 2001. Worldwide demand was weak for both hand tools and power tools used in general industrial and electronics markets. Shipments of automotive assembly equipment were lower than last year as a result of reduced capital spending by automotive companies.

         2001 vs. 2000 Revenues Revenues decreased 6% in 2001 compared to 2000. Excluding the effects of acquisitions and a 1% reduction in revenues due to foreign currency translation, revenues were down 8% from 2000. Weakening global economies affected demand in virtually all of Cooper's businesses.

         Electrical Products segment revenues, which represent 83% of 2001 total revenues, were 5% below 2000. Excluding acquisitions and a 1% decline related to a stronger U.S. dollar, segment revenues were down 8% from 2000. Revenues in the hazardous-duty electrical products business improved modestly, reflecting increased capital spending in the energy and petrochemical sectors. Sales of electrical and electronic circuit protection and telecommunications systems equipment were impacted by the significant slowing in the telecommunications and electronics markets. Weak industrial markets, coupled with inventory reduction programs in both distribution and retail market channels, and a slowdown in construction activity impacted all of the businesses. In addition, utility spending remained cautious in light of the overall economic uncertainty.

         The Tools & Hardware segment contributed 17% of total revenues in 2001. Revenues were 10% below the prior year as the slowdown in industrial, electronic and automotive markets reduced demand for the segment's products. The impact of translation reduced revenues for 2001 by approximately 2%.

SEGMENT OPERATING EARNINGS

                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                  2002      2001       2000
                                               --------   --------   --------
                                                       (IN MILLIONS)
Segment Operating Earnings
  (internal management reporting
  - excludes nonrecurring charges):

Electrical Products .......................    $  400.6   $  437.0   $  585.0
Tools & Hardware ..........................        27.3       68.6       97.7
                                               --------   --------   --------

     Total Segment Operating Earnings .....    $  427.9   $  505.6   $  682.7
                                               ========   ========   ========
Nonrecurring Charges:

Electrical Products .......................    $  (24.0)  $  (24.0)  $     --
Tools & Hardware ..........................       (12.7)        --         --
                                               --------   --------   --------
     Total ................................    $  (36.7)  $  (24.0)  $     --
                                               ========   ========   ========
Segment Operating Earnings (generally
  accepted accounting principles - includes
  nonrecurring charges):

Electrical Products .......................    $  376.6   $  413.0   $  585.0
Tools & Hardware ..........................        14.6       68.6       97.7
                                               --------   --------   --------

     Total Segment Operating Earnings .....    $  391.2   $  481.6   $  682.7
                                               ========   ========   ========

OTHER INCOME AND EXPENSES

                                                             YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2002        2001        2000
                                                         ---------  ---------   ---------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Segment Operating Earnings(1) .......................    $   391.2  $   481.6   $   682.7
General Corporate:
    Nonrecurring Charges ............................          2.4       50.1          --
    Expense .........................................         34.1       30.4        32.5
                                                         ---------  ---------   ---------
Operating Earnings ..................................        354.7      401.1       650.2
Interest Expense, net ...............................         74.5       84.7       100.3
                                                         ---------  ---------   ---------
Income from Continuing Operations Before Income Taxes        280.2      316.4       549.9
Income Tax Expense ..................................         66.5       55.1       192.5
                                                         ---------  ---------   ---------
Income from Continuing Operations ...................        213.7      261.3       357.4
Charge Related to Discontinued Operations ...........           --      (30.0)         --
                                                         ---------  ---------   ---------
Net Income ..........................................    $   213.7  $   231.3   $   357.4
                                                         =========  =========   =========
Diluted Earnings Per Share

Income from Continuing Operations ...................    $    2.28  $    2.75   $    3.80

Charge from Discontinued Operations .................           --       (.31)         --
                                                         ---------  ---------   ---------
         Net Income..................................    $    2.28  $    2.44   $    3.80
                                                         =========  =========   =========

(1)      Includes segment nonrecurring charges.

         Cooper measures the performance of its businesses exclusive of nonrecurring charges and financing expenses. All costs directly attributable to operating businesses are included in segment operating earnings. Corporate overhead costs, including costs of centrally managed functions, such as treasury, are not allocated to the businesses. See Note 15 of the Notes to the Consolidated Financial Statements.

         Cooper adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") on January 1, 2002. In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to an annual impairment test. See Note 6 of the Notes to the Consolidated Financial Statements.

         2002 vs. 2001 Segment Operating Earnings Excluding Nonrecurring Charges Segment operating earnings decreased 15% to $427.9 million from $505.6 million in 2001.

         Electrical Products segment operating earnings decreased 8% to $400.6 million from $437.0 million in 2001. Excluding goodwill amortization, Electrical Products segment operating earnings for 2001 were $488.5 million. The reduction from prior year was due to lower revenues reflective of the overall weakness of industrial and non-residential construction markets, competitive market conditions, lower absorption of production costs as a result of aggressive actions to reduce inventory levels and investments in strategic growth programs. Return on revenues was 12.0% in 2002 compared to 12.5% in 2001.

         The Tools & Hardware segment operating earnings were $27.3 million compared to $68.6 million in 2001. Excluding goodwill amortization, Tools & Hardware segment operating earnings for 2001 were $77.8 million. The lower operating earnings primarily reflect the impact of reduced revenues from the prior year and plant inefficiencies from operating at reduced levels of manufacturing to achieve planned inventory reductions. Return on revenues was 4.3% in 2002 compared to 9.5% in 2001.

         2001 Segment Operating Earnings Excluding Nonrecurring Charges vs. 2000 Segment operating earnings decreased 26% to $505.6 million from $682.7 million in 2000. Excluding the impact of acquisitions, segment earnings decreased 27% from the prior year.

         Electrical Products segment operating earnings declined 25% to $437.0 million from $585.0 million in 2000. Excluding the incremental effect of acquisitions, segment operating earnings were down 27% compared to the prior year. The reduction in operating earnings reflects lower sales volume, competitive market conditions and manufacturing inefficiencies resulting from adjusting production levels to match demand. As a result, return on revenues was 12.5% in 2001 compared with 16.0% in 2000. Excluding acquisitions, the return on revenues was 12.9% in 2001 compared with 16.0% in 2000.

         The Tools & Hardware segment operating earnings were $68.6 million compared to $97.7 million in 2000. Segment earnings for 2001 were impacted by lower revenues and related manufacturing inefficiencies. Return on revenues was 9.5% in 2001 compared to 12.2% in 2000.

NONRECURRING CHARGES

         During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size the Company's workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management's ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets will be sold, outsourced, discontinued or moved to a lower cost environment. The Company recorded a provision for these announced actions of $39.1 million ($15.0 million of which is non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which is non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. Of the $24.1 million of charges resulting in cash expenditures, $22.0 million remained to be expended at December 31, 2002.

         The following table reflects activity related to the fourth quarter 2002 nonrecurring charge.

                                                              FACILITIES
                                 NUMBER OF     ACCRUED       CLOSURE AND
                                 EMPLOYEES    SEVERANCE     RATIONALIZATION
                                 ---------    ---------     ---------------
                                                     ($ IN MILLIONS)
2002 Nonrecurring Charge ...       1,206       $  18.3         $  20.8
Asset write-offs ...........          --            --           (15.0)
Employees terminated .......        (184)           --              --
Cash expenditures ..........          --          (2.1)             --
                                   -----       -------         -------
Balance at December 31, 2002       1,022       $  16.2         $   5.8
                                   =====       =======         =======

         A total of 435 salaried and 771 hourly positions are scheduled to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions will be replaced ultimately as a result of the Company's ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities will be initiated by the end of 2003 and are scheduled to be substantially completed by the end of 2004. The majority of the expenditures related to the 2002 nonrecurring charge are expected to be incurred during 2003 and will be funded from cash provided by operating activities.

         As of December 31, 2002, Cooper anticipates incurring $18.9 million related to facility exit costs and disruption of operations under the 2002 facility closure and production rationalization plan that could not be accrued. These costs are principally related to production inefficiencies and equipment and personnel relocation and will be expensed as incurred. Cooper estimates that the earnings impact in 2003 from these actions will be approximately $5 million in pretax savings, the majority of which will benefit the second half of the year. These initial savings will largely be realized from personnel reductions that will principally impact selling and administrative expenses. The majority of the cost savings will be realized beginning in 2004 as the facility closures and rationalizations become finalized. It is expected that the pretax savings will exceed $35.0 million and will largely be reflected as lower cost of sales.

         During the fourth quarter of 2001, Cooper committed to the consolidation or closure of certain Electrical Products segment facilities and recorded a provision for severance and other related costs of these announced actions of $7.1 million ($1.7 million of which is non-cash). Plans to consolidate or close facilities arose as a result of Cooper management continuing to review and modify their assessment of required production and distribution facilities and capacity, in consideration of depressed demand levels. In addition, the Company concluded during 2001 that various Electrical Products segment assets comprising $8.5 million of net book value were fully impaired as a result of decisions to discontinue or outsource the production provided by those assets in light of demand for the related products. Also during the 2001 fourth quarter, Cooper management performed a strategic review of the operations of the Wiring Devices business. This review focused on the results to date of the combination of the March 2000 acquisition of Eagle Electric with Cooper's existing electrical wiring devices operations. Management concluded that certain products within the combined Wiring Devices business were essentially duplicative; that other product offerings were forecasted to be unprofitable; that all product and product packaging should be rebranded to a single brand; and that certain customer changeover costs incurred would provide no future benefit to the Wiring Devices business. Cooper recorded a non-cash charge of $8.4 million to provide for these assimilation and changeover costs. The 2001 fourth quarter nonrecurring charge for the Electrical Products segment totaled $24.0 million.

         During the fourth quarter of 2001, Cooper reviewed strategies surrounding certain information technology related investments. These investments included capitalized costs for software applications, related hardware and equity investments in technology ventures that were primarily related to Cooper's efforts regarding the development of electronic sales, engineering and purchasing capabilities. Cooper concluded that a $14.1 million General Corporate nonrecurring charge should be recorded to provide for the full impairment of certain modules of software, hardware and other technology investments that would not become a functional component of Cooper's overall information technology infrastructure. Also during the 2001 fourth quarter, Cooper recorded a General Corporate nonrecurring charge of $36.0 million for the fees and expenses of financial advisors and legal and other external costs associated with performing the Company's review of strategic alternatives. On August 1, 2001, Danaher Corporation ("Danaher") announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction subject to conducting due diligence procedures. On August 8, 2001, Cooper's Board of Directors unanimously rejected Danaher's proposal and authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives. On February 13, 2002, Cooper announced that it completed its strategic alternatives review process. After careful review of all the available alternatives with management and its financial advisors, Cooper's Board of Directors concluded that it was in the best interests of Cooper's shareholders to move forward with its plan to reincorporate in Bermuda. The 2001 fourth quarter general corporate nonrecurring charge totaled $50.1 million.

         The nonrecurring charges for 2001 total $74.1 million, or $44.5 million after taxes ($.47 per diluted share). Of the total $74.1 million, $32.7 million represented non-cash charges and $14.3 million of the remaining $41.4 million in charges is accrued at December 31, 2002.

         During the fourth quarter of 1998, Cooper initiated and announced a voluntary and involuntary severance program and committed to consolidate several facilities. Cooper accrued a total of $26.4 million in severance and $16.1 million in other charges including facility exit costs during the fourth quarter of 1998. During the first quarter of 1999, Cooper completed the voluntary severance program and accrued an additional $5.8 million primarily representing the voluntary severance program premium over the severance provided under Cooper's established policies. Cooper also accrued $1.5 million related to severance and other costs for facility closures announced during the first quarter of 1999. At December 31, 1999, $10.4 million of the severance accrual and $4.7 million of the facility consolidation accrual remained to be expended.

         The following table reflects activity related to the fourth quarter 1998, first quarter 1999 and the fourth quarter 2001 severance, facility consolidation and closure and financial advisors and other cost accruals.

                                                                      FACILITIES      FINANCIAL
                                         NUMBER OF      ACCRUED     CONSOLIDATION   ADVISORS AND
                                         EMPLOYEES     SEVERANCE     AND CLOSURE        OTHER
                                         ---------     ---------    -------------   ------------
                                                             ($ IN MILLIONS)
Balance at December 31, 1999 .....          918          $  10.4        $  4.7        $    --
Employees terminated .............         (311)              --            --             --
Cash expenditures ................           --             (5.3)         (1.7)            --
                                           ----          -------        ------        -------
Balance at December 31, 2000 .....          607              5.1           3.0             --
Employees terminated .............         (607)              --            --             --
Cash expenditures ................           --             (5.1)         (3.0)            --
                                           ----          -------        ------        -------
Completion of 1998 and 1999 plans            --               --            --             --
                                           ====          =======        ======        =======
Facility consolidation and closure          291              3.2           2.2             --
Provision for advisors and other .           --               --            --           36.0
Employees terminated .............          (18)              --            --             --
Cash expenditures ................           --             (0.2)         (0.1)          (6.0)
                                           ----          -------        ------        -------
Balance at December 31, 2001 .....          273              3.0           2.1           30.0
Employees terminated .............         (273)              --            --             --
Cash expenditures ................           --             (3.0)         (2.1)         (15.7)
                                           ----          -------        ------        -------
Balance at December 31, 2002 .....           --          $    --        $   --        $  14.3
                                           ====          =======        ======        =======

         Cash provided by operating activities is the source for funding the expenditures. As of December 31, 2001 all employee reduction and facility consolidation actions related to the fourth quarter 1998 and first quarter 1999 employee reduction and facility consolidation plans were completed and amounts accrued for these programs have been satisfied. As of December 31, 2002, it is anticipated that remaining expenditures, if any, related to the fourth quarter 2001 accrual will be completed by June 30, 2003. See Note 2 of the Notes to the Consolidated Financial Statements for additional information on nonrecurring charges.

         General Corporate Nonrecurring Charges See the "Nonrecurring Charges" section above and Note 2 of the Notes to Consolidated Financial Statements.

         General Corporate Expense General Corporate expenses increased $3.7 million in 2002 compared to 2001. Increases in expenses for pension and other postretirement benefits were significant contributors to the increase in 2002. General Corporate expenses decreased $2.1 million in 2001 compared to 2000. Reductions in personnel, cost reduction efforts and lower employee benefit related costs were the primary reasons for the reductions.

         General Corporate expense is reduced by proceeds receivable under an agreement with Belden, Inc. ("Belden"). In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized on a quarterly basis over substantially fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increase in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax loss carryforward is utilized. Belden can carry any loss forward twenty years to offset future taxable income. Cooper has recognized proceeds of approximately $3.0 million on average per quarter during the three years in the period ended December 31, 2002. Future proceeds may be reduced to the extent that Belden does not have sufficient taxable income.

         Interest Expense, Net Interest expense, net decreased $10.2 million in 2002 compared to 2001 primarily as a result of lower average debt balances and average interest rates. Average debt balances were $1.40 billion and $1.56 billion and average interest rates were 5.37% and 5.46% for 2002 and 2001, respectively.

         Interest expense, net decreased $15.6 million in 2001 compared to 2000 primarily as a result of lower average debt balances and average interest rates. Average debt balances were $1.56 billion and $1.59 billion and average interest rates were 5.46% and 6.48% for 2001 and 2000, respectively. Interest of $1.5 million and $3.9 million was capitalized in 2001 and 2000, respectively.

         Income Tax Expense The effective tax rate for 2002 was 23.7%. The effective tax rate for 2001 was 32.1% before goodwill amortization, nonrecurring charges and a $50 million tax benefit due to the reversal of reserves as a result of favorable Appellate level third party court decisions related to certain income tax return issues. The effective tax rate for 2000 was 33.3%, before goodwill amortization. The effective tax rate decreased in 2002 primarily as a result of the reorganization as discussed in Note 1 of the Notes to the Consolidated Financial Statements. See Notes 6 and 12 of the Notes to the Consolidated Financial Statements.

         Charge Related to Discontinued Operations A $30 million charge, net of a $20 million income tax benefit, was recorded in 2001 related to potential asbestos obligations regarding the Automotive Products segment which was sold in 1998. See Note 16 of the Notes to the Consolidated Financial Statements.

         Diluted Earnings Per Share Diluted earnings per share from continuing operations was $2.28 in 2002 compared to $2.75 in 2001 and $3.80 in 2000. Diluted earnings per share from continuing operations, excluding after-tax nonrecurring charges of $29.8 million or $.32 cents per share, was $2.60 in 2002. Diluted earnings per share from continuing operations, excluding goodwill amortization of $50.4 million, net of tax, nonrecurring charges of $44.5 million, net of tax and a $50 million tax benefit due to the reversal of reserves as a result of favorable Appellate level third party court decisions related to certain tax return issues, was $3.22 in 2001. Excluding goodwill amortization of $48.7 million, net of tax, diluted earnings per share was $4.31 in 2000.

PERCENTAGE OF REVENUES

                                                                                YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------------
                                                                       2002               2001               2000
                                                                 -----------------   ---------------    ---------------
Cost of Sales:
Electrical Products.............................................       71.2%               70.2%              67.8%
Tools & Hardware................................................       75.0%               71.1%              68.8%

Selling and Administrative:
Electrical Products.............................................       16.7%               15.8%              14.9%
Tools & Hardware................................................       20.7%               18.2%              17.8%

         2002 vs. 2001 Percentage of Revenues Electrical Products segment cost of sales, as a percentage of revenues, increased 1% in 2002 compared to 2001. The increase in the cost of sales percentage was due to pricing pressures and lower absorption of manufacturing costs as a result of efforts to reduce inventories. Tools & Hardware segment cost of sales, as a percentage of revenues, increased 3.9% for 2002 compared to 2001. The increase in the cost of sales percentage was due to lower absorption of production costs and inefficiencies associated with adjusting manufacturing levels to achieve planned inventory reductions.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for 2002 were 16.7% compared to 15.8% for 2001. Total Electrical Products segment selling and administrative expenses were up slightly, reflecting increased investments in strategic growth programs, while revenues declined, driving the overall percentage increase. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for 2002 increased 2.5% over 2001. The increase in selling and administrative expenses, as a percentage of revenues, was directly attributable to the reduction in revenues as total expenses were comparable to 2001.

         2001 vs. 2000 Percentage of Revenues Electrical Products segment cost of sales, as a percentage of revenues, increased 2.4% for 2001 compared to 2000. The increase in the cost of sales percentage was due to competitive market conditions and manufacturing inefficiencies resulting from adjusting production levels to meet demand. Tools & Hardware segment cost of sales, as a percentage of revenues, increased 2.3% for 2001. The increase in the cost of sales percentage was due to declining sales volumes and the resulting adverse impact of lower absorption of fixed manufacturing costs.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for 2001 were 15.8% compared to 14.9% for 2000. Total Electrical Products segment selling and administrative expenses increased 1%; while revenues fell 5% driving the overall percentage increase. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for 2001 were 18.2% compared to 17.8% for 2000. The increase in selling and administrative expenses, as a percentage of revenues, was due to the reduction in revenues despite total expense decreases of 8% during 2001 compared to 2000.

         Cooper realizes certain costs and proceeds that are not directly attributable to the operating segments. These items are reflected as General Corporate costs in the industry segment data. See Note 15 of the Notes to Consolidated Financial Statements.

EARNINGS OUTLOOK

         The following sets forth Cooper's general business outlook for 2003 based on current expectations.

         Cooper expects modest growth in revenues for both the Electrical Products and Tools & Hardware segments in 2003 through new product introductions and market penetration. Operating earnings are expected to grow more rapidly than revenues as a result of cost reduction programs and leveraging of fixed costs. Diluted earnings per share is expected to range from approximately $2.85 to $3.05 in 2003.

         The above statements are forward looking, and actual results may differ materially. The above statements are based on a number of assumptions, risks and uncertainties. The primary economic assumptions include, without limitation: (1) slow growth in the domestic and international economies; (2) no significant change in raw material or energy costs; (3) realization of benefits of cost-reduction programs with no major disruptions from those programs currently underway; and (4) no significant adverse changes in the relationship of the U.S. dollar to the currencies of countries in which Cooper does business. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission.

PRICING AND VOLUME

         In each of Cooper's segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in some cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.

         It is Cooper's judgment that, excluding the year-to-year effects of acquisitions and divestitures, unit volume decreased in the Electrical Products segment and decreased in the Tools & Hardware segment in 2002.

         During the three-year period ending in 2002, Cooper was unable to increase prices to fully offset cost increases in selected product offerings in both segments. Cooper has been able to control costs through strategic sourcing efforts, manufacturing improvements and other actions during this period so that the inability to increase prices has not significantly affected profitability in the segments. As discussed above, decreased unit volume in both the Electrical Products and Tools & Hardware segments in 2002 and 2001 resulted in lower absorption of fixed manufacturing costs.

EFFECT OF INFLATION

         During each year, inflation has had a relatively minor effect on Cooper's results of operations. This is true primarily for three reasons. First, in recent years, the rate of inflation in Cooper's primary markets has been fairly low. Second, Cooper makes extensive use of the LIFO method of accounting for inventories. The LIFO method results in current inventory costs being matched against current sales dollars, such that inflation affects earnings on a current basis. Finally, many of the assets and liabilities included in Cooper's Consolidated Balance Sheets were recorded in connection with business combinations that are accounted for as purchases. At the time of such acquisitions, the assets and liabilities are adjusted to fair market value and, therefore, the cumulative long-term effect of inflation is reduced.

                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING WORKING CAPITAL

         For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable.

         Cooper's operating working capital decreased $72 million from $1,047 million in 2001 to $975 million in 2002. This decrease was primarily related to a $90 million reduction in inventories and a $70 million reduction in accounts receivable, partially offset by lower accounts payable. Contributing to the reduction in inventories was a $6 million increase in the allowance for excess and obsolete inventories reflecting the Company's assessment of ultimate disposition in consideration of continued depressed market conditions. Operating working capital turnover decreased from 4.0 turns in 2001 to 3.9 turns in 2002. The decrease from 2001 reflects the impact of lower shipments.

         Cooper's operating working capital decreased $19 million from $1,066 million in 2000 to $1,047 million in 2001. Operating working capital turnover declined from 4.5 turns in 2000 to 4.0 turns in 2001. Excluding the impact of recent acquisitions, operating working capital turnover in 2001 was 4.2 turns. The decrease from 2000 primarily reflects the lower than expected revenues experienced in 2001.

         In 2000, operating working capital increased $149 million compared to an increase of $135 million in 1999. The increase in operating working capital for 2000 was due to acquisitions made during the year. Operating working capital turnover for 2000 was 4.5 turns, declining from 4.6 turns in 1999, also primarily due to acquisitions.

CASH FLOWS

         Net cash provided by operating activities in 2002 totaled $480 million. These funds, along with a net $95 million of additional debt, partially offset by capital expenditures of $74 million, dividends of $130 million and share purchases of $94 million, resulted in an increase in cash of $291 million.

         Net cash provided by operating activities in 2001 totaled $422 million. These funds, along with $41 million in cash received from employee stock plan activity, were used to fund capital expenditures of $115 million, dividends of $131 million, share repurchases of $42 million, and a net reduction of debt of $206 million.

         Net cash provided by operating activities in 2000 totaled $503 million. These funds, along with a net $404 million of additional debt, were used to fund acquisitions of $580 million, capital expenditures of $175 million, share repurchases of $39 million and dividends of $131 million.

         In connection with accounting for acquisitions as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. At December 31, 2002, Cooper had accruals totaling $29.1 million related to these activities. Cash flows from operating activities for each of the three years in the period ended December 31, 2002, is reduced by the amounts expended on the various accruals established in connection with each acquisition. Cooper spent $7.2 million, $11.0 million and $3.5 million on these integration activities in 2002, 2001 and 2000, respectively. See Note 7 of the Notes to the Consolidated Financial Statements for further information.

         Cooper is continuing to focus on initiatives to maximize cash flows. These actions include elimination of discretionary spending and workforce reductions. As a result, Cooper currently anticipates a continuance of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

DEBT AND OTHER CONTRACTUAL OBLIGATIONS

         Cooper typically relies on the commercial paper market as its principal source of short-term financing. As of December 31, 2001, Cooper's outstanding commercial paper balance was $342 million. At December 31, 2002, Cooper had no commercial paper outstanding and cash of $302.0 million, principally due to the issuance of $575 million of long-term debt as described below. The weighted average interest rate on commercial paper borrowings was 2.19% and 4.37% during 2002 and 2001, respectively.

         Cooper's practice is to back up its outstanding commercial paper with a combination of cash and committed bank credit facilities. As of December 31, 2002, the balance of these committed bank credit facilities was $825 million, $375 million of which mature on April 30, 2003 and $450 million of which mature on November 17, 2004. Cooper does not currently intend to renew the facility maturing on April 30, 2003. Outstanding commercial paper balances, to the extent not backed up by cash reduce the amount of available borrowings under the committed bank credit facilities.

         The credit facility agreements do not contain a material adverse change clause. The principal financial covenants in the agreements limit Cooper's debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreements.

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

         During June 2002, Cooper's subsidiary, Cooper Industries, Inc. ("Cooper Ohio"), issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. Proceeds from the notes were used to reduce outstanding commercial paper balances. During September 2002, Cooper Ohio filed a Form S-4 Registration Statement to exchange the original notes for notes with substantially identical terms, except that the exchange notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions and registration rights applicable to the original notes do not apply to the exchange notes. The original and exchange notes are fully and unconditionally guaranteed by Cooper. The exchange offer was completed on November 4, 2002 with all holders exchanging their notes. Cooper Ohio did not receive any proceeds from the exchange offer.

         During 1999, Cooper Ohio completed a shelf registration to issue up to $500 million of debt securities. On October 28, 2002, Cooper Ohio issued $275 million senior unsecured notes due November 1, 2009, with a 5.5% interest rate. Proceeds from the notes were used to repay short-term debt and other maturing indebtedness in 2002 and will be used to pay current maturities of long-term debt in 2003. The notes are fully and unconditionally guaranteed by Cooper. After this issuance, $225 million of the shelf registration remains available to be issued.

         In October 2000, Cooper issued Euro 300 million five-year bonds. The bonds bear interest at 6.25% and mature in October 2005. The proceeds from the borrowing were primarily used to repay outstanding commercial paper debt.

         The following table summarizes Cooper's contractual obligations at December 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                          PAYMENTS DUE
                                       ----------------------------------------------------------------------------------
                                                          LESS THAN          ONE TO           FOUR TO           AFTER
CONTRACTUAL OBLIGATIONS:                  TOTAL           ONE YEAR         THREE YEARS       FIVE YEARS      FIVE YEARS
                                       -------------    --------------    --------------     -----------     ------------
                                                                         (IN MILLIONS)
Long-Term Debt                         $   1,434.5      $     153.8       $     566.6         $   318.2      $    395.9
Short-Term Debt                                4.1              4.1               --                --               --
Noncancellable Operating Leases              101.5             29.2              32.1              21.1            19.1
                                       -----------      -----------       -----------        ----------      ----------
                                       $   1,540.1      $     187.1       $     598.7        $    339.3      $    415.0
                                       ===========      ===========       ===========        ==========      ==========

OTHER COMMITMENTS

        Cooper executes stand-by letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper's performance or payments to third parties. The aggregate notional value of these instruments was $109.8 million at December 31, 2002. Eighty-two percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

CAPITALIZATION

         During the first quarter of 2000, Cooper's Board of Directors authorized the repurchase of up to five million shares of common stock. As of December 31, 2002, there were approximately 2.4 million shares available for repurchase under this authorization.

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-capitalization ratio within this range. Excess cash flows are utilized to purchase shares of Cooper's Common stock or fund acquisitions. At December 31, 2002, 2001 and 2000, Cooper's debt-to-total capitalization ratio was 41.8%, 39.1% and 44.4%, respectively.

CAPITAL EXPENDITURES AND COMMITMENTS

         Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity were $74 million in 2002, $115 million in 2001 and $175 million in 2000. Capital expenditures decreased in 2002 and in 2001, as Cooper completed several significant projects and focused on maximizing cash generation from its operations. Accordingly, Cooper's businesses concentrated on completing open projects and investing only in operationally necessary new projects. Capital expenditures for 2000 included expenditures for a large manufacturing facility in Mexico. Capital expenditures are projected to be approximately $110 million in

2003. Projected expenditures for 2003 will focus on development of new products, the design of new business systems and cost reduction programs.

                     INTEREST RATE AND FOREIGN CURRENCY RISK

         Changes in interest rates and foreign currency exchange rates affect Cooper's earnings and cash flows. As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies used by Cooper's businesses, Cooper is exposed to the effect of foreign exchange rate changes on its cash flows and earnings. Cooper enters into foreign currency forward exchange contracts to hedge significant foreign currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

         The table below provides information about Cooper's financial instruments at December 31, 2002 that are sensitive to changes in interest rates. The table presents principal cash flows by expected maturity dates and weighted average interest rates for debt obligations.

                                    2003        2004        2005         2006        2007       THEREAFTER       TOTAL
                                  --------     ------     --------     -------     --------     ----------   ------------
                                                                  ($ IN MILLIONS)
Long-term debt:
    Fixed rate ..........         $  153.8     $  0.4     $  539.2     $  11.4     $  300.3     $  377.9     $  1,383.0
    Average interest rate              5.9%       5.9%         5.9%        5.5%         5.6%         5.7%           5.9%

    Variable rate .......         $     --     $   --     $   27.0     $   6.5     $     --     $   18.0     $     51.5
    Average interest rate              2.8%       2.8%         2.5%        2.1%         2.1%         2.1%           2.8%

         The table below provides information about Cooper's foreign currency forward exchange contracts to purchase currencies in excess of $2 million at December 31, 2002. The contracts mature during 2003. All amounts are presented in U.S. dollar equivalents. The table presents the notional amounts and the weighted average contractual exchange rates. These notional amounts are used to calculate the contractual payments exchanged under the contracts.

                                                                                                          2003
                                                                                                   --------------------
                                                                                                      (IN MILLIONS,
                                                                                                    WHERE APPLICABLE)
 British Pound Sterling Functional Currency
 ------------------------------------------
 Buy U.S. Dollars / Sell British Pound Sterling
     Notional amount...............................................................................      $    3.6
     Average contract rate.........................................................................         1.558


 Canadian Dollar Functional Currency
 -----------------------------------
 Buy U.S. Dollars / Sell Canadian Dollars
     Notional amount...............................................................................      $    2.3
     Average contract rate.........................................................................         0.643

         The table below provides information about Cooper's financial instruments at December 31, 2001 that are sensitive to changes in interest rates. The table presents principal cash flows by expected maturity dates and weighted average interest rates for debt obligations.

                              2002       2003       2004       2005      2006    THEREAFTER    TOTAL
                             -------   --------   --------   --------   -------  ----------  --------
                                                       ($ IN MILLIONS)
Long-term debt:
    Fixed rate ..........    $  60.9   $  153.6   $    0.4   $  501.2   $  11.4   $  107.9   $  835.4
    Average interest rate        6.4%       6.4%       6.5%       6.4%      6.4%       6.4%       6.4%

    Variable rate .......    $    --     $   --   $  280.0   $   24.7   $   6.5   $   21.3   $  332.5
    Average interest rate        2.6%       2.6%       2.6%       2.6%      2.3%       2.3%       2.6%

         Information about Cooper's foreign currency forward exchange contracts to purchase currencies in excess of $5 million at December 31, 2001 is presented below. The contracts matured during 2002. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

                                                                                                          2002
                                                                                                   --------------------
                                                                                                      (IN MILLIONS,
                                                                                                    WHERE APPLICABLE)
 U.S. Dollar Functional Currency
 -------------------------------
 Buy Euros / Sell U.S. Dollars
     Notional amount...............................................................................       $  7.4
     Average contract rate.........................................................................       0.8992

         The following transactions were implemented to partially align Cooper's interest rate exposure profile with its short term interest rate expectations in an economically efficient manner that is consistent with its tax position.

         During 2002, Cooper sold at a premium U.S. Treasury securities due August 15, 2003 with a face amount of $750 million. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure under this agreement to a maximum amount of $7.2 million. During the fourth quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $7.0 million which was funded with cash provided by operating activities. During 2001, Cooper sold at a premium U.S. Treasury securities due November 2002 with a face amount of $1.0 billion. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure under this agreement to a maximum amount of $7.0 million. During the second quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $6.0 million which was funded with cash provided by operating activities. The repurchase agreements are settled immediately prior to the maturity of the securities. Settlement of these transactions does not require any financing by Cooper and the transactions do not create an asset or liability, other than as described above.

         Also during 2001, Cooper purchased at a discount Federal Home Loan Mortgage Corporation Notes due February 2003 and immediately transferred these notes pursuant to a securities loan agreement. Subsequently, Cooper eliminated any interest rate exposure under the securities loan agreement and will receive a cash payment of approximately $1.9 million upon maturity of the notes. The securities loan agreement will be settled immediately prior to the maturity of the notes. Settlement of this transaction will not require any financing by Cooper and this transaction does not create a liability. The face amount of the notes was $480 million. In 1999, Cooper entered into a similar executory contract. Upon settlement of the contract in 2000, Cooper made a cash payment of $7.3 million, its maximum exposure under the 1999 executory contract.

         See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of Cooper's financial instruments.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         See Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Cooper's consolidated financial statements, together with the report thereon of Ernst & Young LLP and the supplementary financial data are set forth on pages F-1 through F-40 hereof. (See Item 15 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth under the captions "Election of Directors" and "Executive Officers" in Cooper's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper's 2003 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the caption "Executive Management Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is set forth under the captions "Cooper Stock Ownership", "Security Ownership of Management" and "Equity Compensation Plan Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements and Other Financial Data.

                                                                                                             PAGE
                                                                                                             ----
             Report of Management                                                                             F-1
             Report of Independent Auditors                                                                   F-2
             Consolidated Income Statements for each of the three years in the period ended
                December 31, 2002                                                                             F-3
             Consolidated Balance Sheets as of December 31, 2002 and 2001                                     F-4
             Consolidated Statements of Cash Flows for each of the three years in the period
                ended December 31, 2002                                                                       F-5
             Consolidated Statements of Shareholders' Equity for each of the three years in
                the period ended December 31, 2002                                                            F-6
             Notes to Consolidated Financial Statements                                                       F-7

                  Financial information with respect to subsidiaries not consolidated and 50 percent or less owned entities accounted for by the equity method has not been included because in the aggregate such subsidiaries and investments do not constitute a significant subsidiary.

    2.   Financial Statement Schedules

                  Financial statement schedules are not included in this Form 10-K Annual Report because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.   Exhibits

         2.0 Agreement and Plan of Merger among Cooper Industries, Inc., Cooper Mergerco, Inc. and Cooper Industries, Ltd. (incorporated herein by reference to Annex I to Cooper's Registration Statement on Form S-4, Registration No. 333-62740).

         3.1 Memorandum of Association of Cooper Industries, Ltd. (incorporated herein by reference to Annex II to Cooper's Registration Statement on Form S-4, Registration No. 333-62740).

         3.2 Amended and Restated Bye-Laws of Cooper Industries, Ltd. (incorporated herein by reference to Annex III to Cooper's Registration Statement on Form S-4, Registration No. 333-62740).

         4.1 Rights Agreement dated as of May 16, 2002 between Cooper Industries, Ltd. and EquiServe Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Cooper's Registration Statement on Form 8-A, Registration No. 001-31330).

         4.2 Form of Voting Agreement between Cooper Industries, Ltd. and Cooper Industries, Inc. (incorporated herein by reference to Exhibit 4.2 to Cooper's Registration Statement on Form S-4, Registration No. 333-62740).

         4.3 Form of Indenture dated as of January 15, 1990, between Cooper and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) to Cooper's Registration Statement on Form S-3, Registration No. 33-33011).

         4.4 First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JP Morgan Chase Bank, as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated herein by reference to Exhibit 4.3 to Cooper's Form 10-Q for the quarter ended June 30, 2002).

         4.5 Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JP Morgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.4 to Cooper's Form 10-Q for the quarter ended June 30, 2002).

         4.6 Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JP Morgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Cooper's Form 10-Q for the quarter ended September 30, 2002).

         10.1 Cooper Industries, Inc. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Cooper's Form 10-K for the year ended December 31, 1997).

         10.2 Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper's Form 10-K for the year ended December 31, 1997).

         10.3 Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper's Form 10-K for the year ended December 31, 1997).

         10.4 Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper's Form 10-Q for the quarter ended September 30, 1998).

         10.5 Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper's Form 10-Q for the quarter ended September 30, 1998).

         10.6 Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper's Form 10-K for the year ended December 31, 1997).

         10.7 Crouse-Hinds Company Officers' Disability and Supplemental Pension Plan (incorporated by reference to Exhibit 10.8 to Cooper's Form 10-K for the year ended December 31, 1997).

         10.8 Cooper Industries, Inc. Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to Cooper's proxy statement for the Annual Meeting of Shareholders held on April 24, 2001).

         10.9 Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan.

         10.10 Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan.

         10.11 Form of Cooper Industries, Inc. Executive Stock Incentive Agreement (incorporated herein by reference to Exhibit 10.12 to Cooper's Form 10-K for the year ended December 31, 1995).

         10.12 Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (incorporated herein by reference to Appendix C to Cooper's proxy statement for the Annual Meeting of Shareholders held on April 24, 2001).

         10.13 Cooper Industries, Inc. Amended and Restated Directors' Stock Plan (incorporated herein by reference to Exhibit 10.13 to Cooper's Form 10-K for the year ended December 31, 2000).

         10.14 Form of Directors' Nonqualified Stock Option Agreement for Directors' Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper's Form 10-K for the year ended December 31, 1997).

         10.15 Cooper Industries, Inc. Directors' Retainer Fee Stock Plan (incorporated herein by reference to Exhibit 4.3 to Cooper's Registration Statement on Form S-8, Registration No. 333-51439).

         10.16 Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel which applies if there is a Change of Control of Cooper (incorporated herein by reference to Exhibit 10.1 to Cooper's Form 10-Q for the quarter ended September 30, 2002).

         10.17 Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel (incorporated herein by reference to Exhibit 10.2 to Cooper's Form 10-Q for the quarter ended September 30, 2002).

         10.18 Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper's Form 10-Q for the quarter ended September 30, 1998).

         12.0 Computation of Ratios of Earnings to Fixed Charges for the Calendar years 1998 through 2002.

         21.0     List of Cooper Industries, Ltd. Subsidiaries.

         23.1     Consent of Ernst & Young LLP.

         23.2     Consent of Bates White & Ballentine, LLC.

         24.0 Powers of Attorney from members of the Board of Directors of Cooper Industries, Ltd.

         99.1     Certification of Chief Executive Officer.

         99.2     Certification of Chief Financial Officer.

         Cooper will furnish to the Commission supplementally upon request a copy of any instrument with respect to long-term debt of Cooper.

         Copies of the above Exhibits are available to shareholders of record at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

                           Cooper Industries, Ltd.
                           Attn:  Corporate Secretary
                           P.O. Box 4446
                           Houston, Texas 77210

(b)      Reports on Form 8-K.

         Cooper filed the following reports on Form 8-K during the fourth quarter of 2002:

         o Form 8-K dated October 22, 2002, which included a copy of a press release regarding Cooper's financial results for the third quarter of 2002 and furnished "Sales Trends" information to be posted on Cooper's website.

         o Form 8-K dated October 28, 2002, which announced the issuance of $275 million of Cooper Industries, Inc. 5.50% Senior Notes due 2009.

         o Form 8-K dated November 20, 2002, which furnished "Sales Trends" information to be posted on Cooper's website.

         o Form 8-K dated November 25, 2002, which included a copy of a press release announcing the appointment of Terry A. Klebe as Cooper's Chief Financial Officer.

         o Form 8-K dated December 20, 2002, which furnished "Sales Trends" information to be posted on Cooper's website.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COOPER INDUSTRIES, LTD.


Date: February 26, 2003                 By:  /s/ H. JOHN RILEY, JR.
                                            ---------------------------------
                                            (H. John Riley, Jr., Chairman,
                                            President and Chief Executive
                                            Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                                 TITLE                                   DATE
        ---------                                                 -----                                   ----
 /s/ H. JOHN RILEY, JR.                                   Chairman, President and                 February 26, 2003
------------------------------------------                Chief Executive Officer
(H. John Riley, Jr.)


 /s/ TERRY A. KLEBE                                       Senior Vice President and               February 26, 2003
------------------------------------------                Chief Financial Officer
(Terry A. Klebe)


/s/ JEFFREY B. LEVOS                                      Vice President and Controller           February 26, 2003
------------------------------------------                and Chief Accounting Officer
(Jeffrey B. Levos)


*STEPHEN G. BUTLER                                        Director                                February 26, 2003
------------------------------------------
(Stephen G. Butler)


*LINDA A. HILL                                            Director                                February 26, 2003
------------------------------------------
(Linda A. Hill)


*SIR RALPH H. ROBINS                                      Director                                February 26, 2003
------------------------------------------
(Sir Ralph H. Robins)


*H. LEE SCOTT                                             Director                                February 26, 2003
------------------------------------------
(H. Lee Scott)


*DAN F. SMITH                                             Director                                February 26, 2003
------------------------------------------
(Dan F. Smith)


*GERALD B. SMITH                                          Director                                February 26, 2003
------------------------------------------
(Gerald B. Smith)


*JAMES R. WILSON                                          Director                                February 26, 2003
------------------------------------------
(James R. Wilson)



* By  /s/ DIANE K. SCHUMACHER
     -----------------------------------------
     (Diane K. Schumacher, as Attorney-In-Fact
     for each of the persons indicated)

                                 Certifications

I, H. John Riley, Jr., certify that:

1.   I have reviewed this annual report on Form 10-K of Cooper Industries, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: February 26, 2003                         /s/ H. John Riley, Jr.
                                                --------------------------------
                                                H. John Riley, Jr.
                                                Chairman, President and
                                                Chief Executive Officer

I, Terry A. Klebe, certify that:

1.   I have reviewed this annual report on Form 10-K of Cooper Industries, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: February 26, 2003                            /s/ Terry A. Klebe
                                                   -----------------------------
                                                   Terry A. Klebe
                                                   Senior Vice President and
                                                   Chief Financial Officer

                              REPORT OF MANAGEMENT


         The management of Cooper Industries is responsible for the preparation, integrity and fair presentation of the accompanying Consolidated Financial Statements. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Management also prepared the other information included in the Annual Report on Form 10-K for the year ended December 31, 2002, and is responsible for its accuracy and consistency with the Consolidated Financial Statements.

         The Consolidated Financial Statements have been audited by an independent accounting firm, Ernst & Young LLP, which was given unrestricted access to all financial records and related data, including minutes of meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.

         Cooper maintains a system of internal control designed to provide reasonable assurance to Cooper's management and Board of Directors that assets are safeguarded against loss; transactions are authorized, executed and recorded in accordance with management's instructions; and accounting records are reliable for preparing published financial statements. The system of internal control includes: a documented organizational structure and division of responsibility; regular management review of financial performance and internal control activities; comprehensive written policies and procedures (including a code of conduct to foster a sound ethical climate) that are communicated throughout Cooper; and the careful selection, training and development of employees. Cooper's internal audit department monitors the operation of the internal control system and reports findings and recommendations to management and the Audit Committee of the Board of Directors. Prompt corrective action is taken to address control deficiencies and other opportunities for improving the internal control system.

         The Audit Committee of the Board of Directors, which is composed entirely of directors who are not employees of Cooper, meets periodically with management, the independent auditors, and the director of internal audit to discuss the adequacy of internal control and to review accounting, reporting, auditing and other internal control matters. The internal and independent auditors have unrestricted access to the Audit Committee.


H. John Riley, Jr.           Terry A. Klebe               Jeffrey B. Levos
Chairman, President and      Senior Vice President and    Vice President and Controller
Chief Executive Officer      Chief Financial Officer      and Chief Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Cooper Industries, Ltd.

         We have audited the accompanying consolidated balance sheets of Cooper Industries, Ltd., the successor company to Cooper Industries, Inc., as of December 31, 2002 and 2001, and the related consolidated income statements and statements of shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Industries, Ltd. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

         As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in 2002.



                                                  ERNST & YOUNG LLP


Houston, Texas
January 23, 2003

                             COOPER INDUSTRIES, LTD.
                         CONSOLIDATED INCOME STATEMENTS


                                                                          YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                     2002          2001          2000
                                                                  -----------  -----------   -----------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues .....................................................    $   3,960.5  $   4,209.5   $   4,459.9
Cost of sales ................................................        2,830.9      2,943.9       3,018.3
Selling and administrative expenses ..........................          735.8        729.7         732.9
Goodwill amortization ........................................             --         60.7          58.5
Nonrecurring charges .........................................           39.1         74.1            --
                                                                  -----------  -----------   -----------
      Operating earnings .....................................          354.7        401.1         650.2
Interest expense, net ........................................           74.5         84.7         100.3
                                                                  -----------  -----------   -----------
      Income from continuing operations before income taxes ..          280.2        316.4         549.9
Income taxes .................................................           66.5         55.1         192.5
                                                                  -----------  -----------   -----------
      Income from continuing operations ......................          213.7        261.3         357.4

Charge related to discontinued operations, net of income taxes             --        (30.0)           --
                                                                  -----------  -----------   -----------

      Net income .............................................    $     213.7  $     231.3   $     357.4
                                                                  ===========  ===========   ===========


Income per Common share

      Basic:

         Income from continuing operations ...................    $      2.29  $      2.78   $      3.82

         Charge from discontinued operations .................             --         (.32)           --
                                                                  -----------  -----------   -----------
                  Net income .................................    $      2.29  $      2.46   $      3.82
                                                                  ===========  ===========   ===========

      Diluted:

         Income from continuing operations ...................    $      2.28  $      2.75   $      3.80

         Charge from discontinued operations .................             --         (.31)           --
                                                                  -----------  -----------   -----------
                  Net income .................................    $      2.28  $      2.44   $      3.80
                                                                  ===========  ===========   ===========

Cash dividends per Common share ..............................    $      1.40  $      1.40   $      1.40
                                                                  ===========  ===========   ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                        ----------------------------------
                                                                                             2002               2001
                                                                                        ---------------    ---------------
                                         ASSETS                                                   (in millions)
Cash and cash equivalents..............................................................   $     302.0        $      11.5
Receivables............................................................................         706.7              777.1
Inventories............................................................................         580.5              670.9
Deferred income taxes and other current assets.........................................          99.8              191.7
                                                                                        ---------------    ---------------
         Total current assets..........................................................       1,689.0            1,651.2
                                                                                        ---------------    ---------------
Property, plant and equipment, less accumulated depreciation...........................         750.2              826.8
Goodwill...............................................................................       1,996.2            1,958.7
Deferred income taxes and other noncurrent assets......................................         252.5              174.7
                                                                                        ---------------    ---------------
         Total assets..................................................................   $   4,687.9        $   4,611.4
                                                                                        ===============    ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt........................................................................   $       4.1        $     132.9
Accounts payable.......................................................................         312.2              401.4
Accrued liabilities....................................................................         489.4              510.9
Current maturities of long-term debt...................................................         153.8               60.9
                                                                                        ---------------    ---------------
         Total current liabilities.....................................................         959.5            1,106.1
                                                                                        ---------------    ---------------
Long-term debt.........................................................................       1,280.7            1,107.0
Postretirement benefits other than pensions............................................         189.1              196.7
Other long-term liabilities............................................................         256.2              178.4
                                                                                        ---------------    ---------------
         Total liabilities.............................................................       2,685.5            2,588.2
                                                                                        ---------------    ---------------
Common stock, $.01 and $5.00 par value
   at December 31, 2002 and 2001, respectively.........................................           0.9              615.0
Capital in excess of par value.........................................................         422.7              646.0
Retained earnings......................................................................       1,744.2            2,325.0
Common stock held in treasury, at cost.................................................            --           (1,435.0)
Accumulated other nonowner changes in equity...........................................        (165.4)            (127.8)
                                                                                        ---------------    ---------------
         Total shareholders' equity....................................................       2,002.4            2,023.2
                                                                                        ---------------    ---------------
         Total liabilities and shareholders' equity....................................   $   4,687.9        $   4,611.4
                                                                                        ===============    ===============


         The Notes to Consolidated Financial Statements are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                         ---------------------------------------------------
                                                                              2002              2001              2000
                                                                         ---------------   ---------------   ---------------
                                                                                           (in millions)
Cash flows from operating activities:
   Net income...........................................................   $     213.7       $     231.3       $     357.4
   Plus: charge related to discontinued operations......................            --              30.0                --
                                                                         ---------------   ---------------   ---------------
   Income from continuing operations....................................         213.7             261.3             357.4
   Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization......................................         121.7             186.4             174.4
     Deferred income taxes..............................................           3.7             (35.1)             98.8
     Nonrecurring charge payments.......................................         (22.9)            (14.4)             (7.0)
     Changes in assets and liabilities: (1)
        Receivables.....................................................          81.8              43.1              (8.0)
        Inventories.....................................................          89.4              17.3             (51.1)
        Accounts payable and accrued liabilities........................         (76.2)            (17.1)             12.6
        Accrued income taxes............................................            --                --             (52.3)
        Other assets and liabilities, net...............................          68.6             (19.1)            (22.2)
                                                                         ---------------   ---------------   ---------------
         Net cash provided by operating activities......................         479.8             422.4             502.6
                                                                         ---------------   ---------------   ---------------

Cash flows from investing activities:
   Cash received from (paid for) acquired businesses....................          (1.1)              9.8            (580.4)
   Capital expenditures.................................................         (73.8)           (115.1)           (174.9)
   Proceeds from sales of property, plant and equipment and other.......          22.0               6.7              16.4
                                                                         ---------------   ---------------   ---------------
         Net cash used in investing activities..........................         (52.9)            (98.6)           (738.9)
                                                                         ---------------   ---------------   ---------------

Cash flows from financing activities:
   Proceeds from issuances of debt......................................         608.3             136.9             878.5
   Repayments of debt...................................................        (513.5)           (343.2)           (474.9)
   Debt issuance costs..................................................          (6.5)               --                --
   Dividends............................................................        (129.7)           (131.3)           (130.6)
   Acquisition of treasury shares.......................................         (37.9)            (42.0)            (39.3)
   Subsidiary purchase of parent shares.................................         (56.4)               --                --
   Activity under employee stock plans and other........................           3.2              41.0               1.9
                                                                         ---------------   ---------------   ---------------
         Net cash provided by (used in) financing activities............        (132.5)           (338.6)            235.6
                                                                         ---------------   ---------------   ---------------
Effect of exchange rate changes on cash and cash equivalents............          (3.9)             (0.1)              0.2
                                                                         ---------------   ---------------   ---------------
Increase (decrease) in cash and cash equivalents........................         290.5             (14.9)             (0.5)
Cash and cash equivalents, beginning of year............................          11.5              26.4              26.9
                                                                         ---------------   ---------------   ---------------
Cash and cash equivalents, end of year..................................   $     302.0       $      11.5       $      26.4
                                                                         ===============   ===============   ===============

(1)      Net of the effects of acquisitions and translation.

         The Notes to Consolidated Financial Statements are an integral part of these statements. See Note 18 for supplemental cash flow information.

                             COOPER INDUSTRIES, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                            Unearned
                                                                                            Employee
                                                       Capital                                Stock       Accumulated
                                                      In Excess                             Ownership      Nonowner
                                           Common      of Par      Retained    Treasury       Plan        Changes in
                                            Stock       Value      Earnings      Stock    Compensation      Equity          Total
                                         ----------   ----------  ----------- ----------  -------------   ------------    ---------
                                                                                (in millions)
Balance December 31, 1999...............  $  615.0    $   671.7    $ 1,998.1   $(1,449.3)   $  (23.0)     $   (69.4)      $ 1,743.1
                                                                                                                          ---------
    Net income..........................                               357.4                                                  357.4
    Minimum pension liability adjustment                                                                        0.1             0.1
    Translation adjustment..............                                                                      (51.2)          (51.2)
                                                                                                                          ---------
       Net income and other nonowner
           changes in equity............                                                                                      306.3
                                                                                                                          ---------
    Common stock dividends..............                              (130.6)                                                (130.6)
    Purchase of treasury shares.........                                           (39.3)                                     (39.3)
    Stock issued under employee stock
      plans.............................                   (4.9)                    15.7                                       10.8
    ESOP shares allocated...............                   (2.5)                                14.4                           11.9
    Other activity......................                   (1.0)         0.1         2.9                                        2.0
                                          --------    ---------    ---------   ---------    --------      ---------       ---------
Balance December 31, 2000...............     615.0        663.3      2,225.0    (1,470.0)       (8.6)        (120.5)        1,904.2
                                                                                                                          ---------
    Net income..........................                               231.3                                                  231.3
    Minimum pension liability adjustment                                                                       (0.7)           (0.7)
    Translation adjustment..............                                                                       (6.3)           (6.3)
    Change in fair value of derivatives.                                                                       (0.3)           (0.3)
                                                                                                                          ---------
       Net income and other nonowner
           changes in equity............                                                                                      224.0
                                                                                                                          ---------
    Common stock dividends..............                              (131.3)                                                (131.3)
    Purchase of treasury shares.........                                           (42.0)                                     (42.0)
    Stock issued under employee stock
      plans.............................                  (16.6)                    74.4                                       57.8
    ESOP shares allocated...............                                                         8.6                            8.6
    Other activity......................                   (0.7)                     2.6                                        1.9
                                          --------    ---------    ----------  ---------    --------      ---------       ---------
Balance December 31, 2001...............     615.0        646.0      2,325.0    (1,435.0)        --          (127.8)        2,023.2
                                                                                                                          ---------
    Net income..........................                               213.7                                                  213.7
    Minimum pension liability adjustment                                                                      (33.4)          (33.4)
    Translation adjustment..............                                                                       (4.4)           (4.4)
    Change in fair value of derivatives.                                                                        0.2             0.2
                                                                                                                          ---------
       Net income and other nonowner
           changes in equity............                                                                                      176.1
                                                                                                                          ---------
    Common stock dividends..............                              (129.7)                                                (129.7)
    Purchase of treasury shares.........                                           (37.9)                                     (37.9)
    Subsidiary purchase of parent shares                  (56.4)                                                              (56.4)
    Share conversion....................    (614.1)      (171.0)      (664.8)    1,449.9                                        --
    Stock issued under employee stock
      plans.............................                    4.0                     21.6                                       25.6
    Other activity......................                    0.1                      1.4                                        1.5
                                          --------    ---------    ---------   ---------    --------      ---------       ---------
Balance December 31, 2002...............  $    0.9    $   422.7    $ 1,744.2   $    --      $    --       $  (165.4)      $ 2,002.4
                                          ========    =========    =========   =========    ========      =========       =========


      The Notes to Consolidated Financial Statements are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company ("Cooper"), have been prepared in accordance with generally accepted accounting principles in the United States. Cooper is the successor to Cooper Industries, Inc., an Ohio corporation ("Cooper Ohio"), following a corporate reorganization ("the reorganization") that became effective on May 22, 2002. The reorganization was effected through the merger of Cooper Mergerco, Inc., an Ohio corporation, into Cooper Ohio. Cooper Ohio was the surviving company in the merger and became an indirect, wholly-owned subsidiary of Cooper. All outstanding shares of Cooper Ohio common stock were automatically converted to Cooper Class A common shares. Cooper and its subsidiaries continue to conduct the business previously conducted by Cooper Ohio and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, did not result in changes in the historical consolidated carrying amounts of assets, liabilities and shareholders' equity.

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of Cooper and its majority-owned subsidiaries. Affiliated companies are accounted for on the equity method where Cooper owns 20% to 50% of the affiliate unless significant economic, political or contractual considerations indicate that the cost method is appropriate.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, Cooper considers all investments purchased with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE: Cooper provides an allowance for doubtful trade accounts receivable, determined under the specific identification method. The allowance was $6.4 million and $6.9 million at December 31, 2002 and 2001, respectively.

INVENTORIES: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 62% and 61% of inventories at December 31, 2002 and 2001, respectively were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method. Cooper records provisions for potential obsolete and excess inventories. See
Note 4 of the Notes to the Consolidated Financial Statements.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to group asset accounts, which in general have the following lives: buildings -- 10 to 40 years; machinery and equipment -- 3 to 18 years; and tooling, dies, patterns and other -- 3 to 10 years.

GOODWILL: On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and is therefore no longer amortizing goodwill. See Note 6 of the Notes to the Consolidated Financial Statements. Cooper has designated January 1 as the date of its annual goodwill impairment test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. The first step of the SFAS No. 142 two step goodwill impairment test compares the fair value of a reporting unit with its carrying value. Cooper has designated seven reporting units, consisting of six units in the Electrical Products reportable operating segment plus the Tools & Hardware reportable operating segment. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. Fair value

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is determined by estimating the present value of future cash flows. The second step compares the implied fair value of reporting unit goodwill to the carrying amount of the goodwill to measure the amount of impairment loss.

         Prior to the adoption of SFAS No. 142, with minor exceptions, Cooper amortized goodwill over 40 years from the respective acquisition dates.

REVENUE RECOGNITION: Cooper recognizes revenues when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon experience. The accrual for sales returns and other allowances was $27.2 million and $30.9 million at December 31, 2002, and 2001, respectively. Shipping and handling costs of $118.9 million, $125.5 million and $124.6 million in 2002, 2001 and 2000, respectively, are reported as a reduction of revenues in the consolidated income statements.

RESEARCH AND DEVELOPMENT EXPENDITURES: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $54.0 million, $55.8 million and $57.7 million in 2002, 2001 and 2000, respectively.

STOCK-BASED COMPENSATION: Cooper follows the intrinsic value method of accounting for stock-based compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Cooper's stock-based compensation plans are described in Note 10 of the Notes to the Consolidated Financial Statements. No compensation expense is reflected in net income for Cooper's fixed stock option plans or Employee Stock Purchase Plan. During 2002, compensation expense of $7.0 million was recognized in the consolidated financial statements for the performance-based and restricted stock awards and excess accrued compensation of $8.7 million related to performance-based awards was reversed to income as it was further determined that certain performance targets would not be met. Compensation expense of $2.7 million and $5.1 million was recognized in the consolidated financial statements during 2001 and 2000, respectively for the performance-based and restricted stock awards.

         During the third quarter of 2002, Cooper's Board of Directors approved the adoption of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), effective January 1, 2003. SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value based method will result in the recognition of compensation expense for all of Cooper's stock-based compensation plans. Cooper will adopt SFAS No. 123 prospectively, with compensation expense recognized for all awards granted, modified or settled after the beginning of the fiscal year in which the provisions are first adopted. The following table presents pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                              Year Ended December 31
                                                       ---------------------------------------------------------------------
                                                              2002                    2001                     2000
                                                       -------------------      ------------------      --------------------
                                                                                  (in millions)
Net income, as reported..........................        $     213.7              $     231.3             $      357.4
Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effects....................               (1.0)                     1.6                      3.0
Deduct:  Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects...........................              (12.9)                    (8.9)                   (11.3)
                                                       -------------------      ------------------      --------------------
Pro forma net income.............................        $     199.8              $     224.0             $      349.1
                                                       ===================      ==================      ====================

Earnings per share:
     Basic - as reported.........................        $       2.29             $       2.46            $        3.82
     Basic - pro forma...........................        $       2.14             $       2.38            $        3.73

     Diluted - as reported.......................        $       2.28             $       2.44            $        3.80
     Diluted - pro forma.........................        $       2.14             $       2.37            $        3.72

IMPACT OF NEW ACCOUNTING STANDARDS: On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement is effective for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have an effect on Cooper's consolidated results of operations or financial position.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, ("EITF No. 94-3") Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, not at the date of an entity's commitment to an exit plan as previously specified by EITF No. 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material effect on Cooper's consolidated results of operations or financial position.

NOTE 2:  NONRECURRING CHARGES

         During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size the Company's workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management's ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets will be sold, outsourced, discontinued or moved to a lower cost environment. The Company recorded a provision for these announced actions of $39.1 million ($15.0 million of which is non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which is non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following table reflects activity related to the fourth quarter 2002 nonrecurring charge.

                                                  Number of                    Accrued               Facilities Closure
                                                  Employees                   Severance             and Rationalization
                                          --------------------------    -----------------------    -----------------------
                                                                            ($ in millions)

2002 Nonrecurring Charge.............                1,206                     $   18.3                   $   20.8
Asset write-offs.....................                   --                           --                      (15.0)
Employees terminated.................                 (184)                          --                         --
Cash expenditures....................                   --                         (2.1)                        --
                                          --------------------------    -----------------------    -----------------------
Balance at December 31, 2002.........                1,022                     $   16.2                   $    5.8
                                          ==========================    =======================    =======================

         A total of 435 salaried and 771 hourly positions are scheduled to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions will be replaced ultimately as a result of the Company's ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities will be initiated by the end of 2003 and are scheduled to be substantially completed by the end of 2004.

         During the fourth quarter of 2001, Cooper committed to the consolidation or closure of certain Electrical Products segment facilities and recorded a provision for severance and other related costs of these announced actions of $7.1 million ($1.7 million of which is non-cash). Plans to consolidate or close facilities arose as a result of Cooper management continuing to review and modify their assessment of required production and distribution facilities and capacity, in consideration of depressed demand levels. In addition, the Company concluded during 2001 that various Electrical Products segment assets comprising $8.5 million of net book value were fully impaired as a result of decisions to discontinue or outsource the production provided by those assets in light of demand for the related products. Also during the 2001 fourth quarter, Cooper management performed a strategic review of the operations of the Wiring Devices business. This review focused on the results to date of the combination of the March 2000 acquisition of Eagle Electric with Cooper's existing electrical wiring devices operations. Management concluded that certain products within the combined Wiring Devices business were essentially duplicative; that other product offerings were forecasted to be unprofitable; that all product and product packaging should be rebranded to a single brand; and that certain customer changeover costs incurred would provide no future benefit to the Wiring Devices business. Cooper recorded a non-cash charge of $8.4 million to provide for these assimilation and changeover costs. The 2001 fourth quarter nonrecurring charge for the Electrical Products segment totaled $24.0 million.

       During the fourth quarter of 2001, Cooper reviewed strategies surrounding certain information technology related investments. These investments included capitalized costs for software applications, related hardware and equity investments in technology ventures that were primarily related to Cooper's efforts regarding the development of electronic sales, engineering and purchasing capabilities. Cooper concluded that a $14.1 million General Corporate nonrecurring charge should be recorded to provide for the full impairment of certain modules of software, hardware and other technology investments that would not become a functional component of Cooper's overall information technology infrastructure. Also during the 2001 fourth quarter, Cooper recorded a General Corporate nonrecurring charge of $36.0 million for the fees and expenses of financial advisors and legal and other external costs associated with performing the Company's review of strategic alternatives. On August 1, 2001, Danaher Corporation ("Danaher") announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction subject to conducting due diligence procedures. On August 8, 2001, Cooper's Board of Directors unanimously rejected Danaher's proposal and authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives. On February 13, 2002, Cooper announced that it completed its strategic alternatives review process. After careful review of all the available alternatives with management and its financial advisors, Cooper's Board of Directors concluded that it was in the best interests of Cooper's shareholders to move forward with its plan to reincorporate in Bermuda. The 2001 fourth quarter General Corporate nonrecurring charge totaled $50.1 million.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following table reflects activity related to the fourth quarter 2001 severance, facility consolidation and closure and financial advisors and other cost accruals. A total of 77 salaried and 196 hourly positions were scheduled to be eliminated as a result of these consolidation activities.

                                                                                           Facility           Financial
                                                      No. of            Accrued          Consolidation      Advisors and
                                                    Employees          Severance          and Closure          Others
                                                  ---------------    ---------------    ----------------    --------------
                                                                                       ($ in millions)
Facility consolidation and closure........             291            $      3.2         $      2.2          $      --
Provision for advisors and other..........              --                    --                 --               36.0
Employees terminated......................             (18)                   --                 --                 --
Cash expenditures.........................              --                  (0.2)              (0.1)              (6.0)
                                                  ---------------    ---------------    ----------------    --------------
Balance at December 31, 2001..............             273                   3.0                2.1               30.0
Employees terminated......................            (273)                   --                 --                 --
Cash expenditures.........................              --                  (3.0)              (2.1)             (15.7)
                                                  ---------------    ---------------    ----------------    --------------
Balance at December 31, 2002..............              --            $       --         $       --          $    14.3
                                                  ===============    ===============    ================    ==============


         The nonrecurring charges for 2001 totaled $74.1 million, or $44.5 million after taxes ($.47 per diluted common share). Of the $74.1 million total, $32.7 million represented non-cash charges and $14.3 million of the remaining $41.4 million is accrued at December 31, 2002.

         See "Nonrecurring Charges" in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to the nonrecurring charges.

NOTE 3:  ACQUISITIONS AND DIVESTITURES

         During 2002, Cooper paid $1.1 million related to previously acquired businesses. The terms of a previous acquisition agreement provided for additional consideration to be paid if earnings of the acquired businesses exceeded certain targeted levels. During 2001, Cooper received purchase price adjustments of $9.8 million net, primarily related to businesses acquired prior to 2001. During 2000, Cooper completed two large acquisitions and three small product-line acquisitions in its Electrical Products segment and one small acquisition in its Tools & Hardware segment for an aggregate cost of $578.4 million, subject to adjustment as provided in the acquisition agreements. A total of $378.2 million in goodwill was recorded, including an additional $23.2 million in 2001, with respect to the acquisitions. In March 2000, Cooper acquired Eagle Electric for a total cost of $124.6 million. Eagle Electric manufactures and sells electrical wiring devices including switches, receptacles, plugs and connectors, cords and other electrical accessories to the residential and commercial markets. In May 2000, Cooper acquired B-Line Systems for a total cost of $430.6 million. B-Line Systems manufactures and markets support systems and enclosures for electrical, mechanical and telecommunications/data applications.

         The acquisitions have been accounted for as purchases and the results of the acquisitions are included in Cooper's consolidated income statements since the respective acquisition dates. The pro forma net income and earnings per share for 2000, assuming the acquisitions had been made at the beginning of each year, would not be materially different from reported net income and earnings per share.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4:  INVENTORIES

                                                                                                  December 31,
                                                                                        ----------------------------------
                                                                                             2002               2001
                                                                                        ---------------    ---------------
                                                                                                  (in millions)
Raw materials..........................................................................   $     184.3        $     223.6
Work-in-process........................................................................          99.5              132.2
Finished goods.........................................................................         389.1              409.1
Perishable tooling and supplies........................................................          20.8               21.4
                                                                                        ---------------    ---------------
                                                                                                693.7              786.3
Allowance for excess and obsolete inventory............................................         (41.0)             (35.1)
Excess of current standard costs over LIFO costs.......................................         (72.2)             (80.3)
                                                                                        ---------------    ---------------
         Net inventories...............................................................   $     580.5        $     670.9
                                                                                        ===============    ===============


NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

                                                                                                  December 31,
                                                                                        ----------------------------------
                                                                                             2002               2001
                                                                                        ---------------    ---------------
                                                                                                  (in millions)
Property, plant and equipment:
    Land and land improvements.........................................................   $      55.8        $      53.0
    Buildings..........................................................................         445.1              428.1
    Machinery and equipment............................................................         788.6              812.7
    Tooling, dies and patterns.........................................................         219.9              213.6
    All other..........................................................................         302.0              289.2
    Construction in progress...........................................................          50.3               99.2
                                                                                        ---------------    ---------------
                                                                                              1,861.7            1,895.8
    Accumulated depreciation...........................................................      (1,111.5)          (1,069.0)
                                                                                        ---------------    ---------------
                                                                                          $     750.2        $     826.8
                                                                                        ===============    ===============


NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the year ended December 31, 2002, by segment, were as follows:

                                                                  Electrical              Tools &
                                                                   Products               Hardware                Total
                                                               ------------------    ------------------    ------------------
                                                                                       (in millions)
Balance January 1, 2002.................................          $   1,655.8           $     302.9           $   1,958.7
Additions to Goodwill...................................                  1.1                    --                   1.1
Reversal of excess accrued liabilities..................                 (0.4)                 (1.4)                 (1.8)
Translation adjustments.................................                 41.9                  (3.7)                 38.2
                                                               ------------------    ------------------    ------------------
Balance December 31, 2002...............................          $   1,698.4           $     297.8           $   1,996.2
                                                               ==================    ==================    ==================

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         On January 1, 2002, Cooper adopted SFAS No. 142 and is therefore no longer amortizing goodwill. Under SFAS No. 142, goodwill is subject to an annual impairment test. See Note 1 of the Notes to the Consolidated Financial Statements. Cooper completed transitional step one of the goodwill impairment test during the second quarter of 2002. The results of step one did not require the completion of step two of the transitional test for any reporting units.

         The following table reconciles reported income from continuing operations, net income and earnings per share to that which would have resulted for the years ended December 31, 2001 and 2000 if SFAS No. 142 had been adopted effective January 1, 2000 (in millions, except per share amounts):

                                                                                            Year Ended December 31,
                                                                                    -----------------------------------------
                                                                                           2001                  2000
                                                                                    -------------------    ------------------
Income from Continuing Operations:
     Reported income from continuing operations.............................          $      261.3          $      357.4
     Goodwill amortization, net of taxes....................................                  50.4                  48.7
                                                                                    -------------------    ------------------
     Adjusted income from continuing operations.............................          $      311.7          $      406.1
                                                                                    ===================    ==================

Net Income:
     Reported net income....................................................          $      231.3          $      357.4
     Goodwill amortization, net of taxes....................................                  50.4                  48.7
                                                                                    -------------------    ------------------
     Adjusted net income....................................................          $      281.7          $      406.1
                                                                                    ===================    ==================

Income per Common Share:
     Basic:
          Reported income from continuing operations........................          $       2.78           $      3.82
          Goodwill amortization, net of taxes...............................                   .54                   .52
                                                                                    -------------------    ------------------
          Adjusted income from continuing operations........................          $       3.32           $      4.34
                                                                                    ===================    ==================

          Reported net income...............................................          $       2.46           $      3.82
          Goodwill amortization, net of taxes...............................                   .54                   .52
                                                                                    -------------------    ------------------
          Adjusted net income...............................................          $       3.00           $      4.34
                                                                                    ===================    ==================
     Diluted:
          Reported income from continuing operations........................          $       2.75           $      3.80
          Goodwill amortization, net of taxes...............................                   .53                   .51
                                                                                    -------------------    ------------------
          Adjusted income from continuing operations........................          $       3.28           $      4.31
                                                                                    ===================    ==================

          Reported net income...............................................          $       2.44           $      3.80
          Goodwill amortization, net of taxes...............................                   .53                   .51
                                                                                    -------------------    ------------------
          Adjusted net income...............................................          $       2.97           $      4.31
                                                                                     ==================    ==================

         Other intangible assets primarily consist of patents and trademarks. The gross carrying value of other intangible assets was $11.6 million and $11.3 million at December 31, 2002 and 2001, respectively. Accumulated amortization of other intangible assets was $8.2 million and $7.4 million at December 31, 2002 and 2001, respectively. Subsequent to the adoption of SFAS No. 142, other intangible assets continue to be amortized over their remaining useful lives which were evaluated and determined to remain appropriate. Amortization expense of other intangible assets was $0.8 million for each of the years ended December 31, 2002, 2001 and 2000. Annual amortization expense is expected to be $0.6 million in 2003, $0.5 million in 2004 and $0.4 million in 2005, 2006 and 2007.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7:  ACCRUED LIABILITIES

                                                                                                    December 31,
                                                                                          ----------------------------------
                                                                                               2002              2001
                                                                                          ---------------   ----------------
                                                                                                    (in millions)
Salaries, wages and employee benefit plans...............................................   $     209.2       $     199.7
Commissions and customer incentives......................................................          79.4              68.6
Product and environmental liability accruals.............................................          33.8              35.7
Facility integration of acquired businesses..............................................          29.1              39.3
Other (individual items less than 5% of total current liabilities).......................         137.9             167.6
                                                                                          ---------------   ----------------
                                                                                            $     489.4       $     510.9
                                                                                          ===============   ================

         At December 31, 2002, Cooper had accruals of $13.6 million with respect to potential product liability claims and $42.2 million with respect to potential environmental liabilities, including $22.0 million classified as a long-term liability, based on Cooper's current estimate of the most likely amount of losses that it believes will be incurred.

         The product liability accrual consists of $4.0 million of known claims with respect to ongoing operations, $3.9 million of known claims for previously divested operations and $5.7 million which represents an estimate of claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage for individual 2002 claims above $5.0 million.

         Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $7.0 million related to sites owned by Cooper and $35.2 million for retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper's liability will be determined based on an estimate of Cooper's proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.

         It has been Cooper's consistent practice to include the entire product liability accrual and a significant portion of the environmental liability accrual as current liabilities, although only approximately 15-25% of the balance classified as current is normally spent on an annual basis. The annual effect on earnings for product liability is essentially equal to the amounts disbursed. In the case of the environmental liability, the annual expense is considerably smaller than the disbursements, since the vast majority of Cooper's environmental liability has been recorded in connection with acquired companies. The change in the accrual balances from year to year reflects the effect of acquisitions and divestitures as well as normal expensing and funding.

         Cooper has not utilized any form of discounting in establishing its product or environmental liability accruals. While both product liability and environmental liability accruals involve estimates that can have wide ranges of potential liability, Cooper has taken a proactive approach and has managed the costs in both of these areas over the years. Cooper does not believe that the nature of its products, its production processes, or the materials or other factors involved in the manufacturing process subject Cooper to unusual risks or exposures for product or environmental liability. Cooper's greatest exposure to inaccuracy in its estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

         In connection with acquisitions accounted for using the purchase method of accounting, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


integrating the acquired business into existing Cooper operations. Significant accruals include plant shut-down and realignment costs. The following table summarizes the accrual balances and activity during each of the last three years:

                                                                            2002              2001               2000
                                                                       ---------------   ---------------    ---------------
                                                                                          (in millions)
ACTIVITY DURING EACH YEAR:
Balance, beginning of year............................................   $      39.3       $      37.5        $      10.8
Spending..............................................................          (7.2)            (11.0)              (3.5)
Acquisitions - initial allocation.....................................            --                --               28.6
Acquisitions - final allocation adjustment............................            --              12.9                2.2
Reversal of excess accruals...........................................          (2.4)               --                 --
Translation...........................................................          (0.6)             (0.1)              (0.6)
                                                                       ---------------   ---------------    ---------------
Balance, end of year..................................................   $      29.1       $      39.3        $      37.5
                                                                       ===============   ===============    ===============

BALANCE BY CATEGORY OF ACCRUAL:
Plant shut-down and realignment.......................................   $      28.9       $      38.8        $      36.5
Other realignment and integration.....................................           0.2               0.5                1.0
                                                                       ---------------   ---------------    ---------------
                                                                         $      29.1       $      39.3        $      37.5
                                                                       ===============   ===============    ===============

         Plant shut-down and realignment includes the costs to terminate personnel, shut down the facilities, terminate leases and similar costs. At December 31, 2002 and 2001, respectively, $27.7 million and $32.5 million of the plant shut-down and realignment balance is related to the Eagle Electric acquisition. Other realignment and integration costs include costs to exit product lines and miscellaneous costs.

         During the three years ended December 31, 2002, the annual spending was primarily related to downsizing and consolidating facilities. The 2000 acquisitions-initial allocation amount is related to the Eagle Electric acquisition and includes approximately $24.2 million for severance and related costs to terminate personnel and $4.4 million of one-time additional costs associated with shutting down manufacturing operations and vacating existing facilities. Acquisitions-final allocation adjustment represents adjustments to goodwill for finalization of the purchase price allocations recorded in the previous year. The 2001 acquisitions - final allocation adjustment of $12.9 million represents adjustments to goodwill for finalization of the purchase price allocations regarding severance and related costs to terminate personnel and facility shut-down costs in connection with the Eagle Electric and B-Line Systems acquisitions. Reversal of excess accruals represents the excess of plant shut-down and realignment accruals over the ultimate amount expended on certain completed activities. The excess plant shut-down and realignment accrual of $2.4 million and related deferred tax asset balance was reversed in 2002 with a corresponding reduction in goodwill. See Note 6 of the Notes to the Consolidated Financial Statements.

         Involuntary termination benefits of $4.2 million and $2.8 million were paid as 296 and 219 hourly positions were eliminated during 2002 and 2001, respectively, and 20 salaried positions were eliminated in 2001. A total of 1,063 additional hourly positions are expected to be eliminated as a result of planned facilities shut-downs. The remaining terminations and facility shut-down activities are expected to be completed by the end of 2006.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8:  LONG-TERM DEBT AND LEASE COMMITMENTS

                                                                                                    December 31,
                                                                                          ----------------------------------
                                                                                               2002              2001
                                                                                          ---------------   ----------------
                                                                                                    (in millions)
2.54% commercial paper...................................................................   $        --       $     280.0
6.41% - 6.98% second series medium-term notes, due through 2010..........................         242.3             302.1
5.89% - 6.45% third series medium-term notes, due through 2008...........................         250.0             250.0
5.25% senior unsecured notes, due July 2007..............................................         300.0                --
5.50% senior unsecured notes, due November 2009..........................................         275.0                --
6.25% Euro bonds maturing in October 2005................................................         309.0             270.2
3.48%* Pound Sterling notes payable maturing at various dates through 2005...............          27.7              26.3
Other....................................................................................          30.5              39.3
                                                                                          ---------------   ----------------
                                                                                                1,434.5           1,167.9
Current maturities.......................................................................        (153.8)            (60.9)
                                                                                          ---------------   ----------------
Long-term portion........................................................................   $   1,280.7       $   1,107.0
                                                                                          ===============   ================

* The weighted average interest rate on the Pound Sterling notes was 3.76% at December 31, 2001.

         Cooper has U.S. committed credit facilities of $825 million, $375 million of which mature in 2003 and $450 million of which mature in 2004. At December 31, 2002, all of Cooper's $825 million U.S. committed credit facilities was available. At December 31, 2001, $648 million of Cooper's total $990 million U.S. committed credit facilities was available, after considering commercial paper backup. The agreements for the credit facilities require that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and a minimum earnings before interest, income taxes, depreciation and amortization to interest ratio. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio.

         During June 2002, Cooper Ohio issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. Proceeds from the notes were used to repay commercial paper obligations. During September 2002, Cooper Ohio filed a Form S-4 Registration Statement to exchange the original notes for notes with substantially identical terms, except that the exchange notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions and registration rights applicable to the original notes do not apply to the exchange notes. The original and exchange notes are fully and unconditionally guaranteed by Cooper. The exchange offer was completed on November 4, 2002 with all holders exchanging their notes. Cooper Ohio did not receive any proceeds from the exchange offer.

         During 1999, Cooper Ohio completed a shelf registration statement to issue up to $500 million of debt securities. On October 28, 2002, Cooper Ohio issued $275 million senior unsecured notes due November 1, 2009, with a 5.5% interest rate. Proceeds from the notes were used to repay short-term debt and other maturing indebtedness in 2002 and will be used to pay current maturities of long-term debt in 2003. The notes are fully and unconditionally guaranteed by Cooper. After this issuance, $225 million of the shelf registration remains available to be issued.

         Interest rates on Cooper's commercial paper were generally 2.5% and 2.6% below the U.S. prime rate during 2002 and 2001, respectively. Total interest paid during 2002, 2001 and 2000 was $65 million, $85 million and $96 million, respectively.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Commercial paper of $280 million at December 31, 2001 was classified as long-term debt reflecting Cooper's intention to refinance this amount during the twelve-month period following the balance sheet date.

         Maturities of long-term debt for the five years subsequent to December 31, 2002 are $153.8 million, $0.4 million, $566.2 million, $17.9 million and $300.3 million, respectively. The future net minimum lease payments under capital leases are not significant.

         Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $44.0 million, $40.1 million and $37.1 million during 2002, 2001 and 2000, respectively.

         At December 31, 2002, minimum annual rental commitments under noncancellable operating leases that have an initial or remaining lease term in excess of one year were $20.6 million in 2003, $19.1 million in 2004, $13.0 million in 2005, $10.7 million in 2006, $10.4 million in 2007 and $19.1 million thereafter.

NOTE 9:  COMMON AND PREFERRED STOCK

         Effective May 22, 2002, Cooper became the successor to Cooper Ohio following a reorganization. The reorganization was effected through the merger of Cooper Mergerco, Inc. into Cooper Ohio (see Note 1). Upon consummation of the merger, 93,099,157 issued and outstanding Cooper Ohio common shares, $5 par value, automatically became 93,099,157 Cooper Class A common shares, $.01 par value. The decrease in the par value of the common shares of $464.5 million was recorded as a decrease to common stock and an increase to capital in excess of par value on the consolidated balance sheet. On May 22, 2002, 29,893,919 Cooper Ohio treasury shares were retired due to the reorganization. The treasury stock retirement was recorded by eliminating the $1,449.9 million treasury stock balance and reducing common stock, $5 par value $149.6 million, capital in excess of par value $635.5 million and retained earnings $664.8 million on the consolidated balance sheet.

         Cooper's authorized share capital is U.S. $4,100,000 consisting of 250,000,000 Class A common shares, par value of $.01 per share, 150,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares were outstanding at December 31, 2002.

         At December 31, 2001 and 2000, Cooper was authorized to issue 250,000,000 shares of $5 par value common stock, 1,340,750 shares of preferred stock with no par value, 10,000,000 shares of $2.00 par value preferred stock and 2,821,079 shares of $1.00 par value preferred stock. At December 31, 2001 and 2000, no preferred shares were issued or outstanding.

         At December 31, 2002, 91,709,144 Class A common shares, $.01 par value were issued and outstanding (excluding the 1,519,214 Class A common shares held by Cooper Ohio discussed below) compared to 93,761,587 and 93,413,244 common shares, $5 par value at December 31, 2001 and 2000, respectively. In 2002, prior to the reorganization, Cooper Ohio repurchased 1,000,000 shares of its common stock at a cost of $37.9 million and issued 337,570 common shares primarily in connection with employee benefit plans. In addition, subsequent to the reorganization, Cooper issued 129,201 Class A common shares primarily in connection with employee benefits plans. During the third and fourth quarters of 2002, Cooper Ohio purchased 1,804,250 Cooper Class A common shares for $56.4 million. The share purchases are recorded by Cooper Ohio as an investment in its parent company that is eliminated in consolidation. During 2002, 285,036 of the Cooper Class A common shares held by Cooper Ohio were issued primarily to satisfy the matching obligation under the Cooper Ohio Retirement Savings and Stock Ownership Plan, leaving 1,519,214 Cooper Class A common shares held by Cooper Ohio at December 31, 2002.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         During the year ended December 31, 2001, Cooper purchased 1,000,000 shares of treasury stock at an average price of $41.95 per share and 1,348,343 shares were issued primarily in connection with employee stock plans. During the year ended December 31, 2000, Cooper purchased 1,138,500 shares of treasury stock at an average price of $34.52 per share and 352,124 shares were issued primarily in connection with employee stock plans.

         As part of the reorganization, Cooper Ohio transferred the shares of certain subsidiaries to Cooper in exchange for Cooper Class B common shares. Cooper Ohio's investment in the Class B common shares is eliminated in consolidation. The Cooper Class B common shares are not entitled to vote, except as to matters for which Bermuda law specifically requires voting rights for otherwise nonvoting shares. Cooper and Cooper Ohio entered into a voting agreement which provides that in those limited circumstances where the Class B common shares have the right to vote, Cooper Ohio shall vote the Class B common shares and any Class A common shares that may be held by Cooper Ohio in the same proportion as the holders of Cooper Class A common shares. If at any time a dividend is declared or paid on the Cooper Class A common shares, a like dividend shall be declared and paid on Cooper Class B common shares in an equal amount per share. During 2002, Cooper Ohio waived its rights to receive the regular quarterly dividend declared of $.35 per share (an aggregate of $40.6 million) on both the Cooper Class A and Class B common shares held by Cooper Ohio.

         Under the terms of the Dividend Reinvestment Plan, any holder of common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in common stock without incurring any brokerage commissions or service charges. At December 31, 2002, Cooper had 14,917,114 shares reserved for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards, restricted stock awards and subscriptions under the Employee Stock Purchase Plan and other plans.

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

NOTE 10: STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

         Under Cooper stock option plans, officers, directors and key employees may be granted options to purchase Cooper's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable ratably over a three-year period commencing one year from the date of grant and have a maximum term of ten years. The plans also provide for the granting of performance-based stock awards and restricted stock awards to certain key executives.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         A summary of the status of Cooper's fixed stock option plans for officers and employees as of December 31, 2002 and activity during the three years ended December 31, 2002 is presented below:

                                                         2002                     2001                     2000
                                               ------------------------- ------------------------ ------------------------
                                                              Weighted                 Weighted                 Weighted
                                                              Average                  Average                  Average
                                                              Exercise                 Exercise                 Exercise
                                                  Shares       Price        Shares       Price       Shares       Price
                                               ------------  ----------- ------------ ----------- ------------ -----------
Outstanding at beginning of year...............  4,740,658     $44.07      3,810,497    $43.28      2,748,601    $45.94
Granted........................................  2,806,425     $35.21      1,740,000    $45.19      1,425,800    $37.94
Exercised......................................    (41,096)    $38.52       (625,260)   $42.33         (6,500)   $39.06
Canceled.......................................   (187,084)    $42.78       (184,579)   $44.09       (357,404)   $42.57
                                               ------------              ------------             ------------
Outstanding at end of year.....................  7,318,903     $40.74      4,740,658    $44.07      3,810,497    $43.28
                                               ============              ============             ============

Options exercisable at end of year.............  3,033,777                 1,866,391                1,608,117

Options available for grant at end of year.....  2,359,814                 5,116,955                1,916,174



                              Options Outstanding                                             Options Exercisable
---------------------------------------------------------------------------------     -------------------------------------
                                                   Weighted
                                 Shares            Average           Weighted             Shares              Weighted
                              Outstanding         Remaining          Average            Exercisable           Average
       Range of                    At            Contractual         Exercise               At                Exercise
    Exercise Prices             12/31/02             Life             Price              12/31/02              Price
------------------------    -----------------   ---------------   ---------------     ----------------    -----------------
    $29.46 - $35.21              2,900,025             9.1           $ 35.17                  46,666          $ 34.84
    $37.94 - $39.06              1,350,270             6.3           $ 38.13                 934,881          $ 38.22
    $41.31 - $43.47                714,494             6.0           $ 43.43                 704,494          $ 43.46
    $45.06 - $46.10              1,835,135             7.3           $ 45.92                 828,757          $ 45.69
    $54.28 - $56.63                518,979             4.6           $ 56.61                 518,979          $ 56.61
                            -----------------                                         ----------------
                                 7,318,903                                                 3,033,777
                            =================                                         ================


         During 2002, options to purchase 9,000 shares of common stock were granted to nonemployee directors at an exercise price of $41.08. No nonemployee director options were exercised in 2002. During 2001, options to purchase 10,000 shares of common stock were granted to nonemployee directors at an exercise price of $33.66 and options for 4,000 shares were exercised at $42.13 to $49.03 per share. During 2000, options to purchase 9,000 shares of common stock were granted to nonemployee directors at an exercise price of $35.19 and options for 4,000 shares were exercised at $17.31 per share. At December 31, 2002, options under the director plans for 32,000 common shares were exercisable at $33.66 to $63.78 per share, and 118,850 shares were reserved for future grants.

         Participants in the Employee Stock Purchase Plan receive an option to purchase common stock at a price that is the lesser of 85% of the market value on the offering date or 85% of the market value on the purchase date. On September 10, 2001, a total of 311,452 shares were sold to employees at $44.63 per share. At December 31, 2002, subscriptions for 589,772 shares of common stock were outstanding at $34.07 per share or, if lower, 85% of the average market price on September 8, 2003, which is the purchase date. At December 31, 2002, an aggregate of 2,423,976 shares of common stock were reserved for future issuance.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Cooper follows the intrinsic value method of accounting for stock-based compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is recognized for performance-based and restricted stock awards. No compensation expense is recognized under Cooper's fixed stock option plans or Employee Stock Purchase Plan. If compensation expense for all of Cooper's stock-based compensation plans was recognized using the alternative fair value method of accounting under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, diluted earnings per share would have decreased by approximately 6.1% in 2002, 2.9% in 2001 and 2.1% in 2000. See Note 1 of the Notes to the Consolidated Financial Statements. The fair value was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000 respectively: dividend yield of 3.9%, 3.5% and 3.5%, expected volatility of 33.0%, 27.5% and 26.4%, risk free interest rates of 4.8%, 5.1% and 6.7% and expected lives of 7 years for 2002, 2001 and 2000.

NOTE 11: ACCUMULATED NONOWNER CHANGES IN EQUITY

                                                                 Minimum         Loss On         Cumulative
                                                                 Pension       Derivative       Translation
                                                                Liability      Instruments       Adjustment         Total
                                                              -------------  ---------------   --------------    ------------
                                                                                      (in millions)
Balance December 31, 1999................................       $   (2.8)      $      --         $    (66.6)       $   (69.4)
Current year other nonowner changes in equity............            0.1              --              (51.2)           (51.1)
                                                              -------------  -------------     --------------    ------------
Balance December 31, 2000................................           (2.7)             --             (117.8)          (120.5)
Current year other nonowner changes in equity............           (0.7)           (0.3)              (6.3)            (7.3)
                                                              -------------  -------------     --------------    ------------
Balance December 31, 2001................................           (3.4)           (0.3)            (124.1)          (127.8)
Current year other nonowner changes in equity............          (33.4)            0.2               (4.4)           (37.6)
                                                              -------------  -------------     --------------    ------------
Balance December 31, 2002................................       $  (36.8)      $    (0.1)        $   (128.5)       $  (165.4)
                                                              =============  =============     ==============    ============


                                       2002                             2001                              2000
                          --------------------------------- -------------------------------  -------------------------------
                            Before      Tax                  Before      Tax                  Before      Tax
                             Tax     (Expense)      Net       Tax      (Expense)    Net        Tax      (Expense)     Net
                            Amount    Benefit      Amount    Amount     Benefit    Amount     Amount     Benefit     Amount
                          ---------- ----------  ---------- ---------  ---------  ---------  --------- -----------  --------
                                                                    (in millions)
Minimum pension
  liability adjustment..   $ (55.7)   $  22.3     $ (33.4)   $  (1.1)   $   0.4    $  (0.7)   $   0.1   $     --     $   0.1
                          ---------- ----------  ---------- ---------  ---------  ---------  --------- -----------  --------
Change in fair value
  of derivatives........       0.1         --         0.1       (1.0)       0.4       (0.6)        --         --          --
Reclassification to
  earnings..............       0.2       (0.1)        0.1        0.5       (0.2)       0.3         --         --          --
                          ---------- ----------  ---------- ---------  ---------  ---------  --------- -----------  --------
                               0.3       (0.1)        0.2       (0.5)       0.2       (0.3)        --         --          --
                          ---------- ----------  ---------- ---------  ---------  ---------  --------- -----------  --------
Translation adjustment..      (6.8)       2.4        (4.4)      (9.7)       3.4       (6.3)     (78.8)      27.6       (51.2)
                          ---------- ----------  ---------- ---------  ---------  ---------  --------- -----------  --------
Other nonowner
  changes in equity.....   $ (62.2)   $  24.6     $ (37.6)   $ (11.3)   $   4.0    $  (7.3)   $ (78.7)  $   27.6     $ (51.1)
                          ========== ==========  ========== =========  =========  =========  ========= ===========  ========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12:  INCOME TAXES

                                                                                     Year Ended December 31,
                                                                       ----------------------------------------------------
                                                                            2002              2001               2000
                                                                       ---------------   ---------------    ---------------
                                                                                         ($ in millions)
Components of income from continuing operations before income taxes:
     U.S. operations..................................................   $     81.4        $    211.9         $    433.7
     Foreign operations...............................................        198.8             104.5              116.2
                                                                       ---------------   ---------------    ---------------
       Income from continuing operations before income taxes..........   $    280.2        $    316.4         $    549.9
                                                                       ===============   ===============    ===============

Components of income tax expense:
   Current:
     U.S. Federal.....................................................   $      8.0        $     60.8         $     64.0
     U.S. state and local.............................................          5.4               6.2                1.3
     Foreign..........................................................         49.4              23.2               28.4
                                                                       ---------------   ---------------    ---------------
                                                                               62.8              90.2               93.7
                                                                       ---------------   ---------------    ---------------

   Deferred:
     U.S. Federal.....................................................         30.5             (43.9)              72.8
     U.S. state and local.............................................          3.3               2.5               19.4
     Foreign..........................................................        (30.1)              6.3                6.6
                                                                       ---------------   ---------------    ---------------
                                                                                3.7             (35.1)              98.8
                                                                       ---------------   ---------------    ---------------
       Income tax expense.............................................   $     66.5        $     55.1         $    192.5
                                                                       ===============   ===============    ===============
Total income taxes paid...............................................   $     27.9        $    100.8         $    132.3
                                                                       ===============   ===============    ===============

Effective tax rate reconciliation:
     U.S. Federal statutory rate......................................         35.0%             35.0%              35.0%
     State and local income taxes.....................................          2.0               1.4                2.2
     Non U.S. Operations..............................................        (11.5)             (3.5)              (1.2)
     Nondeductible goodwill...........................................           --               4.3                2.4
     Foreign Sales Corporation........................................         (1.4)             (1.4)              (0.8)
     Tax credits......................................................         (0.2)             (0.2)              (1.4)
     Reduction in tax reserves........................................           --             (15.8)                --
     Other ...........................................................         (0.2)             (2.4)              (1.2)
                                                                       ---------------   ---------------    ---------------
       Effective tax rate attributable to continuing operations.......         23.7%             17.4%              35.0%
                                                                       ===============   ===============    ===============



         A $50 million U.S. Federal tax benefit was recorded in 2001 as a result of favorable Appellate level third party court decisions related to certain income tax return issues. These court decisions validated Cooper's tax return treatment of similar transactions executed in 1997 and prior years that were being contested by the Internal Revenue Service. In light of the Fifth Circuit Court decision, issued in December 2001, Cooper concluded that the tax reserve related to these transactions was no longer required.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                                    December 31,
                                                                                          ----------------------------------
                                                                                               2002              2001
                                                                                          ---------------   ----------------
                                                                                                    (in millions)

Components of deferred tax assets and liabilities:

     Deferred tax assets:
       Postretirement and other employee welfare benefits................................    $    85.1         $    66.4
       Accrued liabilities...............................................................        143.7             153.1
       Minimum pension liability.........................................................         24.5               2.2
       Capital loss carryforward (1).....................................................         21.7              54.9
       Other.............................................................................         99.4              58.5
                                                                                          ---------------   ----------------
           Total deferred tax assets.....................................................        374.4             335.1
                                                                                          ---------------   ----------------
     Valuation allowance (1).............................................................        (21.7)            (47.0)
                                                                                          ---------------   ----------------

     Deferred tax liabilities:
       Property, plant and equipment and intangibles.....................................       (154.1)           (126.9)
       Inventories.......................................................................        (25.1)            (24.9)
       Employee stock ownership plan.....................................................         (7.1)            (24.3)
       Pension plans.....................................................................        (43.1)            (32.4)
       Other.............................................................................           --              (0.1)
                                                                                          ---------------   ----------------
           Total deferred tax liabilities................................................       (229.4)           (208.6)
                                                                                          ---------------   ----------------
           Net deferred tax asset .......................................................   $    123.3        $     79.5
                                                                                          ===============   ================


(1)  Cooper incurred a capital loss on the 1998 sale of the Automotive Products segment. Cooper limited the amount of tax benefits recognized based on an evaluation of the amount of capital loss carryforward that is expected to be realized. Cooper has implemented strategies to realize the capital loss carryforward asset and has transferred the reduction in the valuation allowance to other deferred taxes. The capital loss carryforward is available to offset capital gains through 2003.

         The U.S. Federal portion of the above provision includes U.S. tax expected to be payable on the foreign portion of Cooper's income before income taxes when such earnings are remitted. Cooper's liabilities at December 31, 2002 and 2001 include the additional U.S. tax estimated to be payable on substantially all unremitted earnings of foreign subsidiaries.

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFITS

         Cooper and its subsidiaries have numerous defined benefit pension plans and other postretirement benefit plans. The benefits provided under Cooper's various postretirement benefit plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 90% of the total. Current employees, unless grandfathered under plans assumed in acquisitions, are not provided postretirement benefits other than pensions. The vast majority of the annual other postretirement benefit expense is related to employees who are already retired.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                                        Other
                                                                   Pension Benefits            Postretirement Benefits
                                                            -------------------------------    ----------------------------
                                                                 2002            2001            2002            2001
                                                            --------------- --------------- --------------- ---------------
                                                                                    (in millions)
Change in benefit obligation:
     Benefit obligation at January 1.......................   $    622.3      $    584.3      $    141.4      $    112.2
     Service cost..........................................         16.0            16.2             0.2             0.2
     Interest cost.........................................         42.9            42.5             9.7             8.2
     Benefit payments......................................        (46.6)          (44.4)          (12.8)          (13.3)
     Actuarial (gain) loss.................................        (12.4)           23.1             0.5            34.0
     Exchange rate changes.................................          9.6            (1.8)             --              --
     Acquisitions..........................................         14.8              --              --              --
     Other.................................................          3.5             2.4              --             0.1
                                                            --------------- --------------- --------------- ---------------
Benefit obligation at December 31..........................        650.1           622.3           139.0           141.4
                                                            --------------- --------------- --------------- ---------------

Change in plan assets:
     Fair value of plan assets at January 1................        570.4           616.1              --              --
     Actual return on plan assets..........................        (46.8)           (3.6)             --              --
     Employer contributions................................         43.7             5.4            12.8            13.3
     Benefit payments......................................        (44.9)          (44.4)          (12.8)          (13.3)
     Exchange rate changes.................................          3.5            (0.8)             --              --
     Acquisitions..........................................         10.9              --              --              --
     Other.................................................         (2.5)           (2.3)             --              --
                                                            --------------- --------------- --------------- ---------------
Fair value of plan assets at December 31...................        534.3           570.4              --              --
                                                            --------------- --------------- --------------- ---------------
Funded status..............................................       (115.8)          (51.9)         (139.0)         (141.4)
Unrecognized actuarial (gain) loss.........................        167.4            85.2           (49.1)          (53.5)
Unrecognized prior service cost............................          8.1             2.9            (1.0)           (1.8)
Other......................................................          0.3             0.4              --              --
                                                            --------------- --------------- --------------- ---------------
Net amount recognized......................................   $     60.0      $     36.6      $   (189.1)     $   (196.7)
                                                            =============== =============== =============== ===============

Amounts recognized in the balance sheet consist of:
     Prepaid benefit asset.................................   $    102.7      $    103.2      $       --      $       --
     Accrued benefit liability.............................       (108.1)          (73.4)         (189.1)         (196.7)
     Intangible asset......................................          4.1             1.2              --              --
     Accumulated other nonowner changes in equity..........         61.3             5.6              --              --
                                                            --------------- --------------- --------------- ---------------
Net amount recognized......................................   $     60.0      $     36.6      $   (189.1)     $   (196.7)
                                                            =============== =============== =============== ===============

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $434.5 million, $416.8 million and $317.8 million, respectively as of December 31, 2002. At December 31, 2001, the projected benefit obligation and accumulated benefit obligation of defined benefit pension plans with accumulated benefit obligations in excess of plan assets (which represented unfunded plans) were $69.6 million and $65.2 million, respectively.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                          Pension Benefits               Other Postretirement Benefits
                                                 ------------------------------------ ------------------------------------
                                                    2002        2001        2000         2002        2001        2000
                                                 ----------- ------------------------ ----------- ----------- ------------
Components of net periodic benefit cost:                                      (in millions)
Service cost...................................    $   16.0    $   16.2    $   14.9     $    0.2    $    0.2    $    0.1
Interest cost..................................        42.9        42.5        41.0          9.7         8.2         8.8
Expected return on plan assets.................       (46.3)      (49.7)      (52.1)          --          --          --
Amortization of unrecognized
    transition (asset) obligation..............         0.2         0.2         0.2           --          --          --
Amortization of prior service cost.............         0.6         0.3          --         (0.8)       (1.2)       (1.4)
Recognized actuarial (gain) loss...............         3.3         2.1        (2.0)        (3.9)       (8.5)       (9.3)
Settlement gain................................          --          --        (3.6)          --          --          --
                                                  ----------  ----------   ---------    ----------  ---------   ---------
Net periodic benefit cost......................    $   16.7    $   11.6     $  (1.6)    $    5.2    $   (1.3)   $   (1.8)
                                                  ==========  ==========   =========    ==========  =========   =========


                                                                                                          Other
                                                                  Pension Benefits               Postretirement Benefits
                                                        ------------------------------------- -----------------------------
                                                              2002                2001            2002            2001
                                                        ------------------  ----------------- -------------   -------------
Weighted average assumptions as of December 31:
Discount rate.........................................    6.00% - 7.00%      6.00% - 7.25%       7.00%           7.25%
Expected return on plan assets........................    6.50% - 8.50%      7.00% - 8.50%         --              --
Rate of compensation increase.........................    2.75% - 4.25%      3.00% - 4.50%         --              --

         For other postretirement benefit measurement purposes, a 9.05% annual increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.25% for 2007 and remain at that level thereafter. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                                                --------------------  ---------------------
                                                                                   1-Percentage-         1-Percentage-
                                                                                  Point Increase         Point Decrease
                                                                                --------------------  ---------------------
                                                                                              (in millions)
Effect on total of service and interest cost components.......................          $   0.6               $   (0.5)
Effect on the postretirement benefit obligation...............................          $   9.6               $   (8.6)


         During 2002, 2001 and 2000, expense with respect to domestic and foreign defined contribution plans (primarily related to various groups of hourly employees) totaled $15.5 million, $16.4 million and $17.6 million, respectively.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14: COOPER SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLANS

         All full-time domestic employees, except for certain bargaining unit employees, are eligible to participate in the Cooper Ohio Retirement Savings and Stock Ownership Plan ("CO-SAV"). Under the terms of the CO-SAV plan, employee savings deferrals are partially matched with Company common stock. After the reorganization, employee savings deferrals were partially matched with contributions by Cooper Ohio of Cooper Class A common stock. Prior to the reorganization, Cooper Ohio either contributed treasury stock or allocated Employee Stock Ownership Plan ("ESOP") shares to CO-SAV participants.

         The ESOP purchased Cooper Ohio common stock which was financed through external borrowings and loans from Cooper Ohio. The external ESOP debt matured in July 1999 and was fully repaid. The purchases funded by loans from Cooper Ohio to the ESOP were treated as eliminated intercompany loans for financial statement purposes. Cooper Ohio contributed $8.4 million and $9.6 million in cash to the ESOP during 2001 and 2000, respectively, to fund the principal and interest payments on the loans. As the debt was repaid, unallocated ESOP shares were allocated to CO-SAV participants to satisfy Cooper Ohio's matching obligation or to replace dividends on allocated shares with Cooper Ohio common shares. The intercompany loans were paid in full during 2001. At December 31, 2001, all shares purchased by the ESOP have been allocated to CO-SAV participants' accounts.

         Shares purchased by the ESOP in 1994 were accounted for in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). SOP 93-6 was effective for fiscal years beginning after December 15, 1993. Compensation expense was recognized at the fair market value of the shares committed to be allocated which was equal to the amount of Cooper Ohio's CO-SAV matching obligation. Unearned employee stock ownership plan compensation, a component of shareholders' equity, was credited as shares were committed to be allocated based on the cost of the shares to the ESOP. The difference between the fair market value and cost of the shares committed to be allocated was recorded as an adjustment to capital in excess of par value. Dividends paid on unallocated shares were recorded as a reduction of ESOP debt, accrued interest or accrued employee benefits. Unallocated shares were not treated as outstanding in the earnings per share computation.

         Shares purchased by the ESOP prior to 1994 were accounted for in accordance with Statement of Position 76-3, Accounting Practices for Certain Employee Stock Ownership Plans and Emerging Issues Task Force Issue 89-8, Expense Recognition for Employee Stock Ownership Plans. Compensation expense was equal to Cooper Ohio's CO-SAV matching obligation, adjusted for the difference between the fair market value and cost of the shares committed to be allocated. Compensation expense was reduced by the amount of dividends paid on unallocated ESOP shares available for future matching. All shares issued to the ESOP were considered outstanding for purposes of computing earnings per share.

         Compensation expense for the CO-SAV plan and the ESOP was $19.3 million, $23.0 million and $20.2 million in 2002, 2001 and 2000, respectively.

                            COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15:  INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

INDUSTRY SEGMENTS

         Cooper's operations consist of two segments: Electrical Products and Tools & Hardware. Markets for Cooper's products and services are worldwide, with the United States being the largest market.

         The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, support systems, enclosures, wiring devices, plugs, receptacles, lighting fixtures, fuses, emergency lighting, fire detection systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution.

         The Tools & Hardware segment manufactures, markets and sells hand tools for industrial, construction and consumer markets; automated assembly systems for industrial markets and electric and pneumatic industrial power tools for general industry, primarily automotive and aerospace manufacturers.

         The performance of businesses is evaluated at the segment level and resources are allocated among the segments. The Cooper executive responsible for the segments further allocates resources among the various division operating units that compose the segments and, in international markets, determines the integration of product lines and operations across division operating units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Cooper manages cash, debt and income taxes centrally. Accordingly, Cooper evaluates performance of its segments and operating units based on operating earnings exclusive of financing activities and income taxes. Nonrecurring items are excluded from the evaluations. The segments are managed separately because they manufacture and distribute distinct products. Intersegment sales and related receivables for each of the years presented were insignificant.

         Financial information by industry segment was as follows:

                                       Revenues                   Operating Earnings                 Total Assets
                            ------------------------------- ------------------------------- -------------------------------
                               Year Ended December 31,         Year Ended December 31,         Year Ended December 31,
                            ------------------------------- ------------------------------- -------------------------------
                              2002       2001       2000      2002       2001      2000       2002      2001       2000
                            ---------- ---------- --------- ---------- --------  ---------- --------  ---------- ----------
                                                                    (in millions)
Electrical Products......... $3,324.9   $3,485.5   $3,659.2  $  400.6  $ 437.0    $ 585.0   $3,394.0   $3,482.9   $3,660.9
Tools & Hardware............    635.6      724.0      800.7      27.3     68.6       97.7      724.2      816.3      844.8
                             ---------  ---------  --------  --------  -------    -------   --------   --------   --------
Total management reporting.  $3,960.5   $4,209.5   $4,459.9     427.9    505.6      682.7    4,118.2    4,299.2    4,505.7
                             =========  =========  ========
Segment nonrecurring items..                                    (36.7)   (24.0)        --
                                                             --------  -------    -------
Net segment operating
  earnings..................                                    391.2    481.6      682.7

General Corporate:
    Nonrecurring charges....                                     (2.4)   (50.1)        --
    Expense.................                                    (34.1)   (30.4)     (32.5)
                                                             --------  -------    -------
Operating earnings..........                                    354.7    401.1      650.2
Interest expense, net.......                                    (74.5)   (84.7)    (100.3)
                                                             --------  -------    -------
Consolidated income from
  continuing operations
  before income taxes........                                $  280.2  $ 316.4    $ 549.9
                                                             ========  =======    =======
Corporate assets............                                                                   569.7      312.2      283.6
                                                                                            --------   --------   --------
Consolidated assets.........                                                                $4,687.9   $4,611.4   $4,789.3
                                                                                            ========   ========   ========

                            COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                          Electrical         Tools &                           Consolidated
                                           Products          Hardware        Corporate             Total
                                         -------------     -------------    -------------     ----------------
                                                                    (in millions)

2002
Depreciation........................       $    89.3         $    29.1        $     3.3         $     121.7
Nonrecurring charges................            24.0              12.7              2.4                39.1
Capital expenditures................            57.6              12.2              4.0                73.8
Investment in
    unconsolidated affiliates.......            20.9                --               --                20.9

2001
Depreciation........................       $    91.9         $    29.6        $     4.2         $     125.7
Goodwill amortization...............            51.5               9.2               --                60.7
Nonrecurring charges................            24.0                --             50.1                74.1
Capital expenditures................            80.8              25.3              9.0               115.1
Investment in
    unconsolidated affiliates.......            17.0                --               --                17.0

2000
Depreciation........................       $    83.1         $    30.7        $     2.1         $     115.9
Goodwill amortization...............            49.1               9.4               --                58.5
Capital expenditures................           128.9              26.8             19.2               174.9
Investment in
    unconsolidated affiliates.......            22.2                --               --                22.2


         On January 1, 2002, Cooper adopted SFAS 142 and is therefore no longer amortizing goodwill. See Note 6 of the Notes to the Consolidated Financial Statements.

GEOGRAPHIC INFORMATION

       Revenues and long-lived assets by country are summarized below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Revenues are generally denominated in the currency of the location of the assets producing the revenues.

                                                 Revenues                                    Long-Lived Assets
                               ---------------------------------------------    --------------------------------------------
                                   2002            2001            2000             2002           2001            2000
                                ------------    ------------    -----------      ------------   ------------    -----------
                                                                      (in millions)
United States...............       $3,023.2        $3,240.9        $3,500.4         $2,249.7       $2,254.4        $2,319.2
Germany.....................          191.0           218.8           180.0            137.4          121.3           135.0
United Kingdom..............          225.7           224.6           232.6            396.5          367.7           404.8
Canada......................          142.0           149.9           158.5              2.0            2.5             3.4
Mexico......................          130.4           141.1           150.4            119.8          126.0           100.8
Other foreign countries.....          248.2           234.2           238.0             93.5           88.3            91.0
                                   --------        --------        --------         --------       --------        --------
                                   $3,960.5        $4,209.5        $4,459.9         $2,998.9       $2,960.2        $3,054.2
                                   ========        ========        ========         ========       ========        ========

                            COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


       International revenues by destination, based on the location products were delivered, were as follows by segment:

                                                                           International Revenues
                                                  -------------------------------------------------------------------------
                                                         2002                      2001                       2000
                                                     -------------             -------------              -------------
                                                                               (in millions)
Electrical Products..............................         $  832.6                  $  856.1                  $  881.0
Tools & Hardware.................................            281.3                     360.7                     300.9
                                                          --------                  --------                  --------
                                                          $1,113.9                  $1,216.8                  $1,181.9
                                                          ========                  ========                  ========


NOTE 16:  CHARGE RELATED TO DISCONTINUED OPERATIONS

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2002, a total of 103,133 Abex Claims were filed, of which 31,991 claims have been resolved leaving 71,142 Abex Claims pending at December 31, 2002, that are the responsibility of Federal-Mogul. During the year ended December 31, 2002, 21,791 claims were filed and 14,901 claims were resolved. In addition, during the third quarter of 2002, the Company completed the transition of case administration to a new national counsel and record keeping system, as well as an audit of information received from Federal-Mogul. As a result of the audit, the number of claims received was adjusted by 6,190 and the number of claims resolved was adjusted by 116 to reflect claims and settlements that should have been included in Federal-Mogul's pre-October 2001 records. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,137 before insurance. A total of $38.4 million was spent on defense costs for the period August 28, 1998 through December 31, 2002. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

         With the assistance of independent advisors, Bates White & Ballentine, LLC, Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. Based on Cooper's analysis of its contingent liability exposure resulting from Federal-Mogul's bankruptcy, Cooper concluded that an additional fourth-quarter 2001 discontinued operations provision of $30 million after-tax, or $.32 per share, was appropriate to reflect the potential net impact of this issue. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White & Ballentine, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on the advisor's data, the expected population of persons exposed to asbestos in

                            COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At December 31, 2002, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $84.3 million.


NOTE 17: FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES, CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       On January 1, 2001, Cooper adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended. SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. For derivative instruments that are not designated as hedges, the gain or loss on the derivative is recognized in earnings currently. A derivative instrument may be designated as a hedge of the exposure to changes in the fair value of an asset or liability or variability in expected future cash flows if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment is recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated nonowner changes in equity and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings. The cumulative effect of adopting the new standard was not material to Cooper's 2001 consolidated results of operations, financial position or cash flows.

       Hedge accounting is discontinued prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is sold, terminated or exercised; (3) the hedged item no longer meets the definition of a firm commitment; or (4) it is unlikely that a forecasted transaction will occur within two months of the originally specified time period.

       When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because a hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss currently in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur within two months of the originally specified time period, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses reported in accumulated nonowner changes in equity will be recognized immediately in earnings.

       Cooper enters into foreign currency forward exchange contracts and commodity futures contracts to reduce the risks of adverse changes in foreign exchange rates and commodity prices. Cooper does not enter into speculative derivative transactions.

       As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies used by Cooper's businesses, Cooper is exposed to the effect of foreign exchange rate changes on its cash flows and earnings. Cooper enters into foreign currency forward exchange contracts to hedge significant foreign currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

                            COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


       Foreign currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. The net gain on contracts designated as fair value hedges was not material during 2002 or 2001. Foreign currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. The net loss in 2002 and net gain in 2001 on contracts designated as cash flow hedges was not material. Cooper also enters into certain foreign currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to intercompany financing transactions.

       Cooper enters into commodity futures contracts to reduce the volatility of price fluctuations on a portion of its forecasted annual raw material purchases. These instruments are designated as cash flow hedges. The net loss on commodity futures contracts was not material in 2002 or 2001.

       Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. At December 31, 2002, Cooper expects to reclassify $0.1 million of net losses on derivative instruments designated as cash flow hedges from accumulated nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2002 and 2001 was not material.

       The table below summarizes, by currency, the U. S. dollar equivalent contractual amounts of Cooper's forward exchange contracts at December 31, 2002 and 2001.

                                                                                                    December 31,
                                                                                          ----------------------------------
                                                                                               2002              2001
                                                                                            -----------       -----------
                                                                                                    (in millions)
Euro....................................................................................          $ 2.5             $ 8.5
U. S. Dollar............................................................................            7.5               1.9
British Pound Sterling .................................................................            0.7               0.8
Mexican Peso............................................................................             --               4.4
Swiss Franc.............................................................................             --               2.9
Norwegian Krone.........................................................................            0.3               1.5
Other...................................................................................            0.6               0.1
                                                                                                  -----             -----
                                                                                                  $11.6             $20.1
                                                                                                  =====             =====


OTHER INSTRUMENTS

       In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper's performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $109.8 million and $112.0 million at December 31, 2002 and 2001, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.

       The following transactions were implemented to partially align Cooper's interest rate exposure profile with its short term interest rate expectations in an economically efficient manner that is consistent with its tax position.

       During 2002, Cooper sold at a premium U.S. Treasury securities due August 15, 2003 with a face amount of $750 million. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure under this agreement to a maximum amount of $7.2 million. During the fourth quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $7.0 million. During 2001, Cooper sold at a premium U.S. Treasury securities due November 2002 with a face amount of $1.0 billion. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure

                            COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


under this agreement to a maximum amount of $7.0 million. During the second quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $6.0 million. The repurchase agreements will be settled immediately prior to the maturity of the securities. Settlement of these transactions does not require any financing by Cooper and the transactions do not create an asset or liability, other than as described above.

         Also during 2001, Cooper purchased at a discount Federal Home Loan Mortgage Corporation Notes due February 2003 and immediately transferred these notes pursuant to a securities loan agreement. Subsequently, Cooper eliminated any interest rate exposure under the securities loan agreement and will receive a cash payment of approximately $1.9 million upon maturity of the notes. The securities loan agreement will be settled immediately prior to the maturity of the notes. Settlement of this transaction will not require any financing by Cooper and this transaction does not create a liability. The face amount of the notes was $480 million. In 1999, Cooper entered into a similar executory contract. Upon settlement of the contract in 2000, Cooper made a cash payment of $7.3 million, its maximum exposure under the 1999 executory contract.

CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 6.3% of accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS OTHER THAN DERIVATIVES

         Cooper's financial instruments other than derivative instruments, consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Cooper had approximately $1.4 billion and $1.3 billion of debt instruments at December 31, 2002 and 2001, respectively. The book value of these instruments was approximately equal to fair value at December 31, 2002 and 2001.

NOTE 18:  SUPPLEMENTAL CASH FLOW INFORMATION

       Supplemental cash flow information related to acquisitions during the year ended December 31, 2000 is provided below in millions:


Assets acquired and liabilities assumed or incurred from the acquisition of businesses:
    Fair value of assets acquired............................................   $          684.0
    Liabilities assumed or incurred..........................................             (103.6)
                                                                              ------------------
        Cash used to acquire businesses, net of cash acquired................   $          580.4
                                                                              ==================

                            COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 19:  NET INCOME PER COMMON SHARE

                                                                 Basic                               Diluted
                                                  ----------------------------------   ----------------------------------
                                                        Year Ended December 31,              Year Ended December 31,
                                                  ----------------------------------   ----------------------------------
                                                     2002        2001        2000         2002        2001        2000
                                                  ----------- ----------- ----------   ----------- ----------- ----------
                                                                    ($ in millions, shares in thousands)
Income from continuing operations................   $  213.7    $ 261.3     $  357.4     $  213.7    $ 261.3     $  357.4
Charge from discontinued operations..............        --       (30.0)         --           --       (30.0)         --
                                                  ----------  ---------   ----------   ----------  ---------   ----------
Net income applicable to common shares...........   $  213.7    $ 231.3     $  357.4     $  213.7    $ 231.3     $  357.4
                                                  ==========  =========   ==========   ==========  =========   ==========
Weighted average common shares outstanding.......     93,152     94,008       93,524       93,152     94,008       93,524
                                                  ==========  =========   ==========
Incremental shares from assumed conversions:
    Options, performance-based stock awards
        and other employee awards................                                             517        869          626
                                                                                       ----------  ---------   ----------
Weighted average common shares and
    common share equivalents.....................                                          93,669     94,877       94,150
                                                                                       ==========  =========   ==========

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

                            COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20:  UNAUDITED QUARTERLY OPERATING RESULTS

                                                                                   2002 (by quarter)
                                                              -------------------------------------------------------------
                                                                   1               2               3               4
                                                              -------------   -------------   -------------  --------------
                                                                          (in millions, except per share data)
Revenues.....................................................   $   975.0       $  1,001.2      $   999.3      $   985.0
Cost of sales................................................       701.4            716.6          710.3          702.6
Selling and administrative expenses..........................       185.2            177.8          186.5          186.3
Nonrecurring charges.........................................         --               --             --            39.1
                                                              -------------   -------------   -------------  --------------
Operating earnings...........................................        88.4            106.8          102.5           57.0
Interest expense, net........................................        16.9             17.4           19.6           20.6
                                                              -------------   -------------   -------------  --------------
Income before income taxes...................................        71.5             89.4           82.9           36.4
Income tax expense...........................................        22.7             15.5           19.7            8.6
                                                              -------------   -------------   -------------  --------------
Net income...................................................   $    48.8       $     73.9      $    63.2      $    27.8
                                                              =============   =============   =============  ==============
Income per Common share
Basic........................................................   $     .52       $      .79      $     .68      $     .30
Diluted......................................................   $     .52       $      .78      $     .68      $     .30


                                                                                   2001 (by quarter)
                                                              -------------------------------------------------------------
                                                                   1               2               3               4
                                                              -------------   -------------   -------------  --------------
                                                                          (in millions, except per share data)
Revenues.....................................................   $ 1,095.1        $ 1,073.0      $ 1,051.8      $   989.6
Cost of sales................................................       768.9            744.7          730.5          699.8
Selling and administrative expenses..........................       199.5            186.0          175.3          168.9
Goodwill amortization........................................        14.8             15.3           15.3           15.3
Nonrecurring charges.........................................         --               --             --            74.1
                                                              -------------   -------------   -------------  --------------
Operating earnings...........................................       111.9            127.0          130.7           31.5
Interest expense, net........................................        25.1             22.4           18.8           18.4
                                                              -------------   -------------   -------------  --------------
Income from continuing operations before income taxes........        86.8            104.6          111.9           13.1
Income tax expense (benefit).................................        30.4             36.6           37.6          (49.5)
                                                              -------------   -------------   -------------  --------------
Income from continuing operations............................        56.4             68.0           74.3           62.6
Charge related to discontinued operations....................         --               --              --          (30.0)
                                                              -------------   -------------   -------------  --------------
Net income...................................................   $    56.4        $    68.0      $    74.3      $    32.6
                                                              =============   =============   =============  ==============

Income per Common share
Basic:
Income from continuing operations ...........................   $     .60        $     .72      $     .79      $     .67
Charge from discontinued operations..........................         --               --             --            (.32)
                                                              -------------   -------------   -------------  --------------
Net income...................................................   $     .60        $     .72      $     .79      $     .35
                                                              =============   =============   =============  ==============
Diluted:
Income from continuing operations............................   $     .60        $     .72      $     .78      $     .66
Charge from discontinued operations..........................         --               --              --           (.32)
                                                              -------------   -------------   -------------  --------------
Net income...................................................   $     .60        $     .72      $     .78      $     .34
                                                              =============   =============   =============  ==============

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 21:  CONSOLIDATING FINANCIAL INFORMATION

Cooper fully and unconditionally guarantees the registered debt securities of Cooper Ohio, a wholly owned indirect subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Cooper Ohio are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class A and Class B common shares are accounted for using the cost method.

                         CONSOLIDATING INCOME STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002
                                  (in millions)

                                                              Cooper           Other       Consolidating
                                             Cooper            Ohio        Subsidiaries     Adjustments        Total
                                         -------------     --------------   -------------  ------------     ------------

Revenues..............................          $   --            $ 280.1        $3,700.8       $ (20.4)        $3,960.5
Cost of sales.........................              --              172.1         2,679.2         (20.4)         2,830.9
Selling and administrative expenses...             2.9               83.9           649.0            --            735.8
Nonrecurring charges..................              --                5.7            33.4            --             39.1
Interest expense, net.................             0.1               53.2            21.2            --             74.5
Equity in earnings of subsidiaries,
     net of tax.......................           113.6              338.3             2.7        (454.6)              --
Intercompany income (expense)........             66.0             (383.4)          318.2          (0.8)              --
                                         -------------     --------------   -------------  ------------     ------------
     Income (loss) before income taxes           176.6              (79.9)          638.9        (455.4)           280.2
Income tax expense (benefit)..........              --             (120.5)          187.0            --             66.5
                                         -------------     --------------   -------------  ------------     ------------
    Net income........................          $176.6            $  40.6        $  451.9       $(455.4)        $  213.7
                                         =============     ==============   =============  ============     ============


                          YEAR ENDED DECEMBER 31, 2001
                                  (in millions)

                                                              Cooper           Other       Consolidating
                                             Cooper            Ohio        Subsidiaries     Adjustments        Total
                                         --------------    --------------  --------------  --------------   ------------
Revenues.................................      $    --          $ 308.0        $3,920.4          $  (18.9)      $4,209.5
Cost of sales............................           --            188.4         2,774.4             (18.9)       2,943.9
Selling and administrative expenses......           --             84.2           645.5                --          729.7
Goodwill amortization....................           --              1.3            59.4                --           60.7
Nonrecurring charges.....................           --             53.7            20.4                --           74.1
Interest expense, net....................           --             63.2            21.5                --           84.7
Equity in earnings of subsidiaries,
   net of tax............................           --            333.1              --            (333.1)            --
Intercompany income (expense)............           --           (123.2)          123.2                --             --
                                         -------------     ------------    ------------    --------------   ------------
   Income from continuing operations
     before income taxes.................           --            127.1           522.4            (333.1)         316.4
Income tax expense (benefit).............           --           (134.2)          189.3                --           55.1
                                         -------------     ------------    ------------    --------------   ------------
Income from continuing operations........           --            261.3           333.1            (333.1)         261.3
Charge related to discontinued
   operations, net of income taxes.......           --            (30.0)             --                --          (30.0)
                                         -------------     ------------    ------------    --------------   ------------
   Net income............................      $    --          $ 231.3        $  333.1          $ (333.1)      $  231.3
                                         =============     ============    ============    ==============   ============

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                         CONSOLIDATING INCOME STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000
                                  (in millions)

                                                             Cooper           Other       Consolidating
                                             Cooper           Ohio        Subsidiaries     Adjustments         Total
                                         --------------- --------------- ---------------  --------------    -----------

Revenues.................................      $      --       $  301.1        $4,179.4        $  (20.6)       $4,459.9
Cost of sales............................             --          179.7         2,859.2           (20.6)        3,018.3
Selling and administrative expenses......             --           83.6           649.3              --           732.9
Goodwill amortization....................             --            1.3            57.2              --            58.5
Interest expense, net....................             --           91.7             8.6              --           100.3
Equity in earnings of subsidiaries,
    net of tax...........................             --          370.5              --          (370.5)             --
Intercompany income (expense)............             --           21.2           (21.2)             --              --
                                         --------------- --------------  --------------   -------------     -----------
    Income before income taxes...........             --          336.5           583.9          (370.5)          549.9
Income tax expense (benefit).............             --          (20.9)          213.4              --           192.5
                                         --------------- --------------  --------------   -------------     -----------
    Net income...........................      $      --       $  357.4        $  370.5        $ (370.5)       $  357.4
                                         =============== ==============  ==============   =============     ===========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2002
                                  (in millions)

                                                              Cooper            Other       Consolidating
                                             Cooper            Ohio         Subsidiaries     Adjustments        Total
                                         ---------------- ---------------  --------------  --------------   --------------
Cash and cash equivalents................   $       33.9     $      244.3    $       23.8    $        --      $    302.0
Receivables..............................            0.2             65.3           641.2             --           706.7
Intercompany receivables.................          462.9              --            252.0          (714.9)           --
Inventories..............................            --              19.9           560.6             --           580.5
Deferred income taxes and other
   current assets........................            1.0             71.9            26.9             --            99.8
                                         ---------------  ---------------  --------------  --------------   ------------
      Total current assets...............          498.0            401.4         1,504.5          (714.9)       1,689.0
                                         ---------------  ---------------  --------------  --------------   ------------
Property, plant and equipment, less
   accumulated depreciation..............            --              53.9           696.3             --           750.2
Goodwill.................................            --              41.4         1,954.8             --         1,996.2
Investment in subsidiaries...............        2,412.5          5,401.6           (31.7)       (7,782.4)           --
Investment in parent.....................            --           2,377.8             --         (2,377.8)           --
Intercompany notes receivable............            0.1             80.3         6,305.1        (6,385.5)           --
Deferred income taxes and other
   noncurrent assets.....................            --             204.2            48.3             --           252.5
                                         ---------------  ---------------  --------------  --------------   ------------
      Total assets.......................   $    2,910.6     $    8,560.6    $   10,477.3    $  (17,260.6)    $  4,687.9
                                         ===============    =============  ==============  ==============   ============


Short-term debt..........................   $       --       $        --     $        4.1    $        --      $      4.1
Accounts payable.........................           32.1             40.9           239.2             --           312.2
Accrued liabilities......................            0.7            200.7           288.0             --           489.4
Intercompany payables....................           --              714.9             --           (714.9)           --
Current maturities of long-term debt.....           --              153.2             0.6             --           153.8
                                         ---------------  ---------------  --------------  --------------   ------------
      Total current liabilities..........           32.8          1,109.7           531.9          (714.9)         959.5
                                         ---------------  ---------------  --------------  --------------   ------------
Long-term debt...........................            --             933.4           347.3             --         1,280.7
Intercompany notes payable...............            --           4,751.8         1,633.7        (6,385.5)           --
Other long-term liabilities..............            --             295.1           150.2             --           445.3
                                         ---------------  ---------------  --------------  --------------   ------------
      Total liabilities..................           32.8          7,090.0         2,663.1        (7,100.4)       2,685.5
                                         ---------------  ---------------  --------------  --------------   ------------
Class A common stock.....................            0.9              --              --              --             0.9
Class B common stock.....................            0.6              --              --             (0.6)           --
Subsidiary common stock..................            --               --            141.0          (141.0)           --
Capital in excess of par value...........        2,799.1              0.5         7,035.6        (9,412.5)         422.7
Retained earnings........................          112.1          1,635.6           890.0          (893.5)       1,744.2
Accumulated other nonowner changes
   in equity.............................          (34.9)          (165.5)         (252.4)          287.4         (165.4)
                                         ---------------  ---------------  --------------  --------------   ------------
      Total shareholders' equity.........        2,877.8          1,470.6         7,814.2       (10,160.2)       2,002.4
                                         ---------------  ---------------  --------------  --------------   ------------
      Total liabilities and
         shareholders' equity............   $    2,910.6     $    8,560.6    $   10,477.3    $  (17,260.6)    $  4,687.9
                                         ===============    =============  ==============  ==============   ============

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                  (in millions)

                                                              Cooper           Other       Consolidating
                                             Cooper            Ohio        Subsidiaries     Adjustments        Total
                                         ---------------    -------------  --------------  --------------   --------------

Cash and cash equivalents................   $        --      $        2.8    $        8.7    $      --        $     11.5
Receivables..............................            --              74.2           702.9           --             777.1
Intercompany receivables.................            --               --            561.9        (561.9)             --
Inventories..............................            --              27.1           643.8           --             670.9
Deferred income taxes and other
   current assets........................            --             133.2            58.5           --             191.7
                                         --------------     -------------  --------------  ------------     ------------
     Total current assets................            --             237.3         1,975.8        (561.9)         1,651.2
                                         --------------     -------------  --------------  ------------     ------------
Property, plant and equipment, less
   accumulated depreciation..............            --              65.3           761.5           --             826.8
Goodwill.................................            --              41.4         1,917.3           --           1,958.7
Investment in subsidiaries...............            --           7,464.2             --       (7,464.2)             --
Intercompany notes receivable............            --              79.6         3,969.0      (4,048.6)             --
Deferred income taxes and other
   noncurrent assets.....................            --             178.2            (3.5)          --             174.7
                                         --------------     -------------  --------------  ------------     ------------
     Total assets........................   $        --      $    8,066.0    $    8,620.1    $(12,074.7)      $  4,611.4
                                         ==============     =============  ==============  ============     ============


Short-term debt..........................   $        --      $       62.0    $       70.9    $      --        $    132.9
Accounts payable.........................            --             118.4           283.0           --             401.4
Accrued liabilities......................            --             241.9           269.0           --             510.9
Intercompany payables....................            --             561.9             --         (561.9)             --
Current maturities of long-term debt.....            --              60.2             0.7           -               60.9
                                         --------------     -------------  --------------  ------------     ------------
     Total current liabilities...........            --           1,044.4           623.6        (561.9)         1,106.1
                                         --------------     -------------  --------------  ------------     ------------
Long-term debt...........................            --             799.6           307.4           --           1,107.0
Intercompany notes payable...............            --           3,969.0            79.6      (4,048.6)             --
Other long-term liabilities..............            --             229.8           145.3           --             375.1
                                         --------------     -------------  --------------  ------------     ------------
     Total liabilities...................            --           6,042.8         1,155.9      (4,610.5)         2,588.2
                                         --------------     -------------  --------------  ------------     ------------
Common stock.............................            --             615.0           141.0        (141.0)           615.0
Capital in excess of par value...........            --             646.0         6,420.8      (6,420.8)           646.0
Retained earnings........................            --           2,325.0         1,112.3      (1,112.3)         2,325.0
Common stock held in treasury, at cost...            --          (1,435.0)            --            --          (1,435.0)
Accumulated other nonowner changes
   in equity.............................            --            (127.8)         (209.9)        209.9           (127.8)
                                         --------------     -------------  --------------  ------------     ------------
     Total shareholders' equity..........            --           2,023.2         7,464.2      (7,464.2)         2,023.2
                                         --------------     -------------  --------------  ------------     ------------
     Total liabilities and shareholders'
        equity...........................   $        --      $    8,066.0    $    8,620.1    $(12,074.7)      $  4,611.4
                                         ==============     =============  ==============  ============     ============

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002
                                  (in millions)

                                                              Cooper            Other       Consolidating
                                             Cooper            Ohio          Subsidiaries     Adjustments        Total
                                         ---------------- ----------------  --------------  --------------  --------------
Net cash provided by (used in)
  operating activities...................    $      29.7      $    (223.9)    $     674.0     $       --       $  479.8

Cash flows from investing activities:
  Capital expenditures...................            --              (6.1)          (67.7)            --          (73.8)
  Investments in affiliates..............            --             (34.0)            --             34.0           --
  Loans to affiliates....................           (0.1)            (0.7)          (29.2)           30.0           --
  Dividends from subsidiaries............           67.0              7.4             --            (74.4)          --
  Other..................................            --               2.3            18.6             --           20.9
                                         ---------------  ---------------   -------------    ------------   -----------
    Net cash provided by (used in)
        investing activities.............           66.9            (31.1)          (78.3)          (10.4)        (52.9)

Cash flows from financing activities:
  Proceeds from issuances of debt........            --             575.0            33.3             --          608.3
  Repayments of debt.....................            --            (380.4)         (133.1)            --         (513.5)
  Borrowings from affiliates.............            --              29.2             0.8           (30.0)          --
  Other intercompany financing activities            1.7            435.6          (437.3)            --            --
  Dividends..............................          (64.4)           (65.3)            --              --         (129.7)
  Dividends paid to affiliates...........            --               --            (74.4)           74.4           --
  Acquisition of treasury shares.........            --             (37.9)            --              --          (37.9)
  Subsidiary purchase of parent shares...            --             (56.4)            --              --          (56.4)
  Issuance of stock......................            --               --             34.0           (34.0)          --
  Employee stock plan activity and other.            --              (3.3)            --              --           (3.3)
                                         ---------------  ---------------   -------------    ------------   -----------
    Net cash provided by (used in)
       financing activities..............          (62.7)           496.5          (576.7)           10.4        (132.5)
  Effect of exchange rate changes on
    cash and cash equivalents............            --               --             (3.9)            --           (3.9)
                                         ---------------  ---------------   -------------    ------------   -----------
  Increase in cash and cash equivalents..           33.9            241.5            15.1             --          290.5
  Cash and cash equivalents, beginning
    of period............................            --               2.8             8.7             --           11.5
                                         ---------------  ---------------   -------------    ------------   -----------
  Cash and cash equivalents, end of
    period...............................   $       33.9     $      244.3    $       23.8    $        --      $   302.0
                                         ===============  ===============   =============    ============   ===========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                  (in millions)

                                                              Cooper             Other       Consolidating
                                             Cooper            Ohio          Subsidiaries     Adjustments        Total
                                         ---------------- ----------------  --------------  ---------------  -------------
Net cash provided by (used in)
  operating activities...................   $       --        $    (110.1)    $     532.5     $       --      $    422.4

Cash flows from investing activities:
  Capital expenditures...................           --              (13.9)         (101.2)            --          (115.1)
  Investments in affiliates..............           --             (298.5)            --            298.5            --
  Loans to affiliates....................           --                9.7          (292.2)          282.5            --
  Dividends from subsidiaries............           --               16.8             --            (16.8)           --
  Other..................................           --                --             16.5             --            16.5
                                         ---------------- ----------------  --------------  ---------------  -------------
    Net cash used in investing activities           --             (285.9)         (376.9)          564.2          (98.6)

Cash flows from financing activities:
  Proceeds from issuances of debt........           --              130.0             6.9             --           136.9
  Repayments of debt.....................           --             (332.1)          (11.1)            --          (343.2)
  Borrowings from affiliates.............           --              292.2            (9.7)         (282.5)           --
  Other intercompany financing activities           --              441.0          (441.0)            --             --
  Dividends..............................           --             (131.3)            --              --          (131.3)
  Dividends paid to parent...............           --                --            (16.8)           16.8            --
  Acquisition of treasury shares.........           --              (42.0)            -               --           (42.0)
  Issuance of stock......................           --                --            298.5          (298.5)           --
  Employee stock plan activity and other.           --               41.0             --              --            41.0
                                         ---------------- ----------------  --------------  ---------------  -------------
    Net cash provided by (used in)
     financing activities................           --              398.8          (173.2)         (564.2)        (338.6)
  Effect of exchange rate changes on
    cash and cash equivalents............           --                --             (0.1)            --            (0.1)
                                         ---------------- ----------------  --------------  ---------------  -------------
  Increase (decrease) in cash and cash
    equivalents..........................           --                2.8           (17.7)            --           (14.9)
  Cash and cash equivalents, beginning
    of year..............................           --                --             26.4             --            26.4
                                         ---------------- ----------------  --------------  ---------------  -------------
  Cash and cash equivalents, end of year.   $       --       $        2.8    $        8.7     $       --      $     11.5
                                         ================ ================  ==============  ===============  =============

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                  (in millions)

                                                                 Cooper           Other       Consolidating
                                             Cooper               Ohio        Subsidiaries     Adjustments       Total
                                         -------------      --------------   -------------   --------------   -----------
Net cash provided by (used in)
  operating activities...................   $       --        $     (30.8)    $   533.4       $       --      $    502.6

Cash flows from investing activities:
  Cash paid for acquired businesses......           --                --         (580.4)              --          (580.4)
  Capital expenditures...................           --              (18.3)       (156.6)              --          (174.9)
  Loans to affiliates....................           --               24.9        (232.1)            207.2            --
  Dividends from subsidiaries............           --               31.5           --              (31.5)           --
  Other..................................           --               (5.0)         16.4               5.0           16.4
                                         -------------      -------------    ----------       -----------     ----------
    Net cash provided by (used in)
      investing activities...............           --               33.1        (952.7)            180.7         (738.9)

Cash flows from financing activities:
  Proceeds from issuances of debt........           --              615.8         262.7               --           878.5
  Repayments of debt.....................           --             (473.3)         (1.6)              --          (474.9)
  Borrowings from affiliates.............           --              232.1         (24.9)           (207.2)           --
  Other intercompany financing
    activities...........................           --             (211.7)        211.7               --             --
  Dividends..............................           --             (130.6)          --                --          (130.6)
  Dividends paid to parent...............           --                --          (31.5)             31.5            --
  Acquisition of treasury shares.........           --              (39.3)          --                --           (39.3)
  Employee stock plan activity and other.           --                1.9           5.0              (5.0)           1.9
                                         -------------      -------------    ----------       -----------     ----------
    Net cash provided by (used in)
    financing activities.................           --               (5.1)        421.4            (180.7)         235.6
  Effect of exchange rate changes on
    cash and cash equivalents............           --                --            0.2               --             0.2
                                         -------------      -------------    ----------       -----------     ----------
  Increase (decrease) in cash and cash
    equivalents..........................           --               (2.8)          2.3               --            (0.5)
  Cash and cash equivalents, beginning
    of year..............................           --                2.8          24.1               --            26.9
                                         -------------      -------------    ----------       -----------     ----------
  Cash and cash equivalents, end of year.   $       --       $        --     $     26.4       $       --      $     26.4
                                         =============      =============    ==========       ===========     ==========