Form 10-K/A
period 2002-12-31
COOPER INDUSTRIES LTD
filed 2003-02-26
CIK 1141982

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
         -------------------                          -------------------
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

         NUMBER OF REGISTRANT'S COMMON SHARES OUTSTANDING AS OF JANUARY 31, 2003 - 91,673,679 PUBLICLY TRADED CLASS A COMMON SHARES, 1,573,124 CLASS A COMMON SHARES THAT ARE HELD BY THE ISSUER'S SUBSIDIARY, COOPER INDUSTRIES, INC. AND 56,879,215 CLASS B COMMON SHARES THAT ARE HELD BY COOPER INDUSTRIES, INC.

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


                             COOPER INDUSTRIES, LTD.


Date:    February 26, 2003                By:     /s/ H. JOHN RILEY, JR.
                                               -------------------------------
                                               (H. John Riley, Jr., Chairman,
                                               President and Chief Executive
                                               Officer)

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


*H. LEE SCOTT                                             Director                                February 26, 2003
------------------------------------------
(H. Lee Scott)


*DAN F. SMITH                                             Director                                February 26, 2003
------------------------------------------
(Dan F. Smith)


*GERALD B. SMITH                                          Director                                February 26, 2003
------------------------------------------
(Gerald B. Smith)


*JAMES R. WILSON                                          Director                                February 26, 2003
------------------------------------------
(James R. Wilson)



* By   /s/ DIANE K. SCHUMACHER
     --------------------------------------
  (Diane K. Schumacher, as Attorney-In-Fact
  for each of the persons indicated)
