Form 10-Q
period 2003-03-31
COOPER INDUSTRIES LTD
filed 2003-05-13
CIK 1141982

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

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

Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [ ]

Number of registrant's common stock outstanding as of April 30, 2003 was 91,830,173 Class A common shares that are held by the public, 1,429,408 Class A common shares that are held by the issuer's subsidiary, Cooper Industries, Inc., and 56,879,215 Class B common shares that are held by Cooper Industries, Inc.

         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, LTD.
                         CONSOLIDATED INCOME STATEMENTS

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                            ------------------------------
                                                                                                2003              2002
                                                                                            ------------      ------------
                                                                                            (in millions, where applicable)
Revenues................................................................................    $      957.8      $      975.0
Cost of sales...........................................................................           674.7             701.4
Selling and administrative expenses.....................................................           192.3             185.2
                                                                                            ------------      ------------
    Operating earnings..................................................................            90.8              88.4
Interest expense, net...................................................................            20.1              16.9
                                                                                            ------------      ------------
    Income before income taxes..........................................................            70.7              71.5
Income taxes............................................................................            14.1              22.7
                                                                                            ------------      ------------
    Net income..........................................................................    $       56.6      $       48.8
                                                                                            ============      ============

Income per common share:
    Basic...............................................................................    $        .62      $        .52
                                                                                            ============      ============
    Diluted.............................................................................    $        .61      $        .52
                                                                                            ============      ============

Cash dividends per common share.........................................................    $        .35      $        .35
                                                                                            ============      ============

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,          DECEMBER 31,
                                                                                          2003                2002
                                                                                      ------------         ------------
                                                                                                (in millions)
                                      ASSETS
Cash and cash equivalents........................................................     $       71.3          $     302.0
Receivables......................................................................            712.1                706.7
Inventories......................................................................            630.1                580.5
Deferred income taxes and other current assets...................................            154.4                 99.8
                                                                                      ------------          -----------
         Total current assets....................................................          1,567.9              1,689.0
                                                                                      ------------          -----------
Property, plant and equipment, less accumulated depreciation.....................            735.5                750.2
Goodwill.........................................................................          1,994.1              1,996.2
Deferred income taxes and other noncurrent assets................................            239.9                252.5
                                                                                      ------------          -----------
         Total assets............................................................     $    4,537.4          $   4,687.9
                                                                                      ============          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt..................................................................     $        4.4          $       4.1
Accounts payable.................................................................            342.4                312.2
Accrued liabilities..............................................................            448.3                489.4
Current maturities of long-term debt.............................................              3.5                153.8
                                                                                      ------------          -----------
         Total current liabilities...............................................            798.6                959.5
                                                                                      ------------          -----------
Long-term debt...................................................................          1,275.6              1,280.7
Postretirement benefits other than pensions......................................            186.9                189.1
Other long-term liabilities......................................................            255.6                256.2
                                                                                      ------------          -----------
         Total liabilities.......................................................          2,516.7              2,685.5
                                                                                      ------------          -----------
Common stock, $.01 par value ....................................................              0.9                  0.9
Capital in excess of par value...................................................            425.1                422.7
Retained earnings................................................................          1,768.7              1,744.2
Accumulated other nonowner changes in equity.....................................           (174.0)              (165.4)
                                                                                      ------------          -----------
         Total shareholders' equity..............................................          2,020.7              2,002.4
                                                                                      ------------          -----------
         Total liabilities and shareholders' equity..............................     $    4,537.4          $   4,687.9
                                                                                      ============          ===========

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                  -----------------------------------
                                                                                        2003                 2002
                                                                                  ---------------        ------------
                                                                                               (in millions)
Cash flows from operating activities:
    Net income..................................................................  $          56.6        $       48.8

Adjustments to reconcile to net cash provided by (used in) operating activities:
    Depreciation and amortization...............................................             30.7                30.0
    Deferred income taxes.......................................................             31.8                 6.0
    Restructuring charge payments...............................................             (5.2)               (2.4)
    Changes in assets and liabilities: (1)
      Receivables...............................................................             (3.2)                0.1
      Inventories...............................................................            (48.4)               12.4
      Accounts payable and accrued liabilities..................................             (1.3)              (62.3)
      Other assets and liabilities, net.........................................            (71.3)               13.2
                                                                                  ---------------        ------------
              Net cash provided by (used in) operating activities...............            (10.3)               45.8

Cash flows from investing activities:
    Capital expenditures........................................................            (19.4)              (14.5)
    Cash paid for acquired businesses...........................................                -                (1.1)
    Proceeds from sales of property, plant and equipment and other..............              3.9                (0.2)
                                                                                  ---------------        ------------
              Net cash used in investing activities.............................            (15.5)              (15.8)

Cash flows from financing activities:
    Proceeds from issuances of debt.............................................              0.3                33.3
    Repayments of debt..........................................................           (166.7)               (0.4)
    Dividends...................................................................            (32.1)              (32.7)
    Acquisition of treasury shares..............................................                -               (34.5)
    Subsidiary purchase of parent shares........................................             (5.4)                  -
    Activity under employee stock plans and other...............................              0.4                 0.5
                                                                                  ---------------        ------------
              Net cash used in financing activities.............................           (203.5)              (33.8)
Effect of exchange rate changes on cash and cash equivalents....................             (1.4)               (0.2)
                                                                                  ---------------        ------------
Increase (decrease) in cash and cash equivalents................................           (230.7)               (4.0)
Cash and cash equivalents, beginning of period..................................            302.0                11.5
                                                                                  ---------------        ------------
Cash and cash equivalents, end of period........................................  $          71.3        $        7.5
                                                                                  ===============        ============

(1)  Net of the effects of acquisitions and translation.

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           ACCOUNTING POLICIES

         Basis of Presentation - The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company ("Cooper"), have been prepared in accordance with generally accepted accounting principles in the United States. Cooper is the parent company of Cooper Industries, Inc., an Ohio corporation ("Cooper Ohio"), following a corporate reorganization ("the reorganization") that became effective on May 22, 2002. The reorganization was effected through the merger of Cooper Mergerco, Inc., an Ohio corporation, into Cooper Ohio. Cooper Ohio was the surviving company in the merger and became an indirect, wholly-owned subsidiary of Cooper. All outstanding shares of Cooper Ohio common stock were automatically converted to Cooper Class A common shares. Cooper and its subsidiaries continue to conduct the business previously conducted by Cooper Ohio and its subsidiaries. The reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in changes in the historical consolidated carrying amounts of assets, liabilities and shareholders' equity.

         The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2002 included in Part IV of Cooper's 2002 Annual Report on Form 10-K.

NOTE 2.           STOCK-BASED COMPENSATION

         Under Cooper stock option plans, officers, directors and key employees may be granted options to purchase Cooper's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable ratably over a three-year period commencing one year from the grant date and have a maximum term of ten years. The plans also provide for the granting of performance-based stock awards and restricted stock awards to certain key executives that vest over periods ranging from three to five years. Cooper also has an Employee Stock Purchase Plan which provides employees an option to purchase common stock at a price that is the lesser of 85% of the market value on the offering date or 85% of the market value on the purchase date.

         Effective January 1, 2003, Cooper adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended. Cooper utilized the prospective method of adoption. Cooper accounts for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB No. 25"). SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. During the first quarter of 2003, Cooper granted five-year options to purchase 1,390,100 shares of common stock to officers and employees at the market price on the grant date. The fair value on the grant date was estimated using the Black-Scholes option-pricing model. In addition, Cooper granted 111,000 restricted stock awards and up to 283,500 performance-based awards to officers with vesting contingent on cumulative earnings per share growth. The fair value of the restricted stock and performance-based awards was measured at the market price on the grant date. During the first quarter of 2003, total expense for stock-based compensation was $2.1 million and for the first quarter of 2002 total expense was $0.

         The following table presents pro forma income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                      ----------------------------------
                                                                                          2003                  2002
                                                                                      ------------         -------------
                                                                                                (in millions)
Net income, as reported.......................................................        $       56.6         $        48.8

Add: Stock-based employee compensation expense
    included in reported net income, net of related tax effects...............                 1.2                     -
Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects................................................                (4.7)                 (3.9)
                                                                                      ------------         -------------
Pro forma net income..........................................................        $       53.1         $        44.9
                                                                                      ============         =============

Earnings per share:
     Basic - as reported......................................................        $        .62         $         .52
     Basic - pro forma........................................................        $        .58         $         .48
     Diluted - as reported....................................................        $        .61         $         .52
     Diluted - pro forma......................................................        $        .58         $         .48

NOTE 3.           ACQUISITIONS

         During the first quarter of 2002, Cooper paid $1.1 million related to previously acquired businesses. The terms of a previous acquisition agreement provided for additional consideration to be paid if earnings of the acquired businesses exceeded certain targeted levels.

NOTE 4.           INVENTORIES

                                                                                    MARCH 31,          DECEMBER 31,
                                                                                      2003                 2002
                                                                                   -----------         ------------
                                                                                             (in millions)
Raw materials................................................................      $     180.1          $     184.3
Work-in-process..............................................................            117.3                 99.5
Finished goods...............................................................            424.0                389.1
Perishable tooling and supplies..............................................             21.3                 20.8
                                                                                   -----------          -----------
                                                                                         742.7                693.7
Allowance for excess and obsolete inventory..................................            (44.6)               (41.0)
Excess of current standard costs over LIFO costs.............................            (68.0)               (72.2)
                                                                                   -----------          -----------
           Net inventories...................................................      $     630.1          $     580.5
                                                                                   ===========          ===========

NOTE 5.           LONG-TERM DEBT

         At March 31, 2003, $225 million of Cooper Ohio's existing shelf registration to issue up to $500 million of debt securities remained available to be issued. Cooper did not renew its $375 million committed bank credit facility which matured April 30, 2003.

NOTE 6.           SHAREHOLDERS' EQUITY

         At March 31, 2003, 91,730,780 Class A common shares, $.01 par value were issued and outstanding (excluding the 1,516,636 Class A common shares held by Cooper Ohio discussed below) compared to 91,709,144 Class A common shares, $.01 par value (excluding the 1,519,214 Class A common shares held by Cooper
Ohio) at December 31, 2002. During the first quarter of 2003, Cooper issued 19,058 Class A common shares primarily in connection with employee benefit plans and Cooper's dividend reinvestment program. During the first quarter of 2003, Cooper Ohio purchased 152,500 Cooper Class A common shares for $5.4 million. The share purchases are recorded by Cooper Ohio as an investment in its parent company that is eliminated in consolidation. During the first quarter of 2003, 155,078 Cooper Class A common shares held by Cooper Ohio were issued primarily to satisfy the matching obligation under the Cooper Ohio Retirement Savings and Stock Ownership Plan, leaving 1,516,636 Cooper Class A common shares held by Cooper Ohio at March 31, 2003.

         Cooper Ohio also owns all the issued and outstanding Cooper Class B common shares. Cooper Ohio's investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Cooper Class A common shares, a like dividend shall be declared and paid on the Cooper Class B common shares in an equal amount per share. During the first quarter of 2003, Cooper Ohio waived its rights to receive the regular quarterly dividend of $.35 per share (or an aggregate of $20.4 million) from its parent, Cooper, on all shares held.

NOTE 7.           SEGMENT INFORMATION

                                                                   REVENUES                 OPERATING EARNINGS
                                                           ------------------------      ------------------------
                                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                  MARCH 31,                      MARCH 31
                                                           ------------------------      ------------------------
                                                             2003           2002            2003          2002
                                                           ---------      ---------      ----------    ----------
                                                                               (in millions)
Electrical Products...................................     $   804.2      $   819.5      $    100.3    $     91.8
Tools & Hardware......................................         153.6          155.5             6.5           5.3
                                                           ---------      ---------      ----------    ----------
   Total segments.....................................     $   957.8      $   975.0           106.8          97.1
                                                           =========      =========
General Corporate expense.............................                                         16.0           8.7
Interest expense, net.................................                                         20.1          16.9
                                                                                         ----------    ----------
Income before income taxes............................                                   $     70.7    $     71.5
                                                                                         ==========    ==========

NOTE 8.           INCOME TAXES

         Cooper's effective tax rate was 19.9% for the three months ended March 31, 2003 and 31.7% for the three months ended March 31, 2002, prior to the reorganization. The reconciliation between the income tax rate computed by applying the U.S. Federal statutory rate and the worldwide tax rate is presented below.

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ----------------------------
                                                                                  2003                   2002
                                                                                 -----                   ----
U.S. Federal statutory rate.........................................              35.0%                  35.0%
State and local income taxes........................................               2.5                    1.7
Non U.S. Operations.................................................             (15.9)                  (2.5)
Foreign Sales Corporation...........................................              (1.2)                  (0.9)
Tax credits.........................................................              (0.2)                  (0.1)
Other...............................................................              (0.3)                  (1.5)
                                                                                 -----                   ----
   Effective tax rate ..............................................              19.9%                  31.7%
                                                                                 =====                   ====

NOTE 9.           NET INCOME PER COMMON SHARE

                                                                    BASIC                        DILUTED
                                                           ------------------------      -----------------------
                                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                  MARCH 31,                     MARCH 31,
                                                           ------------------------      -----------------------
                                                             2003           2002           2003           2002
                                                           ---------      ---------      ---------     ---------
                                                                               (in millions)
Net income applicable to common stock.................     $    56.6      $    48.8      $    56.6     $    48.8
                                                           =========      =========      =========     =========
Weighted average common shares outstanding............          92.0           93.9           92.0          93.9
                                                           =========      =========
Incremental shares from assumed conversions:

    Options, performance-based stock
      awards and other employee awards................                                         0.4           0.6
                                                                                         ---------     ---------
Weighted average common shares
    and common share equivalents......................                                        92.4          94.5
                                                                                         =========     =========

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 10.          NET INCOME AND OTHER NONOWNER CHANGES IN EQUITY

         The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         ------------------------------
                                                                                            2003               2002
                                                                                         -----------        -----------
                                                                                                 (in millions)
Net income........................................................................       $      56.6        $      48.8
Foreign currency translation losses...............................................              (8.5)              (5.2)
Change in fair value of derivatives...............................................              (0.1)               0.3
                                                                                         -----------        -----------
Net income and other nonowner changes in equity...................................       $      48.0        $      43.9
                                                                                         ===========        ===========

NOTE 11.          RESTRUCTURING CHARGES

         During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper's workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management's ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets will be sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which is non-cash). Of this amount, $24.0 million ($11.0 million of which is non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate.

         The following table reflects activity related to the fourth quarter 2002 restructuring charge.

                                                                                                          FACILITIES
                                                            NUMBER OF                ACCRUED              CLOSURE AND
                                                            EMPLOYEES               SEVERANCE           RATIONALIZATION
                                                            ---------               ---------           ---------------
                                                                                            ($ in millions)
2002 Restructuring charge.........................            1,206                  $   18.3               $   20.8
Asset write-offs..................................                -                         -                  (15.0)
Employees terminated..............................             (184)                        -                      -
Cash expenditures.................................                -                      (2.1)                     -
                                                              -----                  --------               --------
Balance at December 31, 2002......................            1,022                      16.2                    5.8
Employees terminated..............................             (220)                        -                      -
Cash expenditures.................................                -                      (4.9)                  (0.3)
                                                              -----                  --------               --------
Balance at March 31, 2003.........................              802                  $   11.3               $    5.5
                                                              =====                  ========               ========

         A total of 435 salaried and 771 hourly positions are scheduled to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions will be replaced ultimately as a result of Cooper's ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities will be initiated by the end of 2003 and are scheduled to be substantially completed by the end of 2004.

         See "Restructuring Charges" in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

NOTE 12.          ASBESTOS LIABILITIES

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2003, a total of 103,301 Abex Claims were filed, of which 35,941 claims have been resolved leaving 67,360 Abex Claims pending at March 31, 2003, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2003, 168 claims were filed and 3,950 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,368 before insurance. A total of $40.4 million was spent on defense costs for the period August 28, 1998 through March 31, 2003. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. During the first quarter, negotiations took place that resulted in the settlements of several blocks of cases totaling approximately 13,400 claims early in the second quarter of 2003. Including these settlements, the average indemnity for Abex claims resolved since August 28, 1998 is $1,075.

         With the assistance of independent advisors, Bates White & Ballentine, LLC, in the fourth quarter of 2001 Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White & Ballentine, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on the advisor's data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At March 31, 2003, the accrual for potential liabilities related to the Federal-Mogul bankruptcy was $85.1 million.

NOTE 13.          CONSOLIDATING FINANCIAL INFORMATION

         Cooper fully and unconditionally guarantees the registered debt securities of Cooper Ohio, a wholly-owned indirect subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Cooper Ohio are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class A and Class B common shares are accounted for using the cost method.

                         CONSOLIDATING INCOME STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003
                                  (in millions)

                                                            COOPER            OTHER        CONSOLIDATING
                                            COOPER           OHIO          SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ----------       ------------    -------------      ---------
Revenues..............................    $        -      $     67.4       $      896.7     $     (6.3)       $   957.8
Cost of sales.........................             -            44.1              636.9           (6.3)           674.7
Selling and administrative expenses...           2.1            23.9              166.3              -            192.3
Interest expense, net.................             -            15.0                5.1              -             20.1
Equity in earnings of subsidiaries,
     net of tax.......................          59.0            86.8               13.8         (159.6)               -
Intercompany income (expense).........             -          (103.2)             103.5           (0.3)               -
                                          ----------      ----------       ------------     ----------        ---------
     Income (loss) before income taxes          56.9           (32.0)             205.7         (159.9)            70.7
Income tax expense (benefit)..........             -           (45.8)              59.9              -             14.1
                                          ----------      ----------       ------------     ----------        ---------
    Net income........................    $     56.9      $     13.8       $      145.8     $   (159.9)       $    56.6
                                          ==========      ==========       ============     ==========        =========

                         CONSOLIDATING INCOME STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                  (in millions)

                                                            COOPER            OTHER        CONSOLIDATING
                                            COOPER           OHIO          SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ----------       ------------    -------------      ---------
Revenues..............................    $        -      $     66.3       $      913.0     $     (4.3)       $   975.0
Cost of sales.........................             -            42.0              663.7           (4.3)           701.4
Selling and administrative expenses...             -            21.5              163.7              -            185.2
Interest expense, net.................             -            11.8                5.1              -             16.9
Equity in earnings of subsidiaries,
     net of tax.......................             -            85.6                  -          (85.6)               -
Intercompany income (expense) ........             -           (51.0)              51.0              -                -
                                          ----------      ----------       ------------     ----------        ---------
     Income before income taxes.......             -            25.6              131.5          (85.6)            71.5
Income tax expense (benefit)..........             -           (23.2)              45.9              -             22.7
                                          ----------      ----------       ------------     ----------        ---------
    Net income........................    $        -      $     48.8       $       85.6     $    (85.6)       $    48.8
                                          ==========      ==========       ============     ==========        =========

                          CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2003
                                  (in millions)

                                                               COOPER           OTHER        CONSOLIDATING
                                             COOPER             OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                            ---------       ------------     ------------    -------------     ----------
Cash and cash equivalents.................  $     1.4       $       33.0     $       36.9     $          -     $     71.3
Receivables...............................          -               69.7            642.4                -          712.1
Intercompany receivables..................      463.4                  -            368.9           (832.3)             -
Inventories...............................          -               19.3            610.8                -          630.1
Deferred income taxes and
   other current assets...................        0.6              137.2             16.6                -          154.4
                                            ---------       ------------     ------------     ------------     ----------
       Total current assets...............      465.4              259.2          1,675.6           (832.3)       1,567.9
                                            ---------       ------------     ------------     ------------     ----------
Property, plant and equipment, less
   accumulated depreciation...............          -               55.7            679.8                -          735.5
Goodwill..................................          -               41.4          1,952.7                -        1,994.1
Investment in subsidiaries................    2,463.0            5,475.5            (26.5)        (7,912.0)             -
Investment in parent......................          -            2,377.3                -         (2,377.3)             -
Intercompany notes receivable.............        0.1               79.3          6,305.1         (6,384.5)             -
Deferred income taxes and other
   noncurrent assets......................          -              203.5             36.4                -          239.9
                                            ---------       ------------     ------------     ------------     ----------
       Total assets.......................  $ 2,928.5       $    8,491.9     $   10,623.1     $  (17,506.1)    $  4,537.4
                                            =========       ============     ============     ============     ==========


Short-term debt...........................  $       -       $          -     $        4.4     $          -     $      4.4
Accounts payable..........................       32.4               34.5            275.5                -          342.4
Accrued liabilities.......................        0.4              186.8            261.1                -          448.3
Intercompany payables.....................          -              832.3                -           (832.3)             -
Current maturities of long-term debt......          -                3.1              0.4                -            3.5
                                            ---------       ------------     ------------     ------------     ----------
       Total current liabilities..........       32.8            1,056.7            541.4           (832.3)         798.6
                                            ---------       ------------     ------------     ------------     ----------
Long-term debt............................          -              917.0            358.6                -        1,275.6
Intercompany notes payable................          -            4,751.8          1,632.7         (6,384.5)             -
Other long-term liabilities...............          -              290.7            151.8                -          442.5
                                            ---------       ------------     ------------     ------------     ----------
       Total liabilities..................       32.8            7,016.2          2,684.5         (7,216.8)       2,516.7
                                            ---------       ------------     ------------     ------------     ----------
Class A common stock......................        0.9                  -                -                -            0.9
Class B common stock......................        0.6                  -                -             (0.6)             -
Subsidiary common stock...................          -                  -            141.0           (141.0)             -
Capital in excess of par value............    2,800.7                0.4          7,035.7         (9,411.7)         425.1
Retained earnings.........................      137.0            1,649.4          1,035.8         (1,053.5)       1,768.7
Accumulated other nonowner changes
   in equity..............................      (43.5)            (174.1)          (273.9)           317.5         (174.0)
                                            ---------       ------------     ------------     ------------     ----------
       Total shareholders' equity.........    2,895.7            1,475.7          7,938.6        (10,289.3)       2,020.7
                                            ---------       ------------     ------------     ------------     ----------
       Total liabilities and shareholders'
           equity.........................  $ 2,928.5       $    8,491.9     $   10,623.1     $  (17,506.1)    $  4,537.4
                                            =========       ============     ============     ============     ==========

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2002
                                  (in millions)

                                                                COOPER          OTHER       CONSOLIDATING
                                               COOPER            OHIO        SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                            ------------     ------------    ------------   -------------     ----------
Cash and cash equivalents................   $       33.9     $      244.3    $       23.8    $          -     $    302.0
Receivables..............................            0.2             65.3           641.2               -          706.7
Intercompany receivables.................          462.9                -           252.0          (714.9)             -
Inventories..............................              -             19.9           560.6               -          580.5
Deferred income taxes and other
   current assets........................            1.0             71.9            26.9               -           99.8
                                            ------------     ------------    ------------    ------------     ----------
      Total current assets...............          498.0            401.4         1,504.5          (714.9)       1,689.0
                                            ------------     ------------    ------------    ------------     ----------
Property, plant and equipment, less
   accumulated depreciation..............              -             53.9           696.3               -          750.2
Goodwill.................................              -             41.4         1,954.8               -        1,996.2
Investment in subsidiaries...............        2,412.5          5,401.6           (31.7)       (7,782.4)             -
Investment in parent.....................              -          2,377.8               -        (2,377.8)             -
Intercompany notes receivable............            0.1             80.3         6,305.1        (6,385.5)             -
Deferred income taxes and other
   noncurrent assets.....................              -            204.2            48.3               -          252.5
                                            ------------     ------------    ------------    ------------     ----------
      Total assets.......................   $    2,910.6     $    8,560.6    $   10,477.3    $  (17,260.6)    $  4,687.9
                                            ============     ============    ============    ============     ==========


Short-term debt..........................   $          -     $          -    $        4.1    $          -     $      4.1
Accounts payable.........................           32.1             40.9           239.2               -          312.2
Accrued liabilities......................            0.7            200.7           288.0               -          489.4
Intercompany payables....................              -            714.9               -          (714.9)             -
Current maturities of long-term debt.....              -            153.2             0.6               -          153.8
                                            ------------     ------------    ------------    ------------     ----------
      Total current liabilities..........           32.8          1,109.7           531.9          (714.9)         959.5
                                            ------------     ------------    ------------    ------------     ----------
Long-term debt...........................              -            933.4           347.3               -        1,280.7
Intercompany notes payable...............              -          4,751.8         1,633.7        (6,385.5)             -
Other long-term liabilities..............              -            295.1           150.2               -          445.3
                                            ------------     ------------    ------------    ------------     ----------
      Total liabilities..................           32.8          7,090.0         2,663.1        (7,100.4)       2,685.5
                                            ------------     ------------    ------------    ------------     ----------
Class A common stock.....................            0.9                -               -               -            0.9
Class B common stock.....................            0.6                -               -            (0.6)             -
Subsidiary common stock..................              -                -           141.0          (141.0)             -
Capital in excess of par value...........        2,799.1              0.5         7,035.6        (9,412.5)         422.7
Retained earnings........................          112.1          1,635.6           890.0          (893.5)       1,744.2
Accumulated other nonowner changes
   in equity.............................          (34.9)          (165.5)         (252.4)          287.4         (165.4)
                                            ------------     ------------    ------------    ------------     ----------
      Total shareholders' equity.........        2,877.8          1,470.6         7,814.2       (10,160.2)       2,002.4
                                            ------------     ------------    ------------    ------------     ----------
      Total liabilities and shareholders'
         equity..........................   $    2,910.6     $    8,560.6    $   10,477.3    $  (17,260.6)    $  4,687.9
                                            ============     ============    ============    ============     ==========

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003
                                  (in millions)

                                                                  COOPER             OTHER       CONSOLIDATING
                                                  COOPER           OHIO          SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                               ------------     -----------      ------------    -------------    ----------
Net cash provided by (used in)
  operating activities...................      $       (1.5)    $    (152.0)     $      143.2     $         -     $    (10.3)

Cash flows from investing activities:
  Capital expenditures...................                 -            (4.5)            (14.9)              -          (19.4)
  Loans to affiliates....................                 -             1.0                 -            (1.0)             -
  Other..................................                 -               -               3.9               -            3.9
                                               ------------     -----------      ------------     -----------     ----------
    Net cash used in investing activities                 -            (3.5)            (11.0)           (1.0)         (15.5)

Cash flows from financing activities:
  Proceeds from issuances of debt........                 -               -               0.3               -            0.3
  Repayments of debt.....................                 -          (166.6)             (0.1)              -         (166.7)
  Borrowings from affiliates.............                 -               -              (1.0)            1.0              -
  Other intercompany financing
    activities...........................               1.1           115.8            (116.9)              -              -
  Dividends..............................             (32.1)              -                 -               -          (32.1)
  Subsidiary purchase of parent shares                    -            (5.4)                -               -           (5.4)
  Employee stock plan activity and
    other................................                 -             0.4                 -               -            0.4
                                               ------------     -----------      ------------     -----------     ----------
    Net cash used in financing activities             (31.0)          (55.8)           (117.7)            1.0         (203.5)
Effect of exchange rate changes on
   cash and cash equivalents.............                 -               -              (1.4)              -           (1.4)
                                               ------------     -----------      ------------     -----------     ----------
Increase (decrease) in cash and cash
   equivalents...........................             (32.5)         (211.3)             13.1               -         (230.7)
Cash and cash equivalents, beginning
   of period.............................              33.9           244.3              23.8               -          302.0
                                               ------------     -----------      ------------     -----------     ----------
Cash and cash equivalents, end of
   period................................      $        1.4     $      33.0      $       36.9     $         -     $     71.3
                                               ============     ===========      ============     ===========     ==========

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                                  (in millions)

                                                                  COOPER            OTHER        CONSOLIDATING
                                                  COOPER           OHIO          SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                               ------------     -----------      ------------    -------------    ----------
Net cash provided by (used in)
   operating activities....................    $          -     $     (73.9)     $      119.7     $         -     $     45.8

Cash flows from investing activities:
  Capital expenditures.....................               -            (1.5)            (13.0)              -          (14.5)
  Loans to affiliates......................               -               -              (3.6)            3.6              -
  Other....................................               -               -              (1.3)              -           (1.3)
                                               ------------     -----------      ------------     -----------     ----------
    Net cash used in investing activities                 -            (1.5)            (17.9)            3.6          (15.8)

Cash flows from financing activities:
  Proceeds from issuances of debt..........               -               -              33.3               -           33.3
  Repayments of debt.......................               -            (0.1)             (0.3)              -           (0.4)
  Borrowings from affiliates...............               -             3.6                 -            (3.6)             -
  Other intercompany financing
    activities.............................               -           136.2            (136.2)              -              -
  Dividends................................               -           (32.7)                -               -          (32.7)
  Acquisition of treasury shares...........               -           (34.5)                -               -          (34.5)
  Employee stock plan activity and
    other..................................               -             0.5                 -               -            0.5
                                               ------------     -----------      ------------     -----------     ----------
    Net cash provided by (used in)
      financing activities.................               -            73.0            (103.2)           (3.6)         (33.8)
Effect of exchange rate changes on
  cash and cash equivalents................               -               -              (0.2)              -           (0.2)
                                               ------------     -----------      ------------     -----------     ----------
Decrease in cash and cash
  equivalents..............................               -            (2.4)             (1.6)              -           (4.0)
Cash and cash equivalents, beginning
  of period................................               -             2.8               8.7               -           11.5
                                               ------------     -----------      ------------     -----------     ----------
Cash and cash equivalents, end of
  period...................................    $          -     $       0.4      $        7.1     $         -     $      7.5
                                               ============     ===========      ============     ===========     ==========

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
                                   2002

         Net income for the first quarter of 2003 was $56.6 million on revenues of $957.8 million compared with 2002 first quarter net income of $48.8 million on revenues of $975.0 million. First quarter diluted earnings per share increased 17% to $.61 from $.52 in 2002.

REVENUES:

         Revenues for the first quarter of 2003 decreased 2% compared to the first quarter of 2002. The impact of foreign currency translation increased reported revenues by approximately 2% for the quarter.

         Revenues in the Company's Electrical Products segment declined 2% in the first quarter of 2003 compared with the prior year's first quarter, reflecting continued weakness in several of Cooper's key markets. Revenues in Cooper's North American lighting, wiring devices and support systems businesses were down slightly when compared to first quarter of 2002 due to continued soft commercial construction markets and reduced retail channel sales, primarily a result of customers adjusting inventory levels. The Company's power transmission and distribution equipment sales fell when compared to the 2002 first quarter impacted by the delay by many utilities of commitment to major capital projects. Modest improvements in selected industrial markets were reflected in revenue gains in the Company's hazardous duty and circuit protection businesses.

         Tools & Hardware segment revenues for the quarter decreased 1% from the first quarter of 2002. Hand tools sales were down compared with the prior year's first quarter due to lower demand in most markets, with the exception of the electronics channel which experienced modest growth. Power tools experienced growth in the industrial power tools market, while assembly equipment revenues were negatively affected by the timing of shipments. A weak U.S. Dollar increased total Tools & Hardware revenues during the quarter by approximately 3%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 70.4% for the first quarter of 2003 compared to 71.9% for the comparable 2002 quarter. The decrease in the cost of sales percentage was due primarily to the Company's continued cost reduction efforts to offset the impact of lower sales volumes.

         Electrical Products segment cost of sales, as a percentage of revenues, was 70.0% for the first quarter of 2003 compared to 71.8% for the first quarter of 2002. The decrease in the cost of sales percentage was primarily a result of aggressive manufacturing cost reduction actions. Tools & Hardware segment cost of sales, as a percentage of revenues, was 73.0% for the first quarter of 2003 compared to 74.6% for the first quarter of 2002. The decline in cost of sales percentage reflects the impact of cost cutting initiatives implemented to reduce the cost structure to be more closely aligned with current demand levels.

         Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2003 were 20.1% compared to 19.0% for the first quarter of 2002. The increase in the selling and administrative expenses percentage reflects the impact of lower revenues and continued investment in sales and marketing personnel and initiatives. Anticipated increases in medical costs, pension expenses, insurance premiums and charges for stock-based compensation also contributed to the overall increase.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first quarter of 2003 were 17.5% compared to 17.0% for the first quarter of 2002. The increase in selling and administrative expenses percentage is primarily due to a 2% decline in revenues while investing in global growth and market share initiatives in the North American electrical distribution market. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the first quarter of 2003 were 22.7% compared to 21.9% for the first quarter of 2002. The increase in the selling and administrative expenses percentage is primarily due to lower revenues and an increase in sales and marketing costs, particularly related to increased focus on international sales.

         Interest expense, net for the first quarter of 2003 increased $3.2 million from the 2002 first quarter as a result of slightly lower average debt balances and higher average interest rates. Average debt balances were $1.37 billion and $1.43 billion and average interest rates were 6.1% and 4.8% for the first quarter of 2003 and 2002, respectively. The increase in average interest rates primarily resulted from the Company's replacement in 2002 of substantially all variable rate commercial paper borrowings with long-term fixed rate debt.

OPERATING EARNINGS:

         Electrical Products segment first quarter 2003 operating earnings increased 9.3% to $100.3 million from $91.8 million for the same quarter of last year. The increase from prior year was primarily due to the improvement in margins as a result of actions to reduce manufacturing costs and increase productivity.

         Tools & Hardware segment operating earnings were $6.5 million for the 2003 first quarter, compared to $5.3 million in the first quarter of 2002. The increased operating earnings primarily reflect the impact of the Company's cost control and manufacturing rationalization efforts during a period of weak demand.

         General Corporate expense increased $7.3 million to $16.0 million during the first quarter of 2003 compared to $8.7 million during the first quarter of 2002. During the first quarter of 2002, General Corporate expense was reduced by income of $3.0 million under an agreement with Belden, Inc. ("Belden"). In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized on a quarterly basis over substantially fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increases in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax benefit is realized. Belden can carry any loss forward twenty years to offset future taxable income. The Company concluded that, for the first quarter of 2003, no income would be recognized under the agreement. The remaining increase in General Corporate expense resulted from increased insurance costs, employee benefit-related expenses and charges for stock-based compensation.

INCOME TAXES:

         Taxes on income decreased primarily as a result of the reorganization as discussed in Note 1 of the Notes to the Consolidated Financial Statements. The effective tax rate was 19.9% for the three months ended March 31, 2003 and 31.7% for the three months ended March 31, 2002. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the effective tax rate.

RESTRUCTURING CHARGES:

         During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper's workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management's ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets will be sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which is non-cash). Of this amount, $24.0 million ($11.0 million of which is non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. Of the $24.1 million of charges resulting in cash expenditures, $16.8 million remained to be expended at March 31, 2003.

         The following table reflects activity related to the fourth quarter 2002 restructuring charge.

                                                                                           FACILITIES
                                                              NUMBER OF      ACCRUED       CLOSURE AND
                                                              EMPLOYEES     SEVERANCE     RATIONALIZATION
                                                              ---------     ---------     ---------------
                                                                                   ($ in millions)
2002 Restructuring charge...........................             1,206      $    18.3       $     20.8
Asset write-offs....................................                 -              -            (15.0)
Employees terminated................................              (184)             -                -
Cash expenditures...................................                 -           (2.1)               -
                                                              --------      ---------       ----------
Balance at December 31, 2002........................             1,022           16.2              5.8
Employees terminated................................              (220)             -                -
Cash expenditures...................................                 -           (4.9)            (0.3)
                                                              --------      ---------       ----------
Balance at March 31, 2003...........................               802      $    11.3       $      5.5
                                                              ========      =========       ==========

         A total of 435 salaried and 771 hourly positions are scheduled to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions will be replaced ultimately as a result of Cooper's ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities will be initiated by the end of 2003 and are scheduled to be substantially completed by the end of 2004. The majority of the expenditures related to the 2002 restructuring charge are expected to be incurred during 2003 and will be funded from cash provided by operating activities.

         As of March 31, 2003, Cooper anticipates incurring approximately $15 million related to facility exit costs and disruption of operations under the 2002 facility closure and production rationalization plan that could not be accrued. These costs are principally related to production inefficiencies and equipment and personnel relocation and will be expensed as incurred. Cooper estimates that the earnings impact in 2003 from these actions will be approximately $5 million in pretax savings, the majority of which will benefit the second half of the year. The majority of the cost savings will be realized beginning in 2004 as the facility closures and rationalizations become finalized. It is expected that the pretax savings will exceed $35.0 million and will largely be reflected as lower cost of sales.

         During the fourth quarter of 2001, Cooper recorded a restructuring charge that results in certain future cash expenditures. Cooper recorded a $7.1 million accrual for severance and other costs associated with the consolidation or closure of certain Electrical Products segment facilities as a result of management's review and modification of their assessment of required production and distribution facilities and capacity, in consideration of depressed demand levels. A total of 77 salaried and 196 hourly positions were scheduled to be eliminated in 2002 as a result of these planned consolidation actions. Also during the fourth quarter of 2001, Cooper recorded a provision of $36.0 million for financial advisory, legal and other external costs associated with the Company's review of strategic alternatives. The source of funding total cash expenditures of $41.4 million (non-cash charges were $1.7 million) is cash provided by operating activities.

         The following table reflects activity related to the fourth quarter 2001 severance, facility consolidation and closure and financial advisors and other cost accruals.

                                                                                         FACILITIES      FINANCIAL
                                                      NUMBER OF         ACCRUED         CONSOLIDATION   ADVISORS AND
                                                      EMPLOYEES        SEVERANCE         AND CLOSURE        OTHER
                                                      ---------        ---------        --------------  ------------
                                                                                        ($ in millions)
Facility consolidation and closure...........              291         $    3.2           $     2.2      $        -
Provision for advisors and other.............                -                -                   -            36.0
Employees terminated.........................              (18)               -                   -               -
Cash expenditures............................                -             (0.2)               (0.1)           (6.0)
                                                      --------         --------           ---------      ----------
Balance at December 31, 2001.................              273              3.0                 2.1            30.0
Employees terminated.........................             (273)               -                   -               -
Cash expenditures............................                -             (3.0)               (2.1)          (15.7)
                                                      --------         --------           ---------      ----------
Balance at December 31, 2002.................                -                -                   -            14.3
Cash expenditures............................                -                -                   -               -
                                                      --------         --------           ---------      ----------
Balance at March 31, 2003....................                -         $      -           $       -      $     14.3
                                                      ========         ========           =========      ==========

         The legal requirements for the $14.3 million accrual for financial advisors expires in the 2003 second quarter. As of March 31, 2003, it is anticipated that no remaining expenditures related to the accrual will be required. The Company therefore anticipates the reversal of this accrual in the 2003 second quarter. The transaction will be recorded as a negative restructuring charge on the consolidated income statement. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on restructuring charges.

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY:

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $24.8 million during the first quarter of 2003. This increase in operating working capital for the 2003 first quarter is primarily related to an increase in inventories resulting from planned inventory builds in preparation for the consolidation or closure of certain facilities and lower than expected demand during the quarter. The increase in inventories was partially offset by an increase in the allowance for excess and obsolete inventories reflecting the Company's assessment of ultimate disposition in consideration of continued depressed market conditions. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the 2003 first quarter of 3.9 turns increased from 3.7 turns in the same period of 2002 reflecting the impact of reductions in average trade receivable and inventory balances offset, in part, by a decrease in average accounts payable.

         Cash used in operating activities was $10 million in the first quarter of 2003. An approximate $57 million timing-related increase in the funding of certain employee benefit trusts was the primary cause of the increased cash use compared to the first quarter of 2002. The benefits prefunded in the first quarter will be paid during the remainder of 2003. A decrease in Cooper's cash and cash equivalents balance of $231 million was used for capital expenditures of $19 million, dividends of $32 million, share purchases of $5 million and net debt repayments of $166 million. Cash provided by operating activities was $46 million in the first quarter of 2002. These funds plus net proceeds from borrowings of $33 million were used to fund capital expenditures of $15 million, dividends of $33 million and share repurchases of $35 million.

         Cooper is continuing to focus on initiatives to maximize cash flows. Cooper currently anticipates a continuation of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $2.0 million during each of the three months ended March 31, 2003 and 2002, respectively.

CAPITAL RESOURCES:

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper's debt-to-total capitalization ratio was 38.8% at March 31, 2003, 41.8% at December 31, 2002 and 39.8% at March 31, 2002.

         Cooper typically relies on commercial paper markets as its principal source of short-term financing. At March 31, 2003 and December 31, 2002, Cooper had no commercial paper outstanding and cash and cash equivalents of $71.3 million and $302.0 million, respectively, principally due to the issuance of $275 million of long-term debt in October 2002.

         Cooper's practice is to back up its outstanding commercial paper with a combination of cash and committed bank credit facilities. As of March 31, 2003, the balance of these committed bank credit facilities was $450 million, which mature on November 17, 2004. Cooper did not renew its $375 million committed bank credit facility which matured April 30, 2003. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities. The credit facility agreements do not contain a material adverse change clause. The principal financial covenants in the agreements limit Cooper's debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreements.

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

         At March 31, 2003, $225 million of Cooper Ohio's existing shelf registration to issue up to $500 million of debt securities remained available to be issued.

         As of March 31, 2003, there have been no material changes to Cooper's contractual obligations or other commitments as described in its Annual Report on Form 10-K for the year ended December 31, 2002.

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                                              MARCH 31,
                                                                                 -----------------------------------
                                                                                      2003                  2002
                                                                                 -------------         -------------
                                                                                            (in millions)
Electrical Products.........................................................     $       245.4         $       256.5
Tools & Hardware............................................................              96.3                  49.1
                                                                                 -------------         -------------
                                                                                 $       341.7         $       305.6
                                                                                 =============         =============

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding the facilities closure and production rationalization plan and cost-reduction programs, resolution of the potential liability exposure resulting from Federal-Mogul Corporation's ("Federal-Mogul") bankruptcy filing, anticipated reversal of the accrual for financial advisors, and any statements regarding future revenues, cost and expenses, earnings, earnings per share, margins, cash flows, debt levels and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul's bankruptcy proceedings, political developments, market and economic conditions, changes in raw material and energy costs, industry competition, the net effects of Cooper's cost-reduction programs, the timing and net effects of facility closures and the magnitude of any disruptions from such closures, changes in financial markets including foreign currency rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

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

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2003, a total of 103,301 Abex Claims were filed, of which 35,941 claims have been resolved leaving 67,360 Abex Claims pending at March 31, 2003, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2003, 168 claims were filed and 3,950 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,368 before insurance. A total of $40.4 million was spent on defense costs for the period August 28, 1998 through March 31, 2003. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. During the first quarter, negotiations took place that resulted in the settlements of several blocks of cases totaling approximately 13,400 claims early in the second quarter of 2003. Including these settlements, the average indemnity for Abex claims resolved since August 28, 1998 is $1,075.

         With the assistance of independent advisors, Bates White & Ballentine, LLC, in the fourth quarter of 2001 Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White & Ballentine, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal- Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on the advisor's data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At March 31, 2003, the accrual for potential liabilities related to the Federal-Mogul bankruptcy was $85.1 million.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 1998 and the Three Months Ended March 31, 2003 and 2002.

         23.      Consent of Bates White & Ballentine, LLC.

         99.1     Certification of Chief Executive Officer.

         99.2     Certification of Chief Financial Officer.

(b)      Reports on Form 8-K

         Cooper filed or furnished the following reports on Form 8-K during the first quarter of 2003:

         - Form 8-K dated January 23, 2003, which furnished a copy of a press release containing Cooper's financial results for the quarter and year ended December 31, 2002 and the business outlook for 2003, and "Sales Trends" information to be posted on Cooper's website.

         - Form 8-K dated February 20, 2003, which furnished "Sales Trends" information to be posted on Cooper's website.

         - Form 8-K dated March 20, 2003, which furnished "Sales Trends" information to be posted on Cooper's website.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Cooper Industries, Ltd.
                                          ------------------------------------
                                                    (Registrant)

Date: May 13, 2003                            /s/ Terry A. Klebe
                                              ----------------------------------
                                              Terry A. Klebe
                                              Senior Vice President and
                                               Chief Financial Officer

Date: May 13, 2003                            /s/ Jeffrey B. Levos
                                              ----------------------------------
                                              Jeffrey B. Levos
                                              Vice President and Controller and
                                                Chief Accounting Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                                     /s/ H. John Riley, Jr.
                                                       -------------------------
                                                       H. John Riley, Jr.
                                                       Chairman, President and
                                                        Chief Executive Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                                     /s/ Terry A. Klebe
                                                       ------------------------
                                                       Terry A. Klebe
                                                       Senior Vice President and
                                                        Chief Financial Officer

                                  Exhibit Index

Exhibit No.

12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 1998 and the three months ended March 31, 2003 and 2002.

23.      Consent of Bates White & Ballentine, LLC.

99.1     Certification of Chief Executive Officer.

99.2     Certification of Chief Financial Officer.