Form 10-Q
period 2003-06-30
COOPER INDUSTRIES LTD
filed 2003-08-13
CIK 1141982

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

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

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Yes [X] No [ ]

Number of registrant's common stock outstanding as of July 31, 2003 was 92,045,326 Class A common shares that are held by the public, 1,426,196 Class A common shares that are held by the issuer's subsidiary, Cooper Industries, Inc., and 56,676,142 Class B common shares that are held by Cooper Industries, Inc.

PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                             COOPER INDUSTRIES, LTD.
                         CONSOLIDATED INCOME STATEMENTS

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                        ------------------------------     -------------------------------
                                                             2003             2002              2003              2002
                                                        -------------     ------------     -------------      ------------
                                                                          (in millions, where applicable)
Revenues.............................................   $     1,010.9     $    1,001.2     $     1,968.7      $    1,976.2

Cost of sales........................................           716.7            716.6           1,391.4           1,418.0

Selling and administrative expenses..................           194.9            177.8             387.2             363.0

Restructuring........................................           (14.3)               -             (14.3)                -
                                                        -------------     ------------     -------------      ------------
    Operating earnings...............................           113.6            106.8             204.4             195.2

Interest expense, net................................            19.5             17.4              39.6              34.3
                                                        -------------     ------------     -------------      ------------
    Income before income taxes.......................            94.1             89.4             164.8             160.9

Income taxes.........................................            21.7             15.5              35.8              38.2
                                                        -------------     ------------     -------------      ------------
    Net income.......................................   $        72.4     $       73.9     $       129.0      $      122.7
                                                        =============     ============     =============      ============

Income per common share:

    Basic............................................   $         .79     $        .79     $        1.40      $       1.31
                                                        =============     ============     =============      ============
    Diluted..........................................   $         .78     $        .78     $        1.39      $       1.30
                                                        =============     ============     =============      ============

Cash dividends per common share......................   $         .35     $        .35     $         .70      $        .70
                                                        =============     ============     =============      ============

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,            DECEMBER 31,
                                                                                          2003                  2002
                                                                                      ------------          -----------
                                      ASSETS                                                    (in millions)
Cash and cash equivalents........................................................     $      168.9          $     302.0
Receivables......................................................................            764.6                706.7
Inventories......................................................................            611.3                580.5
Deferred income taxes and other current assets...................................            136.8                 99.8
                                                                                      ------------          -----------
         Total current assets....................................................          1,681.6              1,689.0
                                                                                      ------------          -----------
Property, plant and equipment, less accumulated depreciation.....................            729.5                750.2
Goodwill.........................................................................          2,024.6              1,996.2
Deferred income taxes and other noncurrent assets................................            192.1                252.5
                                                                                      ------------          -----------
         Total assets............................................................     $    4,627.8          $   4,687.9
                                                                                      ============          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt..................................................................     $        8.5          $       4.1
Accounts payable.................................................................            312.5                312.2
Accrued liabilities..............................................................            433.3                489.4
Current maturities of long-term debt.............................................              3.5                153.8
                                                                                      ------------          -----------
         Total current liabilities...............................................            757.8                959.5
                                                                                      ------------          -----------
Long-term debt...................................................................          1,301.9              1,280.7
Postretirement benefits other than pensions......................................            185.1                189.1
Other long-term liabilities......................................................            293.1                256.2
                                                                                      ------------          -----------
         Total liabilities.......................................................          2,537.9              2,685.5
                                                                                      ------------          -----------
Common stock, $.01 par value ....................................................              0.9                  0.9
Capital in excess of par value...................................................            435.2                422.7
Retained earnings................................................................          1,808.7              1,744.2
Accumulated other nonowner changes in equity.....................................           (154.9)              (165.4)
                                                                                      ------------          -----------
         Total shareholders' equity..............................................          2,089.9              2,002.4
                                                                                      ------------          -----------
         Total liabilities and shareholders' equity..............................     $    4,627.8          $   4,687.9
                                                                                      ============          ===========

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                  -----------------------------------
                                                                                        2003                2002
                                                                                  ---------------        ------------
                                                                                              (in millions)
Cash flows from operating activities:
    Net income..................................................................  $         129.0        $      122.7

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization...............................................             61.8                60.7
    Deferred income taxes.......................................................             61.7                18.0
    Restructuring charge payments...............................................            (11.1)              (19.5)
    Changes in assets and liabilities: (1)
      Receivables...............................................................            (40.3)              (14.2)
      Inventories...............................................................            (17.6)               58.1
      Accounts payable and accrued liabilities..................................            (50.3)              (60.8)
      Other assets and liabilities, net.........................................            (15.1)               22.0
                                                                                  ---------------        ------------
              Net cash provided by operating activities.........................            118.1               187.0

Cash flows from investing activities:
    Capital expenditures........................................................            (33.9)              (27.8)
    Cash paid for acquired businesses...........................................                -                (1.1)
    Proceeds from sales of property, plant and equipment and other..............              5.9                 4.1
                                                                                  ---------------        ------------
              Net cash used in investing activities.............................            (28.0)              (24.8)

Cash flows from financing activities:
    Proceeds from issuances of debt.............................................              4.3               333.3
    Repayments of debt..........................................................           (167.2)             (334.0)
    Debt issuance costs.........................................................                -                (2.1)
    Dividends...................................................................            (64.5)              (65.3)
    Acquisition of treasury shares..............................................                -               (37.9)
    Subsidiary purchase of parent shares........................................             (5.4)                  -
    Activity under employee stock plans and other...............................              2.1                 2.3
                                                                                  ---------------        ------------
              Net cash used in financing activities.............................           (230.7)             (103.7)
Effect of exchange rate changes on cash and cash equivalents....................              7.5                (1.8)
                                                                                  ---------------        ------------
Increase (decrease) in cash and cash equivalents................................           (133.1)               56.7
Cash and cash equivalents, beginning of period..................................            302.0                11.5
                                                                                  ---------------        ------------
Cash and cash equivalents, end of period........................................  $         168.9        $       68.2
                                                                                  ===============        ============

(1) Net of the effects of translation.

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

         Recently Issued Accounting Standards - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (the "Interpretation"), an interpretation of Accounting Research Bulletin No. 51. The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. For variable interest entities created before February 1, 2003 the Interpretation is effective during the first interim period after June 15, 2003. Cooper is currently evaluating the effects of the Interpretation.

NOTE 2.           STOCK-BASED COMPENSATION

         Under Cooper stock option plans, officers, directors and key employees may be granted options to purchase Cooper's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable ratably over a three-year period commencing one year from the grant date and have a maximum term of ten years. The plans also provide for the granting of performance-based stock awards and restricted stock awards to certain key executives that generally vest over periods ranging from three to five years. Cooper also has an Employee Stock Purchase Plan which provides employees an option to purchase common stock at a price that is the lesser of 85% of the market value on the offering date or 85% of the market value on the purchase date.

         Effective January 1, 2003, Cooper adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended. Cooper utilized the prospective method of adoption. Cooper accounts for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB No. 25"). SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options granted in 2003 was estimated using the Black-Scholes option-pricing model. The fair value of restricted stock and performance-based awards granted in 2003 was measured at the market price on the grant date. Total expense for stock-based compensation was $4.8 million for the six months ended June 30, 2003. Previously accrued stock-based compensation of $1.7 million related to performance based awards was reversed to income during the six months ended June 30, 2002 as it was determined that certain performance targets would not be met.

         The following table presents pro forma income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                       -----------------------------          ---------------------------
                                                           2003              2002                2003             2002
                                                       -----------        ----------          ----------       ----------
                                                                                   (in millions)
Net income, as reported.........................       $      72.4        $     73.9          $    129.0       $    122.7

Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects....................               1.6              (1.0)                2.8             (1.0)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects....................              (3.4)             (0.4)               (8.1)            (4.3)
                                                       -----------        ----------          ----------       ----------

Pro forma net income............................       $      70.6        $     72.5          $    123.7       $    117.4
                                                       ===========        ==========          ==========       ==========

Earnings per share:
     Basic - as reported........................       $       .79        $      .79          $     1.40       $     1.31
     Basic - pro forma..........................       $       .77        $      .78          $     1.34       $     1.25
     Diluted - as reported......................       $       .78        $      .78          $     1.39       $     1.30
     Diluted - pro forma........................       $       .76        $      .77          $     1.34       $     1.25

NOTE 3.           ACQUISITIONS

         During the first six months of 2002, Cooper paid $1.1 million related to previously acquired businesses. The terms of a previous acquisition agreement provided for additional consideration to be paid if earnings of the acquired businesses exceeded certain targeted levels.

NOTE 4.           INVENTORIES

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    2003                 2002
                                                                                -----------          -----------
                                                                                          (in millions)
Raw materials................................................................   $     173.5          $     184.3
Work-in-process..............................................................         125.9                 99.5
Finished goods...............................................................         401.5                389.1
Perishable tooling and supplies..............................................          21.3                 20.8
                                                                                -----------          -----------
                                                                                      722.2                693.7
Allowance for excess and obsolete inventory..................................         (43.9)               (41.0)
Excess of current standard costs over LIFO costs.............................         (67.0)               (72.2)
                                                                                -----------          -----------
           Net inventories...................................................   $     611.3          $     580.5
                                                                                ===========          ===========

NOTE 5.           LONG-TERM DEBT

         At June 30, 2003, $225 million of Cooper Ohio's existing shelf registration to issue up to $500 million of debt securities remained available. Cooper did not renew its $375 million committed bank credit facility which matured on April 30, 2003.

NOTE 6.           SHAREHOLDERS' EQUITY

         At June 30, 2003, 91,948,311 Class A common shares, $.01 par value were issued and outstanding (excluding the 1,427,209 Class A common shares held by Cooper Ohio discussed below) compared to 91,709,144 Class A common shares, $.01 par value (excluding the 1,519,214 Class A common shares held by Cooper Ohio) at December 31, 2002. During the first six months of 2003, Cooper issued 147,162 Class A common shares primarily to satisfy the matching obligation under the Cooper Ohio Retirement Savings and Stock Ownership Plan and in connection with employee benefit plans and Cooper's dividend reinvestment program. During the first six months of 2003, Cooper Ohio purchased 152,500 Cooper Class A common shares for $5.4 million. The share purchases are recorded by Cooper Ohio as an investment in its parent company that is eliminated in consolidation. During the first six months of 2003, 244,505 Cooper Class A common shares held by Cooper Ohio were issued primarily to satisfy the matching obligation under the Cooper Ohio Retirement Savings and Stock Ownership Plan, leaving 1,427,209 Cooper Class A common shares held by Cooper Ohio at June 30, 2003.

         Cooper Ohio also owns all the issued and outstanding Cooper Class B common shares. Cooper Ohio's investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Cooper Class A common shares, a like dividend shall be declared and paid on the Cooper Class B common shares in an equal amount per share. During the first six months of 2003, Cooper Ohio waived its rights to receive the regular quarterly dividends of $.35 per share (or an aggregate of $40.8 million) from its parent, Cooper, on all shares held.

NOTE 7.           SEGMENT INFORMATION

                                                                                  REVENUES
                                                         -----------------------------------------------------------
                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                         ----------------------------    ---------------------------
                                                             2003            2002           2003            2002
                                                         ------------     -----------    -----------     -----------
                                                                                (in millions)
Electrical Products...................................   $      839.0     $     843.3    $   1,643.2     $   1,662.8
Tools & Hardware......................................          171.9           157.9          325.5           313.4
                                                         ------------     -----------    -----------     -----------
   Total revenues.....................................   $    1,010.9     $   1,001.2    $   1,968.7     $   1,976.2
                                                         ============     ===========    ===========     ===========

                                                                            OPERATING EARNINGS
                                                           -----------------------------------------------------
                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                           ------------------------      -----------------------
                                                             2003           2002           2003           2002
                                                           ---------      ---------      ---------     ---------
                                                                               (in millions)
Electrical Products...................................     $   109.2      $   107.9      $   209.5     $   199.7
Tools & Hardware......................................           7.0            4.0           13.5           9.3
                                                           ---------      ---------      ---------     ---------
   Segment operating earnings.........................         116.2          111.9          223.0         209.0
Restructuring.........................................         (14.3)             -          (14.3)            -
General Corporate expenses............................          16.9            5.1           32.9          13.8
                                                           ---------      ---------      ---------     ---------
   Total operating earnings...........................         113.6          106.8          204.4         195.2
Interest expense, net.................................          19.5           17.4           39.6          34.3
                                                           ---------      ---------      ---------     ---------
Income before income taxes............................     $    94.1      $    89.4      $   164.8     $   160.9
                                                           =========      =========      =========     =========

NOTE 8.           INCOME TAXES

         The reconciliation between the income tax rate computed by applying the U.S. Federal statutory rate and the worldwide tax rate is presented below.

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                       ------------------------      ----------------------
                                                          2003          2002           2003          2002
                                                       ---------      ---------      ---------     --------
U.S. Federal statutory rate.......................        35.0%          35.0%          35.0%         35.0%
State and local income taxes......................         3.3            2.4            3.3           2.4
Non U.S. Operations...............................       (16.6)         (18.7)         (16.6)        (12.3)
Extraterritorial income exclusion.................        (1.2)          (1.2)          (1.2)         (1.2)
Tax credits.......................................        (0.2)          (0.1)          (0.2)         (0.1)
Restructuring.....................................         3.1              -            1.7             -
Other.............................................        (0.3)          (0.1)          (0.3)         (0.1)
                                                       -------        -------        -------       -------
     Effective tax rate ..........................        23.1%          17.3%          21.7%         23.7%
                                                       =======        =======        =======       =======

         Subject to review and approval by the Joint Committee on Taxation of Congress, the Company has entered into a settlement with the Internal Revenue Service covering taxable years 1994-1996 which also includes final disposition of certain refund claims relating to tax years prior to 1994. As a result of this settlement, the Company expects to receive a refund of approximately $60 million including interest. As noted, issuance of the refund requires review and approval by the Joint Committee on Taxation. Consequently, the Company cannot be certain of the timing or the ultimate amount of the total refund payment. As of the date of this filing, the Company anticipates payment to be received as early as the fourth quarter of 2003.

NOTE 9.           NET INCOME PER COMMON SHARE

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                           ------------------------      --------------------------
                                                              2003          2002            2003          2002
                                                           ---------      ---------      ---------     ------------
                                                                               (in millions)
BASIC:

Net income applicable to common stock.................     $    72.4      $    73.9      $   129.0     $      122.7
                                                           =========      =========      =========     ============

Weighted average common shares outstanding............          92.2           93.4           92.1             93.6
                                                           =========      =========      =========     ============
DILUTED:

Net income applicable to common stock.................     $    72.4      $    73.9      $   129.0     $      122.7
                                                           =========      =========      =========     ============

Weighted average common shares outstanding............          92.2           93.4           92.1             93.6

Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards...............           0.5            1.0            0.5              0.9
                                                           ---------      ---------      ---------     ------------

Weighted average common shares
    and common share equivalents......................          92.7           94.4           92.6             94.5
                                                           =========      =========      =========     ============

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 10.          NET INCOME AND OTHER NONOWNER CHANGES IN EQUITY

         The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                  ---------------------------        ---------------------------
                                                     2003             2002               2003              2002
                                                  -----------     -----------        -----------     -----------
                                                                          (in millions)
Net income....................................    $      72.4     $      73.9        $     129.0     $     122.7
Foreign currency translation gains
    and losses................................           22.0             2.1               13.5            (3.1)
Change in fair value of derivatives...........           (2.9)            0.1               (3.0)            0.4
                                                  -----------     -----------        -----------     -----------
Net income and other nonowner
    changes in equity.........................    $      91.5     $      76.1        $     139.5     $     120.0
                                                  ===========     ===========        ===========     ===========

NOTE 11.          RESTRUCTURING

         In 2001, Cooper accrued $35 million reflecting the contractual amounts due to financial advisors associated with Cooper's strategic alternatives review. Cooper paid $5 million to the advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement.

         During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper's workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management's ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets are being sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which is non-cash). Of this amount, $24.0 million ($11.0 million of which is non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate.

         The following table reflects activity related to the fourth quarter 2002 restructuring charge.

                                                                                                  FACILITIES
                                                            NUMBER OF        ACCRUED             CLOSURE AND
                                                            EMPLOYEES       SEVERANCE          RATIONALIZATION
                                                            ---------       ---------          ---------------
                                                                                  ($ in millions)
2002 Restructuring charge.........................            1,206          $   18.3          $          20.8
Asset write-offs..................................                -                 -                    (15.0)
Employees terminated..............................             (184)                -                        -
Cash expenditures.................................                -              (2.1)                       -
                                                            -------          --------          ---------------
Balance at December 31, 2002......................            1,022              16.2                      5.8
Employees terminated..............................             (675)                -                        -
Cash expenditures.................................                -             (10.6)                    (0.5)
                                                            -------          --------          ---------------
Balance at June 30, 2003..........................              347          $    5.6          $           5.3
                                                            =======          ========          ===============

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

         See "Restructuring" in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

NOTE 12.          ASBESTOS LIABILITIES

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2003, a total of 108,739 Abex Claims were filed, of which 50,689 claims have been resolved leaving 58,050 Abex Claims pending at June 30, 2003, that are the responsibility of Federal-Mogul. During the three months ended June 30, 2003, 5,438 claims were filed and 14,748 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,166 before insurance. A total of $44.0 million was spent on defense costs for the period August 28, 1998 through June 30, 2003. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

         With the assistance of independent advisors, Bates White & Ballentine, LLC, in the fourth quarter of 2001 Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White & Ballentine, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on the advisor's data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At June 30, 2003, the accrual for potential liabilities related to the Federal-Mogul bankruptcy was $76.4 million.

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

                         CONSOLIDATING INCOME STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ------------     ------------    -------------     ----------
Revenues..............................    $        -      $       70.0     $      944.6     $     (3.7)      $  1,010.9
Cost of sales.........................             -              46.2            674.2           (3.7)           716.7
Selling and administrative expenses...           1.8              25.6            167.5              -            194.9
Restructuring.........................             -             (14.3)               -              -            (14.3)
Interest expense, net.................          (0.1)             14.1              5.5              -             19.5
Equity in earnings of subsidiaries,
     net of tax.......................          74.5              94.7             29.0         (198.2)               -
Intercompany income (expense)........            0.3             (82.8)            83.2           (0.7)               -
                                          ----------      ------------     ------------     ----------       ----------
     Income before income taxes.......          73.1              10.3            209.6         (198.9)            94.1
Income tax expense (benefit)..........             -             (18.7)            40.4              -             21.7
                                          ----------      ------------     ------------     ----------       ----------
    Net income........................    $     73.1      $       29.0     $      169.2     $   (198.9)      $     72.4
                                          ==========      ============     ============     ==========       ==========

                         CONSOLIDATING INCOME STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2002
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ------------     -------------   -------------     ----------
Revenues..............................    $        -      $       75.7     $       930.1    $     (4.6)      $  1,001.2
Cost of sales.........................             -              46.5             674.7          (4.6)           716.6
Selling and administrative expenses...           0.1              18.4             159.3             -            177.8
Interest expense, net.................             -              12.2               5.2             -             17.4
Equity in earnings of subsidiaries,
     net of tax.......................          19.6              87.1                 -        (106.7)               -
Intercompany income (expense)........           65.4            (109.9)             44.5             -                -
                                          ----------      ------------     -------------    ----------       ----------
     Income (loss) before income taxes          84.9             (24.2)            135.4        (106.7)            89.4
Income tax expense (benefit)..........             -             (13.2)             28.7             -             15.5
                                          ----------      ------------     -------------    ----------       ----------
    Net income (loss).................    $     84.9      $      (11.0)    $       106.7    $   (106.7)      $     73.9
                                          ==========      ============     =============    ==========       ==========

                         SIX MONTHS ENDED JUNE 30, 2003
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ------------     -------------   -------------     ----------
Revenues..............................    $        -      $      137.4     $     1,841.3    $    (10.0)      $  1,968.7
Cost of sales.........................             -              90.3           1,311.1         (10.0)         1,391.4
Selling and administrative expenses...           3.9              49.5             333.8             -            387.2
Restructuring.........................             -             (14.3)                -             -            (14.3)
Interest expense, net.................          (0.1)             29.1              10.6             -             39.6
Equity in earnings of subsidiaries,
     net of tax.......................         133.5             181.5              42.8        (357.8)               -
Intercompany income (expense).........           0.3            (186.0)            186.7          (1.0)               -
                                          ----------      ------------     -------------    ----------       ----------
     Income (loss) before income taxes         130.0             (21.7)            415.3        (358.8)           164.8
Income tax expense (benefit)..........             -             (64.5)            100.3             -             35.8
                                          ----------      ------------     -------------    ----------       ----------
     Net income.......................    $    130.0      $       42.8     $       315.0    $   (358.8)      $    129.0
                                          ==========      ============     =============    ==========       ==========

                         SIX MONTHS ENDED JUNE 30, 2002
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ------------     -------------   -------------     ----------
Revenues..............................    $        -      $      142.0     $     1,843.1    $     (8.9)      $  1,976.2
Cost of sales.........................             -              88.5           1,338.4          (8.9)         1,418.0
Selling and administrative expenses...           0.1              39.9             323.0             -            363.0
Interest expense, net.................             -              24.0              10.3             -             34.3
Equity in earnings of subsidiaries,
     net of tax.......................          19.6             172.7                 -        (192.3)               -
Intercompany income (expense).........          65.4            (160.9)             95.5             -                -
                                          ----------      ------------     -------------    ----------       ----------
     Income before income taxes.......          84.9               1.4             266.9        (192.3)           160.9
Income tax expense (benefit)..........             -             (36.4)             74.6             -             38.2
                                          ----------      ------------     -------------    ----------       ----------
     Net income.......................    $     84.9      $       37.8     $       192.3    $   (192.3)      $    122.7
                                          ==========      ============     =============    ==========       ==========

                          CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2003
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ------------     -------------   -------------     ----------
Cash and cash equivalents.............    $     54.7      $       57.8     $        56.4    $        -       $    168.9
Receivables...........................           0.2              58.8             705.6             -            764.6
Intercompany receivables..............         464.7                 -             396.7        (861.4)               -
Inventories...........................             -              14.9             596.4             -            611.3
Deferred income taxes and other
    current assets....................           0.3              91.2              45.3             -            136.8
                                          ----------      ------------     -------------    ----------       ----------
       Total current assets...........         519.9             222.7           1,800.4        (861.4)         1,681.6
                                          ----------      ------------     -------------    ----------       ----------
Property, plant and equipment, less
    accumulated depreciation..........             -              54.4             675.1             -            729.5
Goodwill..............................             -              41.4           1,983.2             -          2,024.6
Investment in subsidiaries............       2,455.6           5,602.6              21.7      (8,079.9)               -
Investment in parent..................             -           2,370.0                 -      (2,370.0)               -
Intercompany notes receivable.........          15.1             100.2           4,766.8      (4,882.1)               -
Deferred income taxes and other
    noncurrent assets.................             -             204.8             (12.7)            -            192.1
                                          ----------      ------------     -------------    ----------       ----------
       Total assets...................    $  2,990.6      $    8,596.1     $     9,234.5    $(16,193.4)      $  4,627.8
                                          ==========      ============     =============    ==========       ==========

Short-term debt.......................    $        -      $          -     $         8.5    $        -       $      8.5
Accounts payable......................          32.2              30.6             249.7             -            312.5
Accrued liabilities...................           0.8             171.7             260.8             -            433.3
Intercompany payables.................             -             861.4                 -        (861.4)               -
Current maturities of long-term debt..             -               3.0               0.5             -              3.5
                                          ----------      ------------     -------------    ----------       ----------
       Total current liabilities......          33.0           1,066.7             519.5        (861.4)           757.8
                                          ----------      ------------     -------------    ----------       ----------
Long-term debt........................             -             917.0             384.9             -          1,301.9
Intercompany notes payable............             -           4,766.8             115.3      (4,882.1)               -
Other long-term liabilities...........             -             321.6             156.6             -            478.2
                                          ----------      ------------     -------------    ----------       ----------
       Total liabilities..............          33.0           7,072.1           1,176.3      (5,743.5)         2,537.9
                                          ----------      ------------     -------------    ----------       ----------
Class A common stock..................           0.9                 -                 -             -              0.9
Class B common stock..................           0.6                 -                 -          (0.6)               -
Subsidiary common stock...............             -                 -             141.0        (141.0)               -
Capital in excess of par value........       2,802.8               0.5           7,036.7      (9,404.8)           435.2
Retained earnings.....................         177.7           1,678.4           1,102.0      (1,149.4)         1,808.7
Accumulated other nonowner changes
   in equity..........................         (24.4)           (154.9)           (221.5)        245.9           (154.9)
                                          ----------      ------------     -------------    ----------       ----------
       Total shareholders' equity.....       2,957.6           1,524.0           8,058.2     (10,449.9)         2,089.9
                                          ----------      ------------     -------------    ----------       ----------
       Total liabilities and
       shareholders' equity...........    $  2,990.6      $    8,596.1     $     9,234.5    $(16,193.4)      $  4,627.8
                                          ==========      ============     =============    ==========       ==========

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2002
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ------------     -------------   -------------    ----------
Cash and cash equivalents.............    $     33.9      $      244.3     $        23.8    $        -       $    302.0
Receivables...........................           0.2              65.3             641.2             -            706.7
Intercompany receivables..............         462.9                 -             252.0        (714.9)               -
Inventories...........................             -              19.9             560.6             -            580.5
Deferred income taxes and other
   current assets.....................           1.0              71.9              26.9             -             99.8
                                          ----------      ------------     -------------    ----------       ----------
      Total current assets............         498.0             401.4           1,504.5        (714.9)         1,689.0
                                          ----------      ------------     -------------    ----------       ----------
Property, plant and equipment, less
   accumulated depreciation...........             -              53.9             696.3             -            750.2
Goodwill..............................             -              41.4           1,954.8             -          1,996.2
Investment in subsidiaries............       2,412.5           5,401.6             (31.7)     (7,782.4)               -
Investment in parent..................             -           2,377.8                 -      (2,377.8)               -
Intercompany notes receivable.........           0.1              80.3           6,305.1      (6,385.5)               -
Deferred income taxes and other
   noncurrent assets..................             -             204.2              48.3             -            252.5
                                          ----------      ------------     -------------    ----------       ----------
      Total assets....................    $  2,910.6      $    8,560.6     $    10,477.3    $(17,260.6)      $  4,687.9
                                          ==========      ============     =============    ==========       ==========

Short-term debt.......................    $        -      $          -     $         4.1    $        -       $      4.1
Accounts payable......................          32.1              40.9             239.2             -            312.2
Accrued liabilities...................           0.7             200.7             288.0             -            489.4
Intercompany payables.................             -             714.9                 -        (714.9)               -
Current maturities of long-term debt..             -             153.2               0.6             -            153.8
                                          ----------      ------------     -------------    ----------       ----------
      Total current liabilities.......          32.8           1,109.7             531.9        (714.9)           959.5
                                          ----------      ------------     -------------    ----------       ----------
Long-term debt........................             -             933.4             347.3             -          1,280.7
Intercompany notes payable............             -           4,751.8           1,633.7      (6,385.5)           -
Other long-term liabilities...........             -             295.1             150.2             -            445.3
                                          ----------      ------------     -------------    ----------       ----------
      Total liabilities...............          32.8           7,090.0           2,663.1      (7,100.4)         2,685.5
                                          ----------      ------------     -------------    ----------       ----------
Class A common stock..................           0.9                 -                 -             -              0.9
Class B common stock..................           0.6                 -                 -          (0.6)               -
Subsidiary common stock...............             -                 -             141.0        (141.0)               -
Capital in excess of par value........       2,799.1               0.5           7,035.6      (9,412.5)           422.7
Retained earnings.....................         112.1           1,635.6             890.0        (893.5)         1,744.2
Accumulated other nonowner changes
   in equity..........................         (34.9)           (165.5)           (252.4)        287.4           (165.4)
                                          ----------      ------------     -------------    ----------       ----------
      Total shareholders' equity......       2,877.8           1,470.6           7,814.2     (10,160.2)         2,002.4
                                          ----------      ------------     -------------    ----------       ----------
      Total liabilities and
         shareholders' equity.........    $  2,910.6      $    8,560.6     $    10,477.3    $(17,260.6)      $  4,687.9
                                          ==========      ============     =============    ==========       ==========

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2003
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ------------     -------------   -------------     ----------
Net cash provided by (used in)
  operating activities................    $     (2.7)     $     (149.3)    $       270.1    $        -       $    118.1

Cash flows from investing activities:
  Capital expenditures................             -              (5.8)            (28.1)            -            (33.9)
  Loans to affiliates.................         (15.0)            (20.9)            (15.0)         50.9                -
  Repayments of loans from affiliates.             -               1.0                 -          (1.0)               -
  Dividends from subsidiaries.........         101.0               2.0                 -        (103.0)               -
  Other...............................             -              (1.0)              5.9           1.0              5.9
                                          ----------      ------------     -------------    ----------       ----------
     Net cash provided by (used in)
        investing activities..........          86.0             (24.7)            (37.2)        (52.1)           (28.0)

Cash flows from financing activities:
  Proceeds from issuances of debt.....             -                 -               4.3             -              4.3
  Repayments of debt..................             -            (166.7)             (0.5)            -           (167.2)
  Borrowings from affiliates..........             -              15.0              35.9         (50.9)               -
  Repayments of loans to affiliates...             -                 -              (1.0)          1.0                -
  Other intercompany financing
     activities.......................           1.3             143.2            (144.5)            -                -
  Dividends...........................         (64.5)                -                 -             -            (64.5)
  Dividends paid to parent............             -                 -            (103.0)        103.0                -
  Subsidiary purchase of parent shares             -              (5.4)                -             -             (5.4)
  Employee stock plan activity and
    other.............................           0.7               1.4               1.0          (1.0)             2.1
                                          ----------      ------------     -------------    ----------       ----------
    Net cash used in financing
        activities....................         (62.5)            (12.5)           (207.8)         52.1           (230.7)
  Effect of exchange rate changes on
     cash and cash equivalents........             -                 -               7.5             -              7.5
                                          ----------      ------------     -------------    ----------       ----------
  Increase (decrease) in cash and cash
     equivalents......................          20.8            (186.5)             32.6             -           (133.1)
  Cash and cash equivalents, beginning
     of period........................          33.9             244.3              23.8             -            302.0
                                          ----------      ------------     -------------    ----------       ----------
  Cash and cash equivalents, end of
     period...........................    $     54.7      $       57.8     $        56.4    $        -       $    168.9
                                          ==========      ============     =============    ==========       ==========

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ------------     -------------   -------------     ----------
Net cash provided by (used in)
  operating activities................    $        -      $     (100.9)     $      287.9    $        -       $    187.0

Cash flows from investing activities:              -
  Capital expenditures................             -              (2.9)            (24.9)            -            (27.8)
  Loans to affiliates.................             -             (54.3)             (9.8)         64.1                -
  Dividends from subsidiaries.........             -               1.4                 -          (1.4)               -
  Other...............................             -              (0.2)              3.0           0.2              3.0
                                          ----------      ------------     -------------    ----------       ----------
  Net cash used in investing
     activities.......................             -             (56.0)            (31.7)         62.9            (24.8)

Cash flows from financing activities:
  Proceeds from issuances of debt.....             -             300.0              33.3             -            333.3
  Repayments of debt..................             -            (237.9)            (96.1)            -           (334.0)
  Borrowings from affiliates..........             -               9.8              54.3         (64.1)               -
  Other intercompany financing
     activities.......................             -             201.1            (201.1)            -                -
  Dividends...........................             -             (65.3)                -             -            (65.3)
  Dividends paid to parent............             -                 -              (1.4)          1.4                -
  Acquisition of treasury shares......             -             (37.9)                -             -            (37.9)
  Employee stock plan activity and
    other.............................             -               0.2               0.2          (0.2)             0.2
                                          ----------      ------------     -------------    ----------       ----------
     Net cash provided by (used in)
        financing activities..........             -             170.0            (210.8)        (62.9)          (103.7)
  Effect of exchange rate changes on
     cash and cash equivalents........             -                 -              (1.8)            -             (1.8)
                                          ----------      ------------     -------------    ----------       ----------
  Increase in cash and cash
     equivalents......................             -              13.1              43.6             -             56.7
  Cash and cash equivalents, beginning
     of period........................             -               2.8               8.7             -             11.5
                                          ----------      ------------     -------------    ----------       ----------
  Cash and cash equivalents, end of
     period...........................    $        -      $       15.9     $        52.3    $        -       $     68.2
                                          ==========      ============     =============    ==========       ==========

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

         Net income for the second quarter of 2003 was $72.4 million on revenues of $1,010.9 million compared with 2002 second quarter net income of $73.9 million on revenues of $1,001.2 million. Second quarter diluted earnings per share were $.78 in 2003 and in 2002.

REVENUES:

         Revenues for the second quarter of 2003 were 1% greater than the second quarter of 2002. Foreign currency translation increased reported revenues by approximately 3% for the 2003 second quarter.

         Revenues in the Company's Electrical Products segment declined less than 1% in the second quarter of 2003 compared with the prior year's second quarter, reflecting continued weakness in several of Cooper's key markets. The company saw strong retail channel sales during the second quarter, primarily due to expanded market coverage by "big box" chains. Revenues in Cooper's lighting, circuit protection, wiring devices and support systems businesses were negatively impacted by continued soft commercial and industrial markets. The Company's power transmission and distribution equipment sales fell when compared to the 2002 second quarter due to deferral of spending by utilities for major capital projects. European sales of lighting fixtures and security products increased nearly 11%, reflecting currency translation gains. A weak U.S. Dollar increased total Electrical Products revenues during the quarter by approximately 2%.

         Tools & Hardware segment revenues for the quarter increased 9% from the second quarter of 2002. Hand tools sales were up modestly compared with the prior year's second quarter reflecting increased retail demand. Power tools revenues were higher due to international shipments of power tools and automated assembly equipment systems. North American industrial, automotive and commercial aircraft markets remained weak during the quarter. Currency translation increased second quarter 2003 Tools & Hardware revenues by approximately 5%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 70.9% for the second quarter of 2003 compared to 71.6% for the comparable 2002 quarter. The decrease in the cost of sales percentage was due primarily to the Company's continued cost reduction efforts.

         Electrical Products segment cost of sales, as a percentage of revenues, was 70.0% for the second quarter of 2003 compared to 71.1% for the second quarter of 2002. The decrease in the cost of sales percentage was primarily a result of manufacturing cost reduction initiatives. Tools & Hardware segment cost of sales, as a percentage of revenues, was 76.0% for the second quarter of 2003 compared to 76.8% for the second quarter of 2002. The decline in cost of sales percentage reflects the impact of cost reduction actions to more closely align the cost structure with prevailing market conditions partially offset by a higher proportion of lower margin assembly equipment sales.

         Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2003 were 19.3% compared to 17.8% for the second quarter of 2002. The increase in the selling and administrative expense percentage was primarily due to increased medical costs, pension expenses, insurance premiums and stock-based compensation.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2003 were 17.0% compared to 16.1% for the second quarter of 2002. The increase in selling and administrative expenses percentage is primarily due to increases in insurance and pension expenses and investments in sales and marketing initiatives, along with decreased leverage due to slightly lower revenues. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2003 were 19.9% compared to 20.7% for the second quarter of 2002. The decrease in the selling and administrative expenses percentage is primarily due to higher revenues more than offsetting an increase in employee benefit-related expenses.

         Interest expense, net for the second quarter of 2003 increased $2.1 million from the 2002 second quarter as a result of higher average interest rates more than offsetting lower average debt balances. Average debt balances were $1.34 billion and $1.40 billion and average interest rates were 5.9% and 5.0% for the second quarter of 2003 and 2002, respectively. The increase in average interest rates primarily resulted from the Company's replacement in 2002 of substantially all variable-rate commercial paper borrowings with long-term fixed-rate debt.

RESTRUCTURING:

         In 2001, Cooper accrued $35 million reflecting the contractual amounts due to financial advisors associated with Cooper's strategic alternatives review. Cooper paid $5 million to the advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement. See "Restructuring" below for additional information.

OPERATING EARNINGS:

         Electrical Products segment second quarter 2003 operating earnings increased 1.2% to $109.2 million from $107.9 million for the same quarter of last year. The increase from prior year was primarily due to the improvement in margins as a result of actions to reduce manufacturing costs and increase productivity, partially offset by unfavorable sales mix and increased insurance and employee benefit-related costs.

         Tools & Hardware segment operating earnings were $7.0 million for the 2003 second quarter, compared to $4.0 million in the second quarter of 2002. The increased operating earnings primarily reflect higher revenues and the impact of the Company's cost control and manufacturing rationalization efforts.

         General Corporate expense increased $11.8 million to $16.9 million during the second quarter of 2003 compared to $5.1 million during the second quarter of 2002. During the second quarter of 2002, General Corporate expense was reduced by income of $3.0 million under an agreement with Belden Inc. ("Belden"). In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized on a quarterly basis over substantially fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increases in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax benefit is realized. Belden can carry any loss forward twenty years to offset future taxable income. The Company concluded that, for the second quarter of 2003, no income would be recognized under the agreement. The remaining increase in General Corporate expense resulted primarily from increased insurance costs, pension expense, employee benefit-related expenses and stock-based compensation expense.

INCOME TAXES:

         The effective tax rate was 23.1% for the three months ended June 30, 2003 and 17.3% for the three months ended June 30, 2002. Excluding the impact of the reversal of the restructuring accrual discussed above, the effective tax rate for the three months ended June 30, 2003 was 20%. The effective tax rate for the second quarter of 2002 reflected a year-to-date adjustment as a result of the reorganization discussed in Note 1 of the Notes to the Consolidated Financial Statements. Absent this adjustment, the effective tax rate would have been 23.7% for the three months ended June 30, 2002. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the effective tax rate.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

         Net income for the first six months of 2003 was $129.0 million on revenues of $1,968.7 million compared with 2002 first six months net income of $122.7 million on revenues of $1,976.2 million. Diluted earnings per share for the 2003 six-month period were $1.39 compared to $1.30 in 2002.

REVENUES:

         Revenues for the first six months of 2003 were slightly below the first six months of 2002. Foreign currency translation increased reported revenues during the first six months of 2003 by approximately 2%.

         Year-to-date 2003 Electrical Products segment revenues were 1% less than last year, reflecting continued weakness in several of Cooper's key markets. Revenues from commercial and industrial markets were down during the six months, however retail channel sales were up, reflecting expanded market coverage by the major retailers. Revenues in Cooper's North American lighting, wiring devices and support systems businesses were impacted by continued soft commercial construction and industrial markets. The Company's power transmission and distribution equipment sales fell when compared to 2002 reflecting a reluctance by utilities to initiate discretionary capital spending. Modest improvements in selected industrial markets resulted in small revenue gains in the Company's hazardous duty and circuit protection businesses. A weak U.S. Dollar increased total Electrical Products revenues during the first six months of 2003 by approximately 2%.

         Tools & Hardware segment revenues for the first six months of 2003 were 4% above the first six months of 2002. Hand tools sales were up modestly compared with the prior year due to higher demand in the retail market. Power tools experienced growth in European-based industrial power tools and assembly equipment markets. A weak U.S. Dollar increased total Tools & Hardware revenues during the first six months of 2003 by approximately 4%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 70.7% for the first six months of 2003 compared to 71.8% for the comparable 2002 period. The decrease in the cost of sales percentage was due primarily to the Company's continued cost reduction efforts.

         Electrical Products segment cost of sales, as a percentage of revenues, was 70.0% for the first six months of 2003 compared to 71.4% for the first six months of 2002. The decrease in the cost of sales percentage was primarily a result of the continued focus on adjusting our cost structure and productivity improvements. Tools & Hardware segment cost of sales, as a percentage of revenues, was 74.6% for the first six months of 2003 compared to 75.7% for the first six months of 2002. The decline in cost of sales percentage reflects the impact of cost reduction initiatives implemented to more closely align the cost structure with current demand levels, partially offset by unfavorable sales mix and higher insurance, pension and employee benefit expenses.

         Selling and administrative expenses, as a percentage of revenues, for the first six months of 2003 were 19.7% compared to 18.4% for the first six months of 2002. The increase in the selling and administrative expenses percentage reflects the impact of increases in pension, medical, insurance and stock-based compensation expenses.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2003 were 17.3% compared to 16.5% for the first six months of 2002. The increase in the selling and administrative expenses percentage is attributable to a 1% decline in revenues, higher employee benefits-related costs and increased sales and marketing costs resulting from initiatives to expand market share. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2003 were 21.2% compared to 21.3% for the first six months of 2002. The decrease in the selling and administrative expenses percentage reflects increased leveraging of costs offset by a modest increase in expenses, particularly related to employee benefits.

         Interest expense, net for the first six months of 2003 increased $5.3 million from the 2002 first six months as a result of higher average interest rates on lower average debt balances. Average debt balances were $1.36 billion and $1.42 billion and average interest rates were 6.0% and 4.9% for the first six months of 2003 and 2002, respectively. The increase in average interest rates primarily resulted from the Company's replacement in 2002 of substantially all variable rate commercial paper borrowings with long-term fixed-rate debt.

OPERATING EARNINGS:

         Year-to-date 2003 operating earnings for the Electrical Products segment were $209.5 million compared to $199.7 million for the same period of last year. The increase from prior year was primarily due to the improvement in margins as a result of cost reduction and productivity actions targeting manufacturing costs, partially offset by increased insurance, pension and employee benefit expenses and investments in sales and marketing initiatives.

         Tools & Hardware segment operating earnings were $13.5 million for the first six months of 2003, compared to $9.3 million for the same period of 2002. The increased operating earnings largely reflect the increase in revenues and the impact of the Company's cost control and manufacturing rationalization efforts, partially offset by unfavorable product mix and higher insurance, pension and employee benefit expenses.

         Year-to-date General Corporate expense increased $19.1 million to $32.9 million during the first six months of 2003 compared to $13.8 million during the first six months of 2002. During the first six months of 2002, General Corporate expense was reduced by income of $6.0 million under the agreement with Belden, discussed previously. The remaining increase in General Corporate expense resulted primarily from increased insurance, employee benefits and stock-based compensation expenses.

INCOME TAXES:

         Taxes on income decreased primarily as a result of the reorganization as discussed in Note 1 of the Notes to the Consolidated Financial Statements. The effective tax rate was 21.7% for the six months ended June 30, 2003 and 23.7% for the six months ended June 30, 2002. Excluding the impact of the reversal of the restructuring accrual, the effective tax rate was 20% for the six months ended June 30, 2003. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the effective tax rate.

RESTRUCTURING:

         During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper's workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management's ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets are being sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. Of the $24.1 million of charges resulting in cash expenditures, $10.9 million remained to be expended at June 30, 2003.

         The following table reflects activity related to the fourth quarter 2002 restructuring charge.

                                                                  FACILITIES
                                      NUMBER OF     ACCRUED       CLOSURE AND
                                      EMPLOYEES    SEVERANCE    RATIONALIZATION
                                      ----------   ----------   ---------------
                                                        ($ in millions)
2002 Restructuring charge .........        1,206   $     18.3     $     20.8
Asset write-offs ..................            -            -          (15.0)
Employees terminated ..............         (184)           -              -
Cash expenditures .................            -         (2.1)             -
                                      ----------   ----------     ----------
Balance at December 31, 2002 ......        1,022         16.2            5.8
Employees terminated ..............         (675)           -              -
Cash expenditures .................            -        (10.6)          (0.5)
                                      ----------   ----------     ----------
Balance at June 30, 2003 ..........          347   $      5.6     $      5.3
                                      ==========   ==========     ==========

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

         As of June 30, 2003, Cooper anticipates incurring approximately $8.6 million related to facility exit costs and disruption of operations under the 2002 facility closure and production rationalization plan that could not be accrued. These costs are principally related to production inefficiencies and equipment and personnel relocation and will be expensed as incurred. Cooper estimates that the earnings impact in 2003 from these actions will be approximately $5 million in pretax savings, the majority of which will benefit the second half of the year. The majority of the cost savings will be realized beginning in 2004 as the facility closures and rationalizations become finalized. It is expected that the pretax savings will exceed $35 million and will largely be reflected as lower cost of sales.

         During the fourth quarter of 2001, Cooper recorded a restructuring charge that resulted in certain future cash expenditures. Cooper recorded a $7.1 million accrual for severance and other costs associated with the consolidation or closure of certain Electrical Products segment facilities as a result of management's review and modification of their assessment of required production and distribution facilities and capacity, in consideration of depressed demand levels. A total of 77 salaried and 196 hourly positions were scheduled to be eliminated in 2002 as a result of these planned consolidation actions. Also during the fourth quarter of 2001, Cooper recorded a provision of $36.0 million for financial advisory, legal and other external costs associated with the Company's review of strategic alternatives. These charges resulted in restructuring accruals of $41.4 million (non-cash charges were $1.7 million).

         The following table reflects activity related to the fourth quarter 2001 severance, facility consolidation and closure and financial advisors and other cost accruals.

                                                                           FACILITIES      FINANCIAL
                                              NUMBER OF       ACCRUED     CONSOLIDATION  ADVISORS AND
                                              EMPLOYEES      SEVERANCE     AND CLOSURE       OTHER
                                              ---------      ----------    -------------  ------------
                                                                          ($ in millions)
Facility consolidation and closure .....            291     $      3.2     $      2.2     $        -
Provision for advisors and other .......              -              -              -           36.0
Employees terminated ...................            (18)             -              -              -
Cash expenditures ......................              -           (0.2)          (0.1)          (6.0)
                                             ----------     ----------     ----------     ----------
Balance at December 31, 2001 ...........            273            3.0            2.1           30.0
Employees terminated ...................           (273)             -              -              -
Cash expenditures ......................              -           (3.0)          (2.1)         (15.7)
                                             ----------     ----------     ----------     ----------
Balance at December 31, 2002 ...........              -              -              -           14.3
Reversal of accrual ....................              -              -              -          (14.3)
                                             ----------     ----------     ----------     ----------
Balance at June 30, 2003 ...............              -     $        -     $        -     $        -
                                             ==========     ==========     ==========     ==========

         Cash expenditures were funded with cash provided by operating activities.

         In 2001, Cooper accrued $35 million reflecting the contractual amounts due to financial advisors associated with Cooper's strategic alternatives review. Cooper paid $5 million to the advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on restructuring.

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY:

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $88 million during the first six months of 2003. The increase in operating working capital for the first six months of 2003 is a result of higher receivables, reflecting the level of sales, and an increase in inventories. The increase in inventories resulted from planned inventory builds in preparation for the consolidation or closure of certain facilities and increased assembly equipment sales and backlog in the Company's power tools operations. The build in inventories was partially offset by an increase in the allowance for excess and obsolete inventories reflecting the Company's assessment of ultimate disposition in consideration of continued depressed market conditions. Operating working capital turnover (defined as annualized revenues divided by average operating working capital) for the first six months of 2003 of 3.9 turns increased from 3.8 turns in the same period of 2002 reflecting the impact of reductions in average trade receivables and inventory balances offset, in part, by a decrease in average accounts payable.

         Cash provided by operating activities was $118 million in the first half of 2003. The decline in net cash provided by operating activities compared to the first half of 2002 was driven by the receivables and inventories increases discussed above and prepayments of employee benefits partially offset by lower income taxes. Cash provided by operating activities plus $133 million of cash and cash equivalents were used to fund capital expenditures of $34 million, dividends of $65 million, share purchases of $5 million and net debt repayments of $163 million during the first half of 2003. Cash provided by operating activities of $187 million in the first half of 2002 was used to fund capital expenditures of $28 million, dividends of $65 million and share repurchases of $38 million.

         Cooper is continuing to focus on initiatives to maximize cash flows. Cooper currently anticipates a continuation of its long-term ability to annually generate in excess of $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $5.5 million and $3.7 million during the six months ended June 30, 2003 and 2002, respectively.

CAPITAL RESOURCES:

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper's debt-to-total capitalization ratio was 38.6% at June 30, 2003, 41.8% at December 31, 2002 and 39.2% at June 30, 2002.

         Cooper typically relies on commercial paper markets as its principal source of short-term financing. At June 30, 2003 and December 31, 2002, Cooper had no commercial paper outstanding and cash and cash equivalents of $168.9 million and $302.0 million, respectively.

         Cooper's practice is to back up its outstanding commercial paper with a combination of cash and committed bank credit facilities. As of June 30, 2003, the balance of these committed bank credit facilities was $450 million, which mature on November 17, 2004. Cooper did not renew its $375 million committed bank credit facility which matured April 30, 2003. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities. The credit facility agreements do not contain a material adverse change clause. The principal financial covenants in the agreements limit Cooper's debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreements.

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

         At June 30, 2003, $225 million of Cooper Ohio's existing shelf registration to issue up to $500 million of debt securities remained available.

         During August 2003, the Company entered into an interest-rate swap to effectively convert $100 million of 5.25% long-term fixed rate debt to variable rate debt at the six month LIBOR rate plus 1.90%. The swap matures concurrent with the long-term debt and has been designated as a fair-value hedge. As of the date of this filing, there have been no other material changes to Cooper's contractual obligations or other commitments as described in its Annual Report on Form 10-K for the year ended December 31, 2002.

         Subject to review and approval by the Joint Committee on Taxation of Congress, the Company has entered into a settlement with the Internal Revenue Service covering taxable years 1994-1996 which also includes final disposition of certain refund claims relating to tax years prior to 1994. As a result of this settlement, the Company expects to receive a refund of approximately $60 million including interest. As noted, issuance of the refund requires review and approval by the Joint Committee on Taxation. Consequently, the Company cannot be certain of the timing or the ultimate amount of the total refund payment. As of the date of this filing, the Company anticipates payment to be received as early as the fourth quarter of 2003.

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                                             JUNE 30,
                                                                               -----------------------------------
                                                                                    2003                  2002
                                                                               -------------         -------------
                                                                                          (in millions)
Electrical Products.........................................................   $       239.1         $       250.8
Tools & Hardware............................................................           104.3                  93.2
                                                                               -------------         -------------
                                                                               $       343.4         $       344.0
                                                                               =============         =============

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         See Note 1 of the Notes to the Consolidated Financial Statements.

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding the facilities closure and production rationalization plan and cost-reduction programs, pending tax refunds, resolution of the potential liability exposure resulting from Federal-Mogul Corporation's ("Federal-Mogul") bankruptcy filing, and any statements regarding future revenues, cost and expenses, earnings, earnings per share, margins, cash flows, debt levels and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul's bankruptcy proceedings, political developments, market and economic conditions, changes in raw material and energy costs, industry competition, the net effects of Cooper's cost-reduction programs, the timing and net effects of facility closures and the magnitude of any disruptions from such closures, changes in financial markets including foreign currency rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

ITEM 4.           CONTROLS AND PROCEDURES

         As of the end of the period covered by this quarterly report, Cooper's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Cooper's disclosure controls and procedures. Based on that evaluation, Cooper's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Cooper's financial statements.

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2003, a total of 108,739 Abex Claims were filed, of which 50,689 claims have been resolved leaving 58,050 Abex Claims pending at June 30, 2003, that are the responsibility of Federal-Mogul. During the three months ended June 30, 2003, 5,438 claims were filed and 14,748 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,166 before insurance. A total of $44.0 million was spent on defense costs for the period August 28, 1998 through June 30, 2003. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

         With the assistance of independent advisors, Bates White & Ballentine, LLC, in the fourth quarter of 2001 Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White & Ballentine, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on the advisor's data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At June 30, 2003, the accrual for potential liabilities related to the Federal-Mogul bankruptcy was $76.4 million.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders was held on April 29, 2003 in Houston, Texas. Four proposals, as described in Cooper's Proxy statement dated March 14, 2003, were voted upon at the meeting. Following is a brief description of the matters voted upon and the results of voting.

         1. Proposal for the election of four directors for terms expiring in 2006:

                     Ivor J. Evans   Clifford J. Grum   Ralph E. Jackson, Jr.  James R. Wilson
                     -------------   ----------------   ---------------------  ---------------
Votes For:            82,260,097        82,205,967          74,810,551           74,716,792
Votes Withheld:        2,367,111         2,421,241           9,816,657            9,910,416

         2. Proposal to appoint Ernst & Young LLP as independent auditors for 2003:

                  Votes For:                82,219,640
                  Votes Against:             1,708,816
                  Abstain:                     698,752
                  Non-Vote:                          -

         3. Proposal relating to social and environmental issues concerning sustainability:

                  Votes For:                29,050,738
                  Votes Against:            36,546,041
                  Abstain:                  10,004,539
                  Non-Vote:                  9,025,890

         4.       Proposal to change Cooper's jurisdiction of incorporation:

                  Votes For:                 8,470,327
                  Votes Against:            65,317,781
                  Abstain:                   1,813,210
                  Non-Vote:                  9,025,890

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Cooper Industries, Ltd. Amended and Restated Directors' Retainer Fee Stock Plan (as Amended and Restated April 1,
                  2003).

         10.2 Amended and Restated Cooper Industries, Ltd. Directors' Stock Plan (as Amended and Restated April 29, 2003).

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 1998 and the Six Months Ended June 30, 2003 and 2002.

         23.      Consent of Bates White & Ballentine, LLC.

         31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         Cooper furnished the following reports on Form 8-K during the second quarter of 2003:

         - Form 8-K dated April 1, 2003, which furnished a copy of a press release announcing a board of directors change.

         - Form 8-K dated April 24, 2003, which furnished a copy of a press release containing Cooper's financial results for the quarter ended March 31, 2003 and "Sales Trends" information to be posted on Cooper's website.

         - Form 8-K dated April 29, 2003, which furnished a copy of a press release announcing the election of new directors and annual meeting results.

         - Form 8-K dated May 23, 2003, which furnished "Sales Trends" information to be posted on Cooper's website.

         - Form 8-K dated June 19, 2003, which furnished "Sales Trends" information to be posted on Cooper's website.

         - Form 8-K dated June 19, 2003, which furnished a copy of a press release announcing key organization changes.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Cooper Industries, Ltd.
                                           -------------------------------------
                                                          (Registrant)

Date: August 13, 2003                      /s/ Terry A. Klebe
                                           -------------------------------------
                                           Terry A. Klebe
                                           Senior Vice President and
                                             Chief Financial Officer

Date: August 13, 2003                      /s/ Jeffrey B. Levos
                                           -------------------------------------
                                           Jeffrey B. Levos
                                           Vice President and Controller and
                                             Chief Accounting Officer

                                  Exhibit Index

Exhibit No.

10.1 Cooper Industries, Ltd. Amended and Restated Directors' Retainer Fee Stock Plan (as Amended and Restated April 1, 2003).

10.2 Amended and Restated Cooper Industries, Ltd. Directors' Stock Plan (as Amended and Restated April 29, 2003).

12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 1998 and the Six Months Ended June 30, 2003 and 2002.

23.      Consent of Bates White & Ballentine, LLC.

31.1     Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2     Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

32.2     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.