Form 10-Q
period 2003-09-30
COOPER INDUSTRIES LTD
filed 2003-11-14
CIK 1141982

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


Commission File Number                            1-31330
                                -----------------------------------------------


                             Cooper Industries, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Bermuda                                           98-0355628
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


         600 Travis, Suite 5800                           Houston, Texas 77002
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (713) 209-8400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

Yes    [X]       No    [ ]

Number of registrant's common stock outstanding as of October 31, 2003 was 93,351,931 Class A common shares that are held by the public, 173,317 Class A common shares that are held by the issuer's subsidiary, Cooper Industries, Inc., and 56,630,369 Class B common shares that are held by Cooper Industries, Inc.

PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, LTD.
                         CONSOLIDATED INCOME STATEMENTS

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                        --------------------------------   -------------------------------
                                                             2003             2002              2003              2002
                                                        -------------    -------------     -------------     -------------
                                                                          (in millions, where applicable)
Revenues.............................................   $     1,048.7     $      999.3     $     3,017.4     $     2,975.5

Cost of sales........................................           744.8            710.3           2,136.2           2,128.3
Selling and administrative expenses..................           197.3            186.5             584.5             549.5
Restructuring........................................             -                -               (14.3)              -
                                                        -------------    -------------     -------------     -------------
    Operating earnings...............................           106.6            102.5             311.0             297.7
Interest expense, net................................            18.3             19.6              57.9              53.9
                                                        -------------    -------------     -------------     -------------
    Income before income taxes.......................            88.3             82.9             253.1             243.8
Income taxes.........................................            17.7             19.7              53.5              57.9
                                                        -------------    -------------     -------------     -------------
    Net income.......................................   $        70.6     $       63.2     $       199.6     $       185.9
                                                        =============     ============     =============     =============
Income per common share:
    Basic............................................   $         .76     $        .68     $        2.16     $        1.99
                                                        ==============    =============    =============     =============
    Diluted..........................................   $         .75     $        .68     $        2.14     $        1.98
                                                        ==============    =============    =============     =============

Cash dividends per common share......................   $         .35     $        .35     $        1.05     $        1.05
                                                        ==============    =============    =============     =============

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                                         2003                  2002
                                                                                      -----------         ------------
                                      ASSETS                                                    (in millions)

Cash and cash equivalents........................................................     $     293.9          $     302.0
Receivables......................................................................           805.7                706.7
Inventories......................................................................           568.3                580.5
Deferred income taxes and other current assets...................................           119.5                 99.8
                                                                                      -----------          -----------
         Total current assets....................................................         1,787.4              1,689.0
                                                                                      -----------          -----------
Property, plant and equipment, less accumulated depreciation.....................           716.3                750.2
Goodwill.........................................................................         2,022.4              1,996.2
Deferred income taxes and other noncurrent assets................................           211.1                252.5
                                                                                      -----------          -----------
         Total assets............................................................     $   4,737.2          $   4,687.9
                                                                                      ===========          ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt..................................................................     $       8.0          $       4.1
Accounts payable.................................................................           328.4                312.2
Accrued liabilities..............................................................           430.9                489.4
Current maturities of long-term debt.............................................             0.5                153.8
                                                                                      -----------          -----------
         Total current liabilities...............................................           767.8                959.5
                                                                                      -----------          -----------
Long-term debt...................................................................         1,308.4              1,280.7
Postretirement benefits other than pensions......................................           183.3                189.1
Other long-term liabilities......................................................           303.3                256.2
                                                                                      -----------          -----------
         Total liabilities.......................................................         2,562.8              2,685.5
                                                                                      -----------          -----------
Common stock, $.01 par value ....................................................             0.9                  0.9
Capital in excess of par value...................................................           482.0                422.7
Retained earnings................................................................         1,846.7              1,744.2
Accumulated other nonowner changes in equity.....................................          (155.2)              (165.4)
                                                                                      -----------          -----------
         Total shareholders' equity..............................................         2,174.4              2,002.4
                                                                                      -----------          -----------
         Total liabilities and shareholders' equity..............................     $   4,737.2          $   4,687.9
                                                                                      ===========          ===========

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                  -----------------------------------
                                                                                        2003                2002
                                                                                  ---------------     ---------------
                                                                                              (in millions)
Cash flows from operating activities:
    Net income..................................................................  $         199.6     $         185.9

Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization...............................................             91.6                91.7
    Deferred income taxes.......................................................             61.6                (2.2)
    Restructuring charge payments...............................................            (15.0)              (20.4)
    Changes in assets and liabilities: (1)
        Receivables.............................................................            (81.2)               (0.3)
        Inventories.............................................................             23.4                63.5
        Accounts payable and accrued liabilities................................            (25.6)              (56.1)
        Other assets and liabilities, net.......................................              1.2                42.9
                                                                                  ---------------     ---------------
              Net cash provided by operating activities.........................            255.6               305.0

Cash flows from investing activities:
    Capital expenditures........................................................            (53.9)              (43.1)
    Capital paid for acquired businesses........................................              -                  (1.1)
    Proceeds from sales of property, plant and equipment and other..............              9.9                 5.1
                                                                                  ---------------     ---------------
              Net cash used in investing activities.............................            (44.0)              (39.1)

Cash flows from financing activities:
    Proceeds from issuances of debt.............................................              4.3               333.3
    Repayments of debt..........................................................           (170.8)             (396.6)
    Debt issuance costs.........................................................              -                  (2.1)
    Dividends...................................................................            (97.1)              (97.5)
    Acquisition of treasury shares..............................................              -                 (37.9)
    Subsidiary purchase of parent shares........................................             (5.4)              (35.4)
    Activity under employee stock plans and other...............................             41.4                 2.7
                                                                                  ---------------     ---------------
              Net cash used in financing activities.............................           (227.6)             (233.5)
Effect of exchange rate changes on cash and cash equivalents....................              7.9                (0.3)
                                                                                  ---------------     ---------------
Increase (decrease) in cash and cash equivalents................................             (8.1)               32.1
Cash and cash equivalents, beginning of period..................................            302.0                11.5
                                                                                  ---------------     ---------------
Cash and cash equivalents, end of period........................................  $         293.9     $          43.6
                                                                                  ===============     ===============

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

         Recently Issued Accounting Standards - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (the "Interpretation"), an interpretation of Accounting Research Bulletin No. 51. The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. For variable interest entities created before February 1, 2003 the Interpretation is effective during the first interim period ending after December 15, 2003. Cooper has evaluated the effects of adopting the Interpretation and has concluded it will have no effect on Cooper's consolidated results of operations, financial position or cash flows.

NOTE 2.  STOCK-BASED COMPENSATION

         Under Cooper stock option plans, officers, directors and key employees may be granted options to purchase Cooper's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable ratably over a three-year period commencing one year from the grant date and have a maximum term of ten years. The plans also provide for the granting of performance-based stock awards and restricted stock awards to certain key executives that generally vest over periods ranging from three to five years. Cooper also has an Employee Stock Purchase Plan which provides employees an option to purchase common stock at a price that is the lesser of 85% of the market value on the offering date or 85% of the market value on the purchase date. There is currently no outstanding offering under the Plan.

         Effective January 1, 2003, Cooper adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended. Cooper utilized the prospective method of adoption. Cooper accounts for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB No. 25"). SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options granted in 2003 was estimated using the Black-Scholes option-pricing model. The fair value of restricted stock and performance-based awards granted in 2003 was measured at the market price on the grant date. Total stock-based compensation expense was $7.6 million for the nine months ended September 30, 2003. Previously accrued stock-based compensation of $1.7 million related to performance based awards was reversed to income during the nine months ended September 30, 2002 as it was determined that certain performance targets would not be met.

         The following table presents pro forma income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                     --------------------------------       ------------------------------
                                                          2003              2002                2003             2002
                                                     ---------------    -------------       -------------    -------------
                                                                                (in millions)
Net income, as reported.........................       $      70.6        $     63.2          $    199.6       $    185.9
Add:  Stock-based employee compensation
  expense included in reported net income,
  net of  related tax effects...................               1.7               -                   4.5             (1.0)
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects....................              (3.9)             (4.7)              (12.0)            (9.0)
                                                     ---------------    -------------       -------------    -------------

Pro forma net income............................       $      68.4        $     58.5          $    192.1       $    175.9
                                                     ===============    =============       =============    =============

Earnings per share:
     Basic - as reported........................       $       .76        $      .68          $     2.16       $     1.99
     Basic - pro forma..........................       $       .74        $      .63          $     2.08       $     1.88
     Diluted - as reported......................       $       .75        $      .68          $     2.14       $     1.98
     Diluted - pro forma........................       $       .73        $      .63          $     2.07       $     1.88

NOTE 3.  ACQUISITIONS

         During the first nine months of 2002, Cooper paid $1.1 million related to previously acquired businesses. The terms of a previous acquisition agreement provided for additional consideration to be paid if earnings of the acquired businesses exceeded certain targeted levels.

NOTE 4.  INVENTORIES

                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                       2003                 2002
                                                                                   -----------          -----------
                                                                                             (in millions)

Raw materials................................................................      $     183.3          $     184.3
Work-in-process..............................................................            127.3                 99.5
Finished goods...............................................................            349.5                389.1
Perishable tooling and supplies..............................................             20.6                 20.8
                                                                                   -----------          -----------
                                                                                         680.7                693.7
Allowance for excess and obsolete inventory..................................            (45.4)               (41.0)
Excess of current standard costs over LIFO costs.............................            (67.0)               (72.2)
                                                                                   -----------          -----------
           Net inventories...................................................      $     568.3          $     580.5
                                                                                   ===========          ===========

NOTE 5.  LONG-TERM DEBT

         At September 30, 2003, $225 million of Cooper Ohio's existing shelf registration to issue up to $500 million of debt securities remained available.

NOTE 6.  COMMON STOCK

         At September 30, 2003, 93,155,964 Class A common shares, $.01 par value were issued and outstanding (excluding 342,710 Class A common shares held by Cooper Ohio) compared to 91,709,144 Class A common shares, $.01 par value (excluding 1,519,214 Class A common shares held by Cooper Ohio) at December 31, 2002. During the first nine months of 2003, Cooper issued 1,599,320 Class A common shares, including 1,329,004 shares held by Cooper Ohio, primarily in connection with employee benefit plans and Cooper's dividend reinvestment program. During the first nine months of 2003, Cooper Ohio purchased 152,500 Cooper Class A common shares for $5.4 million. The share purchases are recorded by Cooper Ohio as an investment in its parent company that is eliminated in consolidation.

         Cooper Ohio owns all the issued and outstanding Cooper Class B common shares. Cooper Ohio's investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Cooper Class A common shares, a like dividend shall be declared and paid on the Cooper Class B common shares in an equal amount per share. During the first nine months of 2003, Cooper Ohio waived its rights to receive the regular quarterly dividends of $.35 per share (or an aggregate of $60.8 million) from its parent, Cooper, on all shares held.

NOTE 7.  SEGMENT INFORMATION

                                                                                  REVENUES
                                                          ---------------------------------------------------------
                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ---------------------------   ---------------------------
                                                             2003           2002           2003           2002
                                                          ------------   ------------   ------------  -------------
                                                                               (in millions)
Electrical Products...................................     $   861.2      $   844.6      $  2,504.4    $  2,507.4
Tools & Hardware......................................         187.5          154.7           513.0         468.1
                                                          ------------   ------------   ------------  -------------
   Total revenues.....................................     $ 1,048.7      $   999.3      $  3,017.4    $  2,975.5
                                                          ============   ============   ============  =============

                                                                             OPERATING EARNINGS
                                                          ---------------------------------------------------------
                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ---------------------------   ---------------------------
                                                             2003           2002           2003           2002
                                                          ------------   ------------   ------------  -------------
                                                                               (in millions)
Electrical Products...................................     $   115.2      $   104.8      $   324.7     $   304.5
Tools & Hardware......................................           9.0            7.4           22.5          16.7
                                                          ------------   ------------   ------------  -------------
   Segment operating earnings.........................         124.2          112.2          347.2         321.2
Restructuring.........................................             -              -          (14.3)            -
General Corporate expenses............................          17.6            9.7           50.5          23.5
                                                          ------------   ------------   ------------  -------------
   Total operating earnings...........................         106.6          102.5          311.0         297.7
Interest expense, net.................................          18.3           19.6           57.9          53.9
                                                          ------------   ------------   ------------  -------------
Income before income taxes............................     $    88.3      $    82.9      $   253.1     $   243.8
                                                          ============   ============   ============  =============

NOTE 8.  INCOME TAXES

         The reconciliation between the income tax rate computed by applying the U.S. Federal statutory rate and the worldwide tax rate is presented below.

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ---------------------------   ---------------------------
                                                             2003           2002           2003           2002
                                                          ------------   ------------   ------------  -------------
    U.S. Federal statutory rate.......................         35.0%          35.0%          35.0%         35.0%
    State and local income taxes......................          2.7            2.5            2.7           2.5
    Non U.S. Operations...............................        (16.0)         (12.1)         (16.0)        (12.1)
    Extraterritorial income exclusion.................         (1.2)          (1.3)          (1.2)         (1.3)
    Tax credits.......................................         (0.2)          (0.2)          (0.2)         (0.2)
    Restructuring.....................................          -              -              1.1           -
    Other.............................................         (0.3)          (0.1)          (0.3)         (0.1)
                                                          ------------   ------------   ------------  -------------
         Effective tax rate ..........................         20.0%          23.8%          21.1%         23.8%
                                                          ============   ============   ============  =============

         Subject to review and approval by the Joint Committee on Taxation of Congress, Cooper entered into a settlement with the Internal Revenue Service covering taxable years 1994-1996 which also included final disposition of certain refund claims relating to tax years prior to 1994. During October 2003, Cooper received a refund of $75.9 million including interest. Cooper is currently analyzing the components of the settlement and anticipates that as a result of the settlement there will not be a significant impact on the Company's effective tax rate and that net interest income in the range of $20 million to $29 million may be recognized in the fourth quarter of 2003.

NOTE 9.  NET INCOME PER COMMON SHARE

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ---------------------------   ---------------------------
                                                             2003           2002           2003           2002
                                                          ------------   ------------   ------------  -------------
BASIC:                                                                         (in millions)
Net income applicable to common stock.................     $    70.6      $    63.2      $   199.6     $   185.9
                                                          ============   ============   ============  =============
Weighted average common shares outstanding............          92.7           93.0           92.3          93.4
                                                          ============   ============   ============  =============
DILUTED:

Net income applicable to common stock.................     $    70.6      $    63.2      $   199.6     $   185.9
                                                          ============   ============   ============  =============
Weighted average common shares outstanding............          92.7           93.0           92.3          93.4

Incremental shares from assumed conversions:

    Options, performance-based stock
       awards and other employee awards...............           1.4            0.2            0.8           0.7
                                                          ------------   ------------   ------------  -------------
Weighted average common shares
    and common share equivalents......................          94.1           93.2           93.1          94.1
                                                          ============   ============   ============  =============

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 10. NET INCOME AND OTHER NONOWNER CHANGES IN EQUITY

         The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                  ---------------------------------    ---------------------------------
                                                       2003              2002               2003              2002
                                                  ---------------   ---------------    ---------------   ---------------
                                                                              (in millions)
Net income....................................      $      70.6       $      63.2        $     199.6       $     185.9
Foreign currency translation gains and
    (losses)..................................             (1.2)             (5.6)              12.3              (8.7)
Change in fair value of derivatives...........              0.9              (0.3)              (2.1)              0.1
                                                  ---------------   ---------------    ---------------   ---------------
Net income and other nonowner
    changes in equity.........................      $      70.3       $      57.3        $     209.8       $     177.3
                                                  ===============   ===============    ===============   ===============

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

                                                                                                          FACILITIES
                                                            NUMBER OF                ACCRUED             CLOSURE AND
                                                            EMPLOYEES               SEVERANCE          RATIONALIZATION
                                                       --------------------     ------------------     -----------------
                                                                                            ($ in millions)
2002 Restructuring charge.........................            1,206                  $   18.3               $   20.8
Asset write-offs..................................                -                       -                    (15.0)
Employees terminated..............................             (184)                      -                      -
Cash expenditures.................................                -                      (2.1)                   -
                                                       --------------------     ------------------     -----------------
Balance at December 31, 2002......................            1,022                      16.2                    5.8
Employees terminated..............................             (943)                      -                      -
Cash expenditures.................................                -                     (13.3)                  (1.7)
                                                       --------------------     ------------------     -----------------
Balance at September 30, 2003.....................               79                  $    2.9               $    4.1
                                                       ====================     ==================     =================

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

         See "Restructuring" in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

NOTE 12. ASBESTOS LIABILITIES

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2003, a total of 113,396 Abex Claims were filed, of which 51,214 claims have been resolved leaving 62,182 Abex Claims pending at September 30, 2003, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2003, 4,657 claims were filed and 525 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,206 before insurance. A total of $47.2 million was spent on defense costs for the period August 28, 1998 through September 30, 2003. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

         With the assistance of independent advisors, Bates White, LLC, in the fourth quarter of 2001 Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on the advisor's data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At September 30, 2003, the accrual for potential liabilities related to the Federal-Mogul bankruptcy was $70.7 million.

NOTE 13. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed rate debt to variable rate debt at the six-month LIBOR rate plus 1.9% (with semi-annual reset). The notional principal amount and maturity dates of the interest-rate swaps match the underlying long-term debt. Cooper accounts for the interest-rate swaps as fair value hedges. During the three months ended September 30, 2003, Cooper recognized a $0.8 million reduction of interest expense, net related to the interest-rate swaps.

NOTE 14. CONSOLIDATING FINANCIAL INFORMATION

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

                        CONSOLIDATING INCOME STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                  (in millions)

                                                            COOPER           OTHER        CONSOLIDATING
                                           COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                       -----------------------------------------------------------------------------------

Revenues..............................    $      -        $       72.9     $       980.8     $    (5.0)      $  1,048.7
Cost of sales.........................           -                48.5             701.3          (5.0)           744.8
Selling and administrative expenses...           1.7              26.5             169.1           -              197.3
Interest expense, net.................          (0.1)             12.9               5.5           -               18.3
Equity in earnings of subsidiaries,
     net of tax.......................          78.5              92.8              32.7        (204.0)             -
Intercompany income (expense)........            0.2             (76.4)             82.7          (6.5)             -
                                       -----------------------------------------------------------------------------------
     Income before income taxes.......          77.1               1.4             220.3        (210.5)            88.3
Income tax expense (benefit)..........           -               (31.3)             49.0           -               17.7
                                       -----------------------------------------------------------------------------------
    Net income........................    $     77.1      $       32.7     $       171.3     $  (210.5)      $     70.6
                                       ===================================================================================

                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                  (in millions)

                                                            COOPER           OTHER        CONSOLIDATING
                                           COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                       -----------------------------------------------------------------------------------
Revenues..............................    $      -        $       70.8     $       933.0     $    (4.5)      $    999.3
Cost of sales.........................           -                43.6             671.2          (4.5)           710.3
Selling and administrative expenses...           1.1              22.0             163.4           -              186.5
Interest expense, net.................           -                14.1               5.5           -               19.6
Equity in earnings of subsidiaries,
     net of tax.......................          64.0              89.3              19.3        (172.6)             -
Intercompany income (expense).........           0.6            (107.9)            107.6          (0.3)             -
                                       -----------------------------------------------------------------------------------
     Income (loss) before income taxes          63.5             (27.5)            219.8        (172.9)            82.9
Income tax expense (benefit)..........           -               (46.8)             66.5           -               19.7
                                       -----------------------------------------------------------------------------------
    Net income........................    $     63.5      $       19.3     $       153.3     $  (172.9)      $     63.2
                                       ===================================================================================

                         CONSOLIDATING INCOME STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (in millions)

                                                            COOPER           OTHER        CONSOLIDATING
                                           COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                       -----------------------------------------------------------------------------------
Revenues..............................    $        -      $      210.3     $     2,822.1     $     (15.0)    $  3,017.4
Cost of sales.........................             -             138.8           2,012.4           (15.0)       2,136.2
Selling and administrative expenses...             5.6            76.0             502.9             -            584.5
Restructuring.........................             -             (14.3)              -               -            (14.3)
Interest expense, net.................            (0.2)           42.0              16.1             -             57.9
Equity in earnings of subsidiaries,
     net of tax.......................           212.0           274.3              75.5          (561.8)           -
Intercompany income (expense).........             0.5          (262.4)            269.4            (7.5)           -
                                       -----------------------------------------------------------------------------------
     Income (loss) before income taxes           207.1           (20.3)            635.6          (569.3)         253.1
Income tax expense (benefit)..........             -             (95.8)            149.3             -             53.5
                                       -----------------------------------------------------------------------------------
     Net income.......................    $      207.1    $       75.5     $       486.3     $    (569.3)    $    199.6
                                       ===================================================================================


                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (in millions)

                                                            COOPER           OTHER        CONSOLIDATING
                                           COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                       -----------------------------------------------------------------------------------
Revenues..............................    $        -      $      212.8     $     2,776.1     $     (13.4)    $  2,975.5
Cost of sales.........................             -             132.1           2,009.6           (13.4)       2,128.3
Selling and administrative expenses...             1.2            61.9             486.4             -            549.5
Interest expense, net.................             -              38.1              15.8             -             53.9
Equity in earnings of subsidiaries,
  net of tax..........................            83.6           262.0              19.3          (364.9)             -
Intercompany income (expense).........            66.0          (268.8)            203.1            (0.3)             -
                                       -----------------------------------------------------------------------------------
     Income (loss) before income taxes           148.4           (26.1)            486.7          (365.2)         243.8
Income tax expense (benefit)..........             -             (83.2)            141.1             -             57.9
                                       -----------------------------------------------------------------------------------
    Net income........................    $      148.4    $       57.1     $       345.6     $    (365.2)    $    185.9
                                       ===================================================================================

                          CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2003
                                  (in millions)

                                                            COOPER           OTHER        CONSOLIDATING
                                           COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                       -----------------------------------------------------------------------------------
Cash and cash equivalents.............    $       36.9    $      182.2     $        74.8    $        -       $    293.9
Receivables...........................             -              60.0             745.7             -            805.7
Intercompany receivables..............           464.2             -               535.0          (999.2)           -
Inventories...........................             -              11.3             557.0             -            568.3
Deferred income taxes and other
    current assets....................             2.2            78.2              39.1             -            119.5
                                       -----------------------------------------------------------------------------------
       Total current assets...........           503.3           331.7           1,951.6          (999.2)       1,787.4
                                       -----------------------------------------------------------------------------------
Property, plant and equipment, less
    accumulated depreciation..........             -              55.4             660.9             -            716.3
Goodwill..............................             -              41.4           1,981.0             -          2,022.4
Investment in subsidiaries............         2,533.8         5,749.2              54.0        (8,337.0)           -
Investment in parent..................             -           2,331.8               -          (2,331.8)           -
Intercompany notes receivable.........             0.5            84.6           4,751.8        (4,836.9)           -
Deferred income taxes and other
    noncurrent assets.................             -             160.4              50.7             -            211.1
                                       -----------------------------------------------------------------------------------
       Total assets...................    $    3,037.6    $    8,754.5     $     9,450.0    $  (16,504.9)    $  4,737.2
                                       ===================================================================================



Short-term debt.......................    $        -      $        -       $         8.0    $        -       $      8.0
Accounts payable......................            32.6            26.9             268.9             -            328.4
Accrued liabilities...................             1.1           166.1             263.7             -            430.9
Intercompany payables.................             -             999.2               -            (999.2)           -
Current maturities of long-term debt..             -               -                 0.5             -              0.5
                                       -----------------------------------------------------------------------------------
       Total current liabilities......            33.7         1,192.2             541.1          (999.2)         767.8
                                       -----------------------------------------------------------------------------------
Long-term debt........................             -             924.3             384.1             -          1,308.4
Intercompany notes payable............             -           4,751.8              85.1        (4,836.9)           -
Other long-term liabilities...........             -             329.9             156.7             -            486.6
                                       -----------------------------------------------------------------------------------
       Total liabilities..............            33.7         7,198.2           1,167.0        (5,836.1)       2,562.8
                                       -----------------------------------------------------------------------------------
Class A common stock..................             0.9             -                 -               -              0.9
Class B common stock..................             0.6             -                 -              (0.6)           -
Subsidiary common stock...............             -               -               141.0          (141.0)           -
Capital in excess of par value........         2,804.9             0.4           7,036.7        (9,360.0)         482.0
Retained earnings.....................           222.2         1,711.1           1,273.3        (1,359.9)       1,846.7
Accumulated other nonowner changes
   in equity..........................           (24.7)         (155.2)           (168.0)          192.7         (155.2)
                                       -----------------------------------------------------------------------------------
       Total shareholders' equity.....         3,003.9         1,556.3           8,283.0       (10,668.8)       2,174.4
                                       -----------------------------------------------------------------------------------
       Total liabilities and
       shareholders' equity...........    $    3,037.6    $    8,754.5     $     9,450.0    $  (16,504.9)    $  4,737.2
                                       ===================================================================================

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2002
                                  (in millions)

                                                              COOPER           OTHER       CONSOLIDATING
                                             COOPER            OHIO        SUBSIDIARIES     ADJUSTMENTS        TOTAL
                                         ---------------------------------------------------------------------------------
Cash and cash equivalents................   $       33.9     $      244.3    $       23.8    $        -       $    302.0
Receivables..............................            0.2             65.3           641.2             -            706.7
Intercompany receivables.................          462.9              -             252.0          (714.9)           -
Inventories..............................            -               19.9           560.6             -            580.5
Deferred income taxes and other
   current assets........................            1.0             71.9            26.9             -             99.8
                                         ---------------- ----------------------------------------------------------------
      Total current assets...............          498.0            401.4         1,504.5          (714.9)       1,689.0
                                         ---------------- ----------------------------------------------------------------
Property, plant and equipment, less
   accumulated depreciation..............            -               53.9           696.3             -            750.2
Goodwill.................................            -               41.4         1,954.8             -          1,996.2
Investment in subsidiaries...............        2,412.5          5,401.6           (31.7)       (7,782.4)           -
Investment in parent.....................            -            2,377.8             -          (2,377.8)           -
Intercompany notes receivable............            0.1             80.3         6,305.1        (6,385.5)           -
Deferred income taxes and other
   noncurrent assets.....................            -              204.2            48.3             -            252.5
                                         ---------------- ----------------------------------------------------------------
      Total assets.......................   $    2,910.6     $    8,560.6    $   10,477.3    $  (17,260.6)    $  4,687.9
                                         =================================================================================

Short-term debt..........................   $        -       $        -      $        4.1    $        -       $      4.1
Accounts payable.........................           32.1             40.9           239.2             -            312.2
Accrued liabilities......................            0.7            200.7           288.0             -            489.4
Intercompany payables....................            -              714.9             -            (714.9)           -
Current maturities of long-term debt.....            -              153.2             0.6             -            153.8
                                         ---------------------------------------------------------------------------------
      Total current liabilities..........           32.8          1,109.7           531.9          (714.9)         959.5
                                         ---------------------------------------------------------------------------------
Long-term debt...........................            -              933.4           347.3             -          1,280.7
Intercompany notes payable...............            -            4,751.8         1,633.7        (6,385.5)           -
Other long-term liabilities..............            -              295.1           150.2             -            445.3
                                         ---------------------------------------------------------------------------------
      Total liabilities..................           32.8          7,090.0         2,663.1        (7,100.4)       2,685.5
                                         ---------------------------------------------------------------------------------
Class A common stock.....................            0.9              -               -               -              0.9
Class B common stock.....................            0.6              -               -              (0.6)           -
Subsidiary common stock..................            -                -             141.0          (141.0)           -
Capital in excess of par value...........        2,799.1              0.5         7,035.6        (9,412.5)         422.7
Retained earnings........................          112.1          1,635.6           890.0          (893.5)       1,744.2
Accumulated other nonowner changes
   in equity.............................          (34.9)          (165.5)         (252.4)          287.4         (165.4)
                                         ---------------------------------------------------------------------------------
      Total shareholders' equity.........        2,877.8          1,470.6         7,814.2       (10,160.2)       2,002.4
                                         ---------------------------------------------------------------------------------
      Total liabilities and shareholders'
         equity..........................   $    2,910.6     $    8,560.6    $   10,477.3    $  (17,260.6)    $  4,687.9
                                         =================================================================================

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                        -----------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities.................     $      (5.4)    $    (195.6)    $       456.6     $       -       $    255.6

Cash flows from investing activities:
  Capital expenditures.................             -              (9.4)            (44.5)            -            (53.9)
  Loans to affiliates..................           (15.5)          (26.2)            (15.0)           56.7            -
  Repayments of loans from affiliates..            15.1            21.9              15.0           (52.0)           -
  Dividends from subsidiaries..........           101.0             2.0               -            (103.0)           -
  Other................................             -               2.5               6.4             1.0            9.9
                                        -----------------------------------------------------------------------------------
     Net cash provided by (used in)
        investing activities...........           100.6            (9.2)            (38.1)          (97.3)         (44.0)

Cash flows from financing activities:
  Proceeds from issuances of debt......             -               -                 4.3             -              4.3
  Repayments of debt...................             -            (169.7)             (1.1)            -           (170.8)
  Borrowings from affiliates...........             -              15.0              41.7           (56.7)           -
  Repayments of loans to affiliates....             -             (15.0)            (37.0)           52.0            -
  Other intercompany financing
     activities........................             3.8           277.5            (281.3)            -              -
  Dividends............................           (97.1)            -                 -               -            (97.1)
  Dividends paid to parent.............             -               -              (103.0)          103.0            -
  Subsidiary purchase of parent shares.             -              (5.4)              -               -             (5.4)
  Employee stock plan activity and
    other..............................             1.1            40.3               1.0            (1.0)          41.4
                                        -----------------------------------------------------------------------------------
     Net cash provided by (used in)
        financing activities...........           (92.2)          142.7            (375.4)           97.3         (227.6)
  Effect of exchange rate changes on
     cash and cash equivalents.........             -               -                 7.9             -              7.9
                                        -----------------------------------------------------------------------------------
  Increase (decrease) in cash and cash
     equivalents.......................             3.0           (62.1)             51.0             -             (8.1)
  Cash and cash equivalents, beginning
     of period.........................            33.9           244.3              23.8             -            302.0
                                        -----------------------------------------------------------------------------------
  Cash and cash equivalents, end of
     period............................    $       36.9    $      182.2     $        74.8     $       -       $    293.9
                                        ===================================================================================

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (in millions)

                                                             COOPER           OTHER        CONSOLIDATING
                                            COOPER            OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                        -----------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities.................     $      31.8     $    (210.9)     $      484.1     $       -       $    305.0

Cash flows from investing activities:
  Capital expenditures.................             -              (4.3)            (38.8)            -            (43.1)
  Loans to affiliates..................             -             (11.8)            (39.0)           50.8            -
  Dividends from subsidiaries..........             -               1.4               -              (1.4)           -
  Other................................             -              (0.4)              4.0             0.4            4.0
                                        -----------------------------------------------------------------------------------
     Net cash used in investing
        activities.....................             -             (15.1)            (73.8)           49.8          (39.1)

Cash flows from financing activities:
  Proceeds from issuances of debt......             -             300.0              33.3             -            333.3
  Repayments of debt...................             -            (300.4)            (96.2)            -           (396.6)
  Borrowings from affiliates...........             0.4            39.0              11.4           (50.8)           -
  Other intercompany financing
     activities........................             0.1           345.0            (345.1)            -              -
  Dividends............................           (32.2)          (65.3)              -               -            (97.5)
  Dividends paid to affiliates.........             -               -                (1.4)            1.4            -
  Acquisition of treasury shares.......             -             (37.9)              -               -            (37.9)
  Subsidiary purchase of parent shares.             -             (35.4)              -               -            (35.4)
  Employee stock plan activity and
    other..............................             -               0.6               0.4            (0.4)           0.6
                                        -----------------------------------------------------------------------------------
     Net cash provided by (used in)
        financing activities...........           (31.7)          245.6            (397.6)          (49.8)        (233.5)
  Effect of exchange rate changes on
     cash and cash equivalents.........             -               -                (0.3)            -             (0.3)
                                        -----------------------------------------------------------------------------------
  Increase in cash and cash
     equivalents.......................             0.1            19.6              12.4             -             32.1
  Cash and cash equivalents, beginning
     of period.........................             -               2.8               8.7             -             11.5
                                        -----------------------------------------------------------------------------------
  Cash and cash equivalents, end of
     period............................     $       0.1     $      22.4      $       21.1     $       -       $     43.6
                                        ===================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

         Net income for the third quarter of 2003 was $70.6 million on revenues of $1,048.7 million compared with 2002 third quarter net income of $63.2 million on revenues of $999.3 million. Third quarter diluted earnings per share were $.75 in 2003 and $.68 in 2002.

REVENUES:

         Revenues for the third quarter of 2003 grew 5% over the third quarter of 2002. Foreign currency translation increased reported revenues by approximately 2% for the 2003 third quarter.

         Revenues in Cooper's Electrical Products segment increased 2% in the third quarter of 2003 compared with the prior year's third quarter. Revenues improved in all of the Electrical Products businesses, except the support systems business, which continued to be pressured by weak non-residential construction and telecommunications markets. Cooper's hazardous duty, circuit protection and wiring devices businesses were positively impacted by activity in the industrial and electronics markets. The Company's lighting business also experienced an increase in commercial and industrial shipments. However, this improvement was somewhat offset by inventory reductions within the retail channel. International activity provided modest growth in the power transmission and distribution equipment business. European industrial markets generally remained weak, impacting the Company's European lighting and security business which, absent favorable currency translation, experienced slightly reduced sales compared to the prior year period. A weak U.S. Dollar increased total Electrical Products revenues during the quarter by approximately 1%.

         Tools & Hardware segment revenues for the quarter increased 21% from the third quarter of 2002. Power tools revenues were higher due to international shipments of automated assembly equipment systems. Hand tool revenues increased over the prior year, driven by new product introductions, primarily in the retail channel. North American industrial, automotive and commercial aircraft markets remained weak during the quarter. Currency translation increased third quarter 2003 Tools & Hardware revenues by approximately 5%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 71.0% for the third quarter of 2003 compared to 71.1% for the comparable 2002 quarter. Cooper's continued successful cost reduction efforts were partially offset by a higher proportion of lower margin Tools & Hardware revenues.

         Electrical Products segment cost of sales, as a percentage of revenues, was 69.7% for the third quarter of 2003 compared to 70.9% for the third quarter of 2002. The decrease in the cost of sales percentage was primarily a result of manufacturing cost reduction initiatives. Tools & Hardware segment cost of sales, as a percentage of revenues, was 76.9% for the third quarter of 2003 compared to 74.4% for the third quarter of 2002. The increase in cost of sales percentage reflects a higher proportion of lower margin assembly systems sales.

         Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2003 were 18.8% compared to 18.7% for the third quarter of 2002. Favorable leverage from the impact of increased revenues were offset by higher medical costs, pension expenses, insurance premiums and stock-based compensation.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2003 were 16.9% compared to 16.7% for the third quarter of 2002. The increase in selling and administrative expenses percentage is primarily due to increases in insurance and pension expenses. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2003 were 18.3% compared to 20.8% for the third quarter of 2002. The decrease in the selling and administrative expenses percentage is primarily due to the favorable leverage from higher revenues more than offsetting an increase in employee benefit-related expenses.

         Interest expense, net for the third quarter of 2003 decreased $1.3 million compared to the third quarter of 2002 primarily as a result of lower average interest rates and lower average debt balances. Average debt balances were $1.31 billion and $1.33 billion and average interest rates were 5.7% and 5.8% for the third quarter of 2003 and 2002, respectively. The decrease in average interest rates primarily resulted from the interest rate swaps discussed in Note 13 of the Notes to the Consolidated Financial Statements.

OPERATING EARNINGS:

         Electrical Products segment third quarter 2003 operating earnings increased 10% to $115.2 million from $104.8 million for the same quarter of last year. The increase from prior year was primarily due to the improvement in margins as a result of actions to reduce manufacturing costs and increase productivity, coupled with increased revenues. Partially offsetting the improvement in margins was higher costs for insurance and employee benefit programs.

         Tools & Hardware segment operating earnings were $9.0 million for the 2003 third quarter, compared to $7.4 million in the third quarter of 2002. The increased operating earnings primarily reflect higher revenues and the impact of Cooper's cost control and manufacturing rationalization efforts, partially offset by increased employee benefit-related expenses.

         General Corporate expense increased $7.9 million to $17.6 million during the third quarter of 2003 compared to $9.7 million during the third quarter of 2002. During the third quarter of 2002, General Corporate expense was reduced by income of $3.0 million under an agreement with Belden Inc. ("Belden"). In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized on a quarterly basis over substantially fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increases in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax benefit is realized. Belden can carry any loss forward twenty years to offset future taxable income. Cooper concluded that, for the third quarter of 2003, no income would be recognized under the agreement. The remaining General Corporate expense increase resulted primarily from increased employee benefit-related expenses, pension expense and stock-based compensation expense.

INCOME TAXES:

         The effective tax rate was 20.0% for the three months ended September 30, 2003 and 23.8% for the three months ended September 30, 2002. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

         Net income for the first nine months of 2003 was $199.6 million on revenues of $3,017.4 million compared with 2002 first nine months net income of $185.9 million on revenues of $2,975.5 million. Diluted earnings per share for the 2003 nine-month period were $2.14 compared to $1.98 in 2002.

REVENUES:

         Revenues for the first nine months of 2003 exceeded the first nine months of 2002 by 1%. Foreign currency translation increased reported revenues during the first nine months by approximately 2%.

         Electrical Products segment revenues for the first nine months of 2003 were slightly lower than the same period in 2002. Retail channel revenues were up modestly reflecting Cooper's alignment with major retailers. Revenues in Cooper's North American lighting, wiring devices and support systems businesses were impacted by continued soft commercial construction and industrial markets, particularly in the first half of the year. Controls over discretionary capital spending by utilities has negatively impacted the power transmission and distribution equipment market. Modest improvements in selected industrial markets resulted in modest revenue gains in Cooper's hazardous duty and circuit protection businesses. A weak U.S. Dollar increased total Electrical Products revenues during the first nine months of 2003 by approximately 2%.

         Tools & Hardware segment revenues for the first nine months of 2003 were 10% higher than the first nine months of 2002. Power tools experienced growth in European-based industrial power tools and assembly equipment markets. Hand tools sales improved over the prior year period primarily as a result of increased demand from the retail channel, driven by new product offerings. North American industrial demand declined from the previous year. A weak U.S. Dollar increased total Tools & Hardware revenues during the first nine months of 2003 by approximately 4%.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 70.8% for the first nine months of 2003 compared to 71.5% for the comparable 2002 period. The decrease in the cost of sales percentage was due primarily to Cooper's continued cost reduction efforts.

         Electrical Products segment cost of sales, as a percentage of revenues, was 69.9% for the first nine months of 2003 compared to 71.3% for the first nine months of 2002. The decrease in the cost of sales percentage was primarily a result of the continued focus on adjusting the Company's cost structure and productivity improvements. Tools & Hardware segment cost of sales, as a percentage of revenues, was 75.4% for the first nine months of 2003 compared to 75.3% for the first nine months of 2002. Cost reduction actions were offset by the higher proportion of lower margin assembly equipment revenues.

         Selling and administrative expenses, as a percentage of revenues, for the first nine months of 2003 were 19.4% compared to 18.5% for the first nine months of 2002. The increase in the selling and administrative expenses percentage reflects the impact of increases in pension, medical, insurance and stock-based compensation expenses.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2003 were 17.1% compared to 16.6% for the first nine months of 2002. The increase in the selling and administrative expenses percentage is attributable to higher employee benefits-related costs and increased sales and marketing costs resulting from initiatives to expand market share. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2003 were 20.2% compared to 21.2% for the first nine months of 2002. The decrease in the selling and administrative expenses percentage reflects increased leveraging of costs offset by a modest increase in expenses, particularly related to employee benefits.

         Interest expense, net for the first nine months of 2003 increased $4.0 million compared to the first nine months of 2002 primarily as a result of higher average interest rates on lower average debt balances. Average debt balances were $1.34 billion and $1.39 billion and average interest rates were 5.9% and 5.2% for the first nine months of 2003 and 2002, respectively. The increase in average interest rates primarily resulted from Cooper's replacement in 2002 of substantially all variable rate commercial paper borrowings with long-term fixed-rate debt.

OPERATING EARNINGS:

         Year-to-date 2003 operating earnings for the Electrical Products segment were $324.7 million compared to $304.5 million for the same period of last year. The increase from prior year was primarily due to the improvement in margins as a result of cost reduction and productivity actions targeting manufacturing costs, partially offset by increased insurance, pension and employee benefit expenses and investments in sales and marketing initiatives.

         Tools & Hardware segment operating earnings were $22.5 million for the first nine months of 2003, compared to $16.7 million for the same period of 2002. The increased operating earnings largely reflect the increase in revenues and the impact of Cooper's cost control and manufacturing rationalization efforts, partially offset by unfavorable product mix and higher insurance, pension and employee benefit expenses.

         General Corporate expense increased $27.0 million to $50.5 million during the first nine months of 2003 compared to $23.5 million during the first nine months of 2002. During the first nine months of 2002, General Corporate expense was reduced by income of $9.0 million under the agreement with Belden, discussed previously. The remaining increase in General Corporate expense resulted primarily from increased employee benefits and stock-based compensation expenses.

INCOME TAXES:

         Taxes on income decreased primarily as a result of the reorganization as discussed in Note 1 of the Notes to the Consolidated Financial Statements. The effective tax rate was 21.1% for the nine months ended September 30, 2003 and 23.8% for the nine months ended September 30, 2002. Excluding the impact of the reversal of the restructuring accrual discussed at Note 11 of the Notes to the Consolidated Financial Statements, the effective tax rate was 20.0% for the nine months ended September 30, 2003. See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the effective tax rate.

RESTRUCTURING:

         During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper's workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management's ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets are being sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. Of the $24.1 million of charges resulting in cash expenditures, $7.0 million remained to be expended at September 30, 2003.

         The following table reflects activity related to the fourth quarter 2002 restructuring charge.

                                                                                                          FACILITIES
                                                              NUMBER OF              ACCRUED             CLOSURE AND
                                                              EMPLOYEES             SEVERANCE          RATIONALIZATION
                                                          ------------------     -----------------     -----------------
                                                                                            ($ in millions)
2002 Restructuring charge...........................             1,206                $   18.3              $   20.8
Asset write-offs....................................                -                      -                   (15.0)
Employees terminated................................              (184)                    -                     -
Cash expenditures...................................                -                     (2.1)                  -
                                                          ------------------     -----------------     -----------------
Balance at December 31, 2002........................             1,022                    16.2                   5.8
Employees terminated................................              (943)                    -                     -
Cash expenditures...................................                -                    (13.3)                 (1.7)
                                                          ------------------     -----------------     -----------------
Balance at September 30, 2003.......................                79                $    2.9              $    4.1
                                                          ==================     =================     =================

         A total of 435 salaried and 771 hourly positions are scheduled to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions will be replaced ultimately as a result of Cooper's ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities will be initiated by the end of 2003 and are scheduled to be substantially completed by the end of 2004. The majority of the expenditures related to the 2002 restructuring charge will be incurred during 2003 and are being funded from cash provided by operating activities.

         As of September 30, 2003, Cooper anticipates incurring approximately $4.1 million related to facility exit costs and disruption of operations under the 2002 facility closure and production rationalization plan that could not be accrued. These costs are principally related to production inefficiencies and equipment and personnel relocation and will be expensed as incurred. Cooper estimates that the earnings impact in 2003 from these actions will be approximately $5 million in pretax savings, the majority of which is being realized during the second half of the year. The majority of the cost savings will be realized beginning in 2004 as the facility closures and rationalizations become finalized. It is expected that the pretax savings will exceed $35 million and will largely be reflected as lower cost of sales.

         During the fourth quarter of 2001, Cooper recorded a restructuring charge that resulted in certain future cash expenditures. Cooper recorded a $7.1 million accrual for severance and other costs associated with the consolidation or closure of certain Electrical Products segment facilities as a result of management's review and modification of their assessment of required production and distribution facilities and capacity, in consideration of depressed demand levels. A total of 77 salaried and 196 hourly positions were scheduled to be eliminated in 2002 as a result of these planned consolidation actions. Also during the fourth quarter of 2001, Cooper recorded a provision of $36.0 million for financial advisory, legal and other external costs associated with Cooper's review of strategic alternatives. These charges resulted in restructuring accruals of $41.4 million (non-cash charges were $1.7 million).

         The following table reflects activity related to the fourth quarter 2001 severance, facility consolidation and closure and financial advisors and other cost accruals.

                                                                                       FACILITIES        FINANCIAL
                                                   NUMBER OF          ACCRUED        CONSOLIDATION     ADVISORS AND
                                                   EMPLOYEES         SEVERANCE        AND CLOSURE          OTHER
                                                 ---------------  -----------------  ---------------  ----------------
                                                                                    ($ in millions)
Facility consolidation and closure...........             291          $    3.2           $     2.2      $      -
Provision for advisors and other.............               -               -                   -              36.0
Employees terminated.........................             (18)              -                   -               -
Cash expenditures............................               -              (0.2)               (0.1)           (6.0)
                                                 ---------------  -----------------  ---------------  ----------------
Balance at December 31, 2001.................             273               3.0                 2.1            30.0
Employees terminated.........................            (273)              -                   -               -
Cash expenditures............................               -              (3.0)               (2.1)          (15.7)
                                                 ---------------  -----------------  ---------------  ----------------
Balance at December 31, 2002.................               -               -                   -              14.3
Reversal of accrual..........................               -               -                   -             (14.3)
                                                 ---------------  -----------------  ---------------  ----------------
Balance at September 30, 2003................               -          $    -             $     -        $      -
                                                 ===============  =================  ===============  ================

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

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY:

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $70.6 million during the first nine months of 2003. The increase in operating working capital for the first nine months of 2003 is primarily a result of an increase in receivables, reflecting the current quarter's sales levels, partially offset by a reduction in operating working capital from inventory and payables. Inventory levels have been reduced during the first nine months of 2003 as builds that occurred during the first half of the year in support of factory consolidation programs have been worked off and progress continues on inventory management programs. Also contributing to inventory reduction was an increase in the allowance for excess and obsolete inventories as the Company continues to actively manage the ultimate disposition of inventories in light of current market conditions. Operating working capital turnover (defined as annualized revenues divided by average operating working capital) for the first nine months of 2003 of 4.0 turns increased from 3.8 turns in the same period of 2002 reflecting the impact of reductions in average trade receivables and inventory balances offset, in part, by a decrease in average accounts payable.

         Cash provided by operating activities was $256 million in the first nine months of 2003. The decline in net cash provided by operating activities compared to the first nine months of 2002 was driven by the receivables increase discussed above and prepayments of employee benefits partially offset by lower income taxes. Cash provided by operating activities plus cash provided from employee stock plan activity and proceeds from sales of property, plant and equipment and other, were used to fund capital expenditures of $54 million, dividends of $97 million, share purchases of $5 million and net debt repayments of $167 million during the first nine months of 2003. Cash provided by operating activities of $305 million in the first nine months of 2002 was used to fund capital expenditures of $43 million, dividends of $98 million, share repurchases of $73 million and a net reduction in debt of $63 million.

         Cooper is continuing to focus on initiatives to maximize cash flows. Cooper currently anticipates a continuation of its long-term ability to annually generate in excess of $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $8.1 million and $5.2 million during the nine months ended September 30, 2003 and 2002, respectively.

CAPITAL RESOURCES:

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper's debt-to-total capitalization ratio was 37.7% at September 30, 2003, 41.8% at December 31, 2002 and 38.2% at September 30, 2002.

         Cooper typically relies on commercial paper markets as its principal source of short-term financing. At September 30, 2003 and December 31, 2002, Cooper had no commercial paper outstanding and cash and cash equivalents of $293.9 million and $302.0 million, respectively.

         Cooper's practice is to back up its outstanding commercial paper with a combination of cash and committed bank credit facilities. As of September 30, 2003, the balance of these committed bank credit facilities was $450 million, which mature on November 17, 2004. Cooper did not renew its $375 million committed bank credit facility which matured April 30, 2003. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities. The credit facility agreements do not contain a material adverse change clause. The principal financial covenants in the agreements limit Cooper's debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreements.

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

         At September 30, 2003, $225 million of Cooper Ohio's existing shelf registration to issue up to $500 million of debt securities remained available.

         During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed rate debt to variable rate debt at the six month LIBOR rate plus 1.90% (with semi-annual reset). The swaps mature concurrent with the long-term debt and have been designated as a fair-value hedge. As of the date of this filing, there have been no other material changes to Cooper's contractual obligations or other commitments as described in its Annual Report on Form 10-K for the year ended December 31, 2002.

         Subject to review and approval by the Joint Committee on Taxation of Congress, Cooper entered into a settlement with the Internal Revenue Service covering taxable years 1994-1996 which also included final disposition of certain refund claims relating to tax years prior to 1994. During October 2003, Cooper received a refund of $75.9 million including interest. Cooper is currently analyzing the components of the settlement and anticipates that as a result of the settlement there will not be a significant impact on the Company's effective tax rate and that net interest income in the range of $20 million to $29 million may be recognized in the fourth quarter of 2003.

         The Company is currently evaluating various potential actions that it may undertake in the 2003 fourth quarter to accelerate cost reduction efforts. These actions include, but are not limited to: further employment reductions; acceleration of relocation activities for the Company's wiring devices business; annuatization of certain pension plan obligations; and a cash contribution to the Cooper Industries Foundation.

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                                            September 30,
                                                                               -----------------------------------------
                                                                                      2003                  2002
                                                                               -------------------   -------------------
                                                                                            (in millions)
Electrical Products.........................................................     $       254.8         $       248.1
Tools & Hardware............................................................              87.5                  96.7
                                                                               -------------------   -------------------
                                                                                 $       342.3         $       344.8
                                                                               ===================   ===================

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

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2003, a total of 113,396 Abex Claims were filed, of which 51,214 claims have been resolved leaving 62,182 Abex Claims pending at September 30, 2003, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2003, 4,657 claims were filed and 525 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,206 before insurance. A total of $47.2 million was spent on defense costs for the period August 28, 1998 through September 30, 2003. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

         With the assistance of independent advisors, Bates White, LLC, in the fourth quarter of 2001 Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal- Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on the advisor's data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. At this time, the manner in which this issue ultimately will be resolved is not known. Cooper is preserving its rights as a creditor for breach of Federal-Mogul's indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. At September 30, 2003, the accrual for potential liabilities related to the Federal-Mogul bankruptcy was $70.7 million.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 1998 and the Nine Months Ended September 30, 2003 and 2002.

23.     Consent of Bates White, LLC.

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

        Cooper furnished the following reports on Form 8-K during the third quarter of 2003:

        Form 8-K dated July 1, 2003, which furnished a copy of a press release announcing Cooper Industries Board elected a new director.

        Form 8-K dated July 24, 2003, which furnished a copy of a press release containing Cooper's financial results for the quarter ended June 30, 2003 and "Sales Trends" information to be posted on Cooper's website.

        Form 8-K dated August 19, 2003, which furnished "Sales Trends" information to be posted on Cooper's website.

        Form 8-K dated August 21, 2003, which furnished a copy of a slide presentation of the mid-year update and business review conducted with investment analysts.

        Form 8-K dated September 23, 2003, which furnished "Sales Trends" information to be posted on Cooper's website.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Cooper Industries, Ltd.
                                                -------------------------------
                                                         (Registrant)


Date:  November 14, 2003                        /s/ Terry A. Klebe
------------------------                        -------------------------------
                                                Terry A. Klebe
                                                Senior Vice President and
                                                Chief Financial Officer


Date:  November 14, 2003                        /s/ Jeffrey B. Levos
------------------------                        -------------------------------
                                                Jeffrey B. Levos
                                                Vice President and Controller
                                                and Chief Accounting Officer

                                  Exhibit Index


Exhibit No.

12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 1998 and the Nine Months Ended September 30, 2003 and 2002.

23.     Consent of Bates White, LLC.

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.