Form 10-K
period 2003-12-31
COOPER INDUSTRIES LTD
filed 2004-03-08
CIK 1141982

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR

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

         The aggregate value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was $3,785,280,563.

         NUMBER OF REGISTRANT'S COMMON SHARES OUTSTANDING AS OF MARCH 1, 2004 - 93,084,246 PUBLICLY TRADED CLASS A COMMON SHARES, 1,034,000 CLASS A COMMON SHARES HELD BY THE ISSUER'S SUBSIDIARY, COOPER INDUSTRIES, INC. AND 56,059,486 CLASS B COMMON SHARES HELD BY COOPER INDUSTRIES, INC.

                       DOCUMENTS INCORPORATED BY REFERENCE
  Cooper Industries, Ltd. Proxy Statement to be filed for the Annual Meeting of
    Shareholders to be held on April 27, 2004 (Part II - Item 5, Part III -
                            Items 10, 11, 12 and 14)

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
Part I
         Item 1:    Business..................................................................................     2
         Item 2:    Properties................................................................................     2
         Item 3:    Legal Proceedings.........................................................................     8
         Item 4:    Submission of Matters to a Vote of Security Holders.......................................    10

Part II
         Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.....................    11
         Item 6:    Selected Financial Data...................................................................    12
         Item 7:    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................................    13
         Item 7A:   Quantitative and Qualitative Disclosures about Market Risk................................    31
         Item 8:    Financial Statements and Supplementary Data...............................................    31
         Item 9:    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosures.....................................................................    31

Part III
         Item 10:   Directors and Executive Officers of the Registrant........................................    31
         Item 11:   Executive Compensation....................................................................    31
         Item 12:   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                    Matters...................................................................................    31
         Item 13:   Certain Relationships and Related Transactions............................................    31
         Item 14:   Controls and Procedures...................................................................    31

Part IV
         Item 15:   Exhibits, Financial Statements Schedules, and Reports on Form 8-K.........................    32

                                     PART I

ITEM 1. BUSINESS; ITEM 2. PROPERTIES

                                     GENERAL

         The term "Cooper" refers to the registrant, Cooper Industries, Ltd., which was incorporated under the laws of Bermuda on May 22, 2001, and became the successor-registrant to Cooper Industries, Inc. on May 22, 2002.

         Cooper operates in two business segments: Electrical Products and Tools & Hardware. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 21 countries and currently employs approximately 27,200 people. On December 31, 2003, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 18,265,995 square feet of space, of which approximately 74 percent was owned and 26 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Certain equipment and production facilities have been financed by industrial revenue bonds issued by local government authorities and are subject to security arrangements customary in such financings.

                                                                                            SQUARE FOOTAGE OF
                                              NUMBER AND NATURE OF FACILITIES             PLANTS AND FACILITIES
                      NUMBER OF       ---------------------------------------------     -------------------------
    SEGMENT           EMPLOYEES       MANUFACTURING   WAREHOUSE     SALES     OTHER        OWNED          LEASED
    -------           ---------       -------------   ---------     -----     -----        -----          ------
Electrical Products     21,102              73           47          107       16        9,687,017      4,185,719

Tools & Hardware         5,831              23           12           19        2        3,788,060        467,346

Other                      255               0            0            0        1                0        137,853
                        ------              --           --          ---       --       ----------      ---------
Total                   27,188              96           59          126       19       13,475,077      4,790,918


* Multi-purpose facilities at a single location are listed in each applicable column.

                          MANUFACTURING PLANT LOCATIONS

                          EUROPE
                UNITED    (OTHER      UNITED              SOUTH                          REPUBLIC
  SEGMENT       STATES   THAN UK)    KINGDOM    MEXICO   AMERICA    AUSTRALIA   CANADA   OF CHINA    INDIA   MALAYSIA
  -------       ------   --------    -------    ------   -------    ---------   ------   --------    -----   --------
Electrical        36        11          9          9        3           1         1         1          1        1
Products

Tools &           11         7          0          2        2           1         0         0          0        0
Hardware
                 ----      ----        ----      ----      ----       ----       ----      ----      ----      ----
Total             47        18          9         11        5           2         1         1          1        1


* Does not include joint venture operations.

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

         Financial information with respect to Cooper's industry segments and geographic areas is contained in Note 15 of the Notes to the Consolidated Financial Statements. A discussion of acquisitions and divestitures is included in Notes 3, 7 and 16 of the Notes to the Consolidated Financial Statements.

         With its two business segments, Cooper serves three major markets: industrial, construction and electrical power distribution. Cooper also serves the electronics and telecommunications markets. Markets for Cooper's products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Cooper experiences substantial competition in both of its business segments. The number and size of competitors vary considerably depending on the product line. Cooper cannot specify with exactitude the number of competitors in each product category or their relative market position. However, most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper considers its reputation as a manufacturer of a broad line of quality products and premier brands to be an important factor in its businesses. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment, wiring devices, support systems, hazardous duty electrical equipment, emergency lighting, lighting fixtures, fuses, nonpower hand tools and industrial power tools.

         Cooper's research and development activities are for purposes of improving existing products and services and originating new products. During 2003, approximately $63.4 million was spent for research and development activities as compared with approximately $54.0 million in 2002 and $55.8 million in 2001. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted or products are sold. Although in the aggregate Cooper's patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.

         Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2004. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper, or currently under negotiation with state regulatory agencies, have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper's accruals for environmental liabilities, see Note 7 of the Notes to the Consolidated Financial Statements.

         Approximately 58 percent of the United States hourly production work force of Cooper is employed in 41 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 42 percent of all hourly production employees exist with 19 bargaining units at 19 operations in the United States and with various unions at 28 international operations. During 2003, new agreements were concluded covering hourly production employees at 4 operations in the United States. Cooper considers its employee relations to be excellent.

         Sales backlog at December 31, 2003 was approximately $352.2 million, all of which is for delivery during 2004, compared with backlog of approximately $317.9 million at December 31, 2002.

         Cooper's financial condition and performance are subject to various risks and uncertainties including, but not limited to: (1) the condition of the domestic economy and European and Latin American markets; (2) spending on commercial and residential construction and by utilities; (3) worldwide energy-related project spending; (4) demand for products in the electronics and telecommunications markets; (5) changes in raw material and energy costs; (6) changes in mix of products sold; (7) realization of benefits of cost reduction programs (including implementation of an Enterprise Business System); (8) industry competition; (9) the timing of facility consolidations and the magnitude of any disruption from such consolidations; (10) the timing and amount of any stock repurchases by Cooper; (11) changes in tax laws, regulations and treaties; (12) the relationship of the U.S. dollar to the currencies of countries in which Cooper does business; (13) mergers and acquisitions and their integration into Cooper; (14) the resolution of Federal-Mogul's bankruptcy proceedings; and (15) risks related to changing legal and regulatory requirements and changing market, economic and political conditions in the countries in which we operate.

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

                             COOPER INDUSTRIES, LTD.
              PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT

                               ELECTRICAL PRODUCTS
                            MAJOR PRODUCTS AND BRANDS

ACCESS CABINETS and E2 CABINETS electrical enclosures.
ARKTITE plugs and receptacles.
ARROW-HART wiring devices.
ATLITE commercial, exit and emergency lighting.
B-LINE support systems, enclosures, fasteners.
BLESSING, CSA, PRETRONICA and UNIVEL emergency lighting and power systems. BUSSMANN and BUSS electrical and electronic fuses.
CAM-LOK electrical connectors.
CAPRI-CODEC cable accessories and flexible conduits.
CEAG emergency lighting systems and explosion protected electrical materials. CENT-R-RAIL and REDI-RAIL metal rack units and cable trays.
CHAMP and HAZARD-GARD HID and fluorescent lighting.
COILTRONICS inductors and transformers.
COMBINED TECHNOLOGIES current-limiting fuses.
CONDULET fittings and outlet bodies.
COOPER POWER SYSTEMS distribution transformers, power capacitors, voltage regulators, surge arresters and SCADA master stations.
COOPER WIRING DEVICES circuit protective devices.
CORELITE and NEO-RAY indirect lighting products.
CROMPTON lighting fixtures and specialty lamps.
CROUSE-HINDS and CEAG electrical construction materials and CROUSE-HINDS aviation lighting products.
CUBEFUSE fuses, fuse holders and fuse boxes.
DLS electrical wiring and control systems.
DOMEX electrical construction materials.
DURA-COPPER and DURA-GREEN epoxy coatings.
EAGLE wiring devices, sockets and switches.
EDISON and EDISON PRO relays and fusegear.
EDISON SERIES METERING residential and commercial meter bases.
ELETROMEC DIN style fuses.
EMERALD consumer recessed and track lighting.
EMSA power transformers.
ENKLOSURES electrical enclosures.
ENVIROTEMP dielectric fluids.
FAIL-SAFE high abuse, clean room and vandal-resistant lighting fixtures. FULLEON, NUGELEC and TRANSMOULD fire detection systems.
FUSETRON electric fuses and protectors.
GLOCOIL electric heating elements.
HALO recessed and track lighting fixtures.
HART-LOCK electrical receptacles, caps, connectors and accessories.
INVUE architectural lighting.
IRiS lighting systems.
JSB, LUMINOX and MENVIER emergency lighting and fire detection systems.
KARP, EDISON, MERCURY and B&S electrical fuses.
KEARNEY fuses, connectors, tools and switches.
KYLE distribution switchgear.
LIMITRON electric fuses.
LITTLE BROTHER electrical control panels.
LOW-PEAK electric fuses.
LUMIERE specification grade landscape lighting.
MAGNUM terminal strips and disconnect blocks.
McGRAW-EDISON and LUMARK indoor and outdoor lighting.
McGRAW-EDISON and RTE transformer components, cable accessories and fuses. METALUX fluorescent lighting.
MINI-LINE molded-to-cable miniature connectors.
MWS modular wiring systems.
MYERS electrical hubs.
NORTEM electrical construction materials.
NOVA reclosers, sectionalizers and switches.
OPTIMA fuseholders.
PORTFOLIO architectural recessed lighting.
POSI-BREAK electrical connectors.
POSI-LOK electrical panel units.
POWER-LOCK wiring devices, receptacles, caps and covers.
POWERPLUS panel boards.
POWERSTOR carbon aerogel supercapacitors.
REGALSAFE signaling and life saving apparatus.
REGENT security lighting systems.
ROYER wiring devices, sockets and switches.
SCANTRONIC and MENVIER security systems.
SHAPER specification and commercial grade lighting fixtures.
SHOCK SENTRY sockets, connectors, and wall plates.
SPECONE controls, lighting, plugs and receptacles.
STREETWORKS outdoor lighting.
SURE-LITES exit and emergency lighting.
SURGBLOC electrical voltage receptacles and surge suppressors.
THEPITT electrical outlet and switch boxes.
TRANSX transient voltage protection devices.
ULTRASIL surge arresters.
VARIGAP and VARISTAR surge arresters.
WILLSHER & QUICK electrical enclosures.

                                TOOLS & HARDWARE
                            MAJOR PRODUCTS AND BRANDS

AIRETOOL, BUCKEYE, CLECO, COOPER AUTOMATION, DGD, DOLER, DOTCO, GARDNER-DENVER*,
   GARDOTRANS, QUACKENBUSH, ROTOR TOOL and RECOULES industrial power tools and assembly equipment.
APEX and GETA screwdriver bits, impact sockets and universal joints.
CAMPBELL chain products.
CRESCENT pliers and wrenches.
DIAMOND farrier tools and horseshoes.
EREM precision cutters and tweezers.
KAHNETICS dispensing systems.
LUFKIN measuring tapes.
MASTER POWER industrial air tools.
METRONIX servos and drive controls.
NICHOLSON files and saws.
PLUMB hammers.
UTICA torque measuring and controls.
WELLER soldering equipment.
WIRE-WRAP solderless connection equipment.
WISS and H.K. PORTER cutting products.
XCELITE screwdrivers and nutdrivers.

-------------------------------------------
* Gardner-Denver is a registered trademark of Gardner Denver, Inc. and is used by Cooper Industries under license.

                             COOPER INDUSTRIES, LTD.
       PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT - (CONTINUED)

ELECTRICAL PRODUCTS

MAJOR MARKETS

         Fuses and circuit protection products are utilized in products for the construction, industrial, automotive and consumer markets and to manufacturers in the electrical, electronic, telecommunications and automotive industries. Lighting fixtures are utilized in residential construction, industrial, institutional and commercial building complexes, shopping centers, parking lots, roadways, and sports facilities. Electrical power products are used by utilities and commercial and industrial power users. Electrical construction materials are used in commercial, residential and industrial projects, by utilities, airports and wastewater treatment plants and in the process and energy industries. Emergency lighting, fire detection and security systems are installed in residential, commercial and industrial applications. Support systems and enclosures are used in industrial, commercial and telecommunications complexes. Wiring devices are used in the construction, renovation, maintenance and repair of residential, commercial, industrial and institutional buildings.

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

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2003, a total of 114,976 Abex Claims were filed, of which 52,281 claims have been resolved leaving 62,695 Abex Claims pending at December 31, 2003, that are the responsibility of Federal-Mogul. During the year ended December 31, 2003, 11,843 claims were filed and 20,290 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,846 before insurance. A total of $50 million was spent on defense costs for the period August 28, 1998 through December 31, 2003. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

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

         Cooper's fourth-quarter 2001 analysis of the contingent liability exposure assumed that the liabilities would be settled within the Federal-Mogul bankruptcy proceedings. This analysis assumed that representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the "Representatives") would reach similar conclusions regarding the potential future liabilities and insurance recoveries as Cooper did based on the Bates White, LLC analysis. Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with the Representatives regarding participation in Federal-Mogul's proposed 524(g) asbestos trust. Based on the status of the recent negotiations in 2004, Cooper concluded that it is probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.

         While Cooper believes that the insurance has significant additional value, extensive litigation with the insurance carriers may be required to receive recoveries and there is risk that court decisions could reduce the value of the recoveries. Additionally, the assumptions on liability payments could prove inaccurate over time. If Cooper is unable to reach a settlement with the Representatives and the 1998 Agreement is rejected, Cooper would be required to reflect an accrual for the total estimated liability and a receivable for the probable insurance recoveries. Generally accepted accounting principles provide relatively conservative requirements for the recording of insurance recoveries and a substantial portion of the potential insurance recoveries would not be reflected as receivables until future events occur.

         During late February and early March 2004, Cooper reassessed the accrual required based on the current status of the negotiations with the Representatives and the liability and insurance receivable that would be required to be recorded if this matter is not settled within the Federal-Mogul bankruptcy. Cooper concluded that resolution within the Federal-Mogul proposed 524(g) asbestos trust would likely be within the range of the liabilities, net of insurance recoveries, that Cooper would accrue if this matter were not settled within the Federal-Mogul bankruptcy. Accordingly, Cooper recorded a $126.0 million after-tax discontinued operations charge, net of a $70.9 income tax benefit, in the fourth quarter of 2003.

         Cooper is continuing negotiations with the Representatives. At this time, the exact manner in which this issue will be resolved is not known. At December 31, 2003, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $252.5 million.

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

         As of March 1, 2004 there were 25,974 record holders of Cooper Class A common shares and one holder of Cooper Class B common shares.

         The high and low quarterly sales price for the past two years of Cooper Class A common shares (and prior to May 22, 2002, Cooper Industries, Inc. Common Stock, par value $5.00 per share), as reported by Dow Jones & Company, Inc., are as follows:

                                 QUARTER
                  1           2             3           4
               ------      ------        ------      ------
2003   High    $39.25      $42.00        $51.65      $58.85
       Low      33.86       35.65         40.34       48.03

2002   High    $42.55      $47.10        $39.55      $38.50
       Low      30.20       37.00         27.14       27.55

         Annual cash dividends declared on Cooper's Class A and Class B common shares (and prior to May 22, 2002, Cooper Industries, Inc. Common Stock, par value $5.00 per share) during 2003 and 2002 were $1.40 a share ($.35 a quarter). On February 11, 2004, the Board of Directors declared a quarterly dividend of $.35 a share (or $1.40 on an annualized basis), which will be paid on April 1, 2004 to shareholders of record on March 1, 2004. Cooper's subsidiary, Cooper Industries, Inc., waived the right to receive all dividends on Class A and Class B common shares held by it in 2002 and 2003 and in February 2004.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2003. The selected historical financial information shown below has been derived from Cooper's audited consolidated financial statements. This information should be read in conjunction with Cooper's consolidated financial statements and notes thereto.

                                                                 YEARS ENDING DECEMBER 31,
                                               ---------------------------------------------------------
                                                  2003        2002        2001        2000       1999
                                                  ----        ----        ----        ----       ----
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Revenues .................................  $ 4,061.4   $ 3,960.5   $ 4,209.5   $ 4,459.9   $ 3,868.9
                                               ---------   ---------   ---------   ---------   ---------

   Income from continuing operations ........  $   274.3   $   213.7   $   261.3   $   357.4   $   331.9
   Charge from discontinued operations, net
     of taxes ...............................      126.0          --        30.0          --          --
                                               ---------   ---------   ---------   ---------   ---------
     Net Income .............................  $   148.3   $   213.7   $   231.3   $   357.4   $   331.9
                                               =========   =========   =========   =========   =========

INCOME PER COMMON SHARE DATA:
Basic -
   Income from continuing operations ........  $    2.96   $    2.29   $    2.78   $    3.82   $    3.53
   Charge from discontinued operations ......       1.36          --         .32          --          --
                                               ---------   ---------   ---------   ---------   ---------
     Net Income .............................  $    1.60   $    2.29   $    2.46   $    3.82   $    3.53
                                               =========   =========   =========   =========   =========

Diluted -
   Income from continuing operations ........  $    2.92   $    2.28   $    2.75   $    3.80   $    3.50
   Charge from discontinued operations ......       1.34          --         .31          --          --
                                               ---------   ---------   ---------   ---------   ---------
     Net Income .............................  $    1.58   $    2.28   $    2.44   $    3.80   $    3.50
                                               =========   =========   =========   =========   =========

BALANCE SHEET DATA (at December 31):
Total assets ................................  $ 4,965.3   $ 4,687.9   $ 4,611.4   $ 4,789.3   $ 4,143.4
Long-term debt, excluding current maturities     1,336.7     1,280.7     1,107.0     1,300.8       894.5
Shareholders' equity ........................    2,118.2     2,002.4     2,023.2     1,904.2     1,743.1
CASH DIVIDENDS PER COMMON
   SHARE ....................................  $    1.40   $    1.40   $    1.40   $    1.40   $    1.32

         In October 1998, Cooper sold its Automotive Products segment for $1.9 billion in proceeds. Discontinued operations charges of $126.0 million, net of a $70.9 million income tax benefit in 2003 and $30 million, net of a $20 million income tax benefit in 2001 were recorded for potential liabilities related to the Automotive Products segment sale and the Federal-Mogul bankruptcy. See Note 16 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect Cooper's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding the facilities closure and production rationalization plan and cost-reduction programs (including implementation of an Enterprise Business System), resolution of income tax matters, potential liability exposure resulting from Federal-Mogul Corporation's ("Federal-Mogul") bankruptcy filing and any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul's bankruptcy proceedings, political developments, market and economic conditions, changes in raw material and energy costs, industry competition, the net effects of Cooper's cost-reduction programs, the timing and net effects of facility closures and the magnitude of any disruptions from such closures, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including foreign currency exchange rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

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

         Cooper recognizes revenues when products are shipped and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required. The accrual for sales returns and other allowances was $33.8 million and $27.2 million at December 31, 2003 and 2002, respectively.

         Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The allowance for excess and obsolete inventory was $47.6 million at December 31, 2003 and $41.0 million at December 31, 2002.

         Cooper had a valuation allowance of $21.7 million at December 31, 2002 to reduce its deferred tax asset related to a capital loss carryforward on the 1998 sale of the Automotive Products segment. The capital loss carryforward was available to offset capital gains through 2003. The capital loss carryforward deferred tax asset balance was $21.7 million at December 31, 2002. Cooper limited the amount of tax benefits recognizable from this asset based on an evaluation of the amount of capital loss carryforward that was expected to be realized. Cooper implemented strategies to realize the capital loss carryforward asset and reclassified the reduction in the valuation allowance to other tax liabilities in 2003. See Note 12 of the Notes to the Consolidated Financial Statements.

         Pension assets and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, discount rates and estimated future employee earnings and demographics. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Differences between actuarial assumptions and estimates and actual experience are deferred as unrecognized gains and losses. Unrecognized gains and losses in excess of a calculated minimum annual amount are amortized and recognized in net periodic pension cost over the average remaining service period of active employees.

         Declining interest rates resulted in a decrease in the assumed discount rate used to measure plan obligations from 7.25% in 2001 to 6.25% in 2003. The decrease in the discount rate caused an increase in the accumulated benefit obligation amount. During 2001 and 2002, the fair market value of the equity investments included in pension plan assets decreased significantly, primarily as a result of the overall downturn in the U.S. stock market. The accumulated benefit obligation of certain plans exceeded the fair market value of plan assets at December 31, 2003 and 2002. This unfunded accumulated benefit obligation, plus the existing prepaid asset resulted in a $22.9 million and $33.4 million net-of-tax minimum pension liability charge included in accumulated other nonowner changes in equity at December 31, 2003 and 2002, respectively. Total net periodic pension benefits cost was $28.7 million in 2003, $16.7 million in 2002 and $11.6 million in 2001. The increase in net periodic pension cost in 2003 and 2002 was primarily due to a decrease in the expected return on plan assets and an increase in recognized actuarial losses. Total net periodic pension benefits cost is currently expected to approximate $25.0 million in 2004. The net periodic pension benefit cost for 2004 has been estimated assuming a discount rate of 6.25% and an expected return on plan assets of 8.5%. The expected decrease in net periodic pension cost in 2004 compared to 2003 primarily results from 2002 and 2003 pension plan contributions and increased returns on plan assets, as the U.S. stock market recovered in 2003. See Note 13 of the Notes to the Consolidated Financial Statements.

         The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense. Differences between assumptions and actual experience are deferred as unrecognized gains and losses. Unrecognized gains and losses in excess of a minimum annual amount are amortized and recognized in net periodic postretirement benefit cost over the average remaining life expectancy of the participants. The decline in interest rates over the past three years resulted in a decrease in the assumed discount rate used to measure postretirement benefit obligations from 7.25% in 2001 to 6.25% in 2003. Net periodic postretirement benefit cost is expected to decrease slightly to $5.5 million in 2004 compared to $5.8 million in 2003, $5.2 million in 2002 and income of $1.3 million in 2001. The increase in net periodic postretirement benefit cost in 2002 was primarily due to a decrease in the amount of recognized actuarial gains. See Note 13 of the Notes to the Consolidated Financial Statements.

         Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper's potential liability is determined based on estimates of Cooper's proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, Cooper's estimate of its environmental liabilities may change. The liability for environmental remediation was $38.9 million at December 31, 2003 and $42.2 million at December 31, 2002. See Note 7 of the Notes to the Consolidated Financial Statements.

         During the fourth quarter of 2003, Cooper revised the accrual that represents its best estimate of liabilities related to the sale of the Automotive Products business to Federal-Mogul in 1998. During the three year period ending December 31, 2003, Cooper accounted for payments made to settle asbestos-related cases by reducing the accrual. Subsequent proceeds from insurance claims for these settlements would increase the accrual. The liabilities include potential liabilities in the event Federal-Mogul rejects the 1998 Purchase and Sale Agreement for the sale of the Automotive Products business and certain indemnification obligations to Cooper. The analysis of Cooper's contingent liability exposure for asbestos-related claims involving Abex products was conducted in the fourth quarter of 2001 with assistance from independent advisors, Bates White, LLC, and assumed future resolution of the Abex-related asbestos claims within the Federal-Mogul bankruptcy proceeding. The analysis included a review of the twenty-year history of Abex claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo-Abex Corporation and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on advisor's data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. As discussed in Note 16 of the Notes to the Consolidated Financial Statements, throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with representatives of Federal-Mogul, its bankruptcy committees and the future claimants ("Representatives") regarding participation in Federal-Mogul's proposed 524(g) asbestos trust.

         Cooper's fourth-quarter 2001 analysis of the contingent liability exposure assumed that the liabilities would be settled within the Federal-Mogul bankruptcy proceedings. This analysis assumed that the Representatives would reach similar conclusions regarding the potential future liabilities and insurance recoveries as Cooper did based on the Bates White, LLC analysis. Based on the status of the negotiations during 2004, Cooper concluded that it is probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.

         While Cooper believes that the insurance has significant additional value, extensive litigation with the insurance carriers may be required to receive recoveries and there is risk that court decisions could reduce the value of the recoveries. Additionally, the assumptions on liability payments could prove inaccurate over time. If Cooper is unable to reach a settlement with the Representatives and the 1998 Agreement is rejected, Cooper would be required to reflect an accrual for the total estimated liability and a receivable for the probable insurance recoveries. Generally accepted accounting principles provide relatively conservative requirements for the recording of insurance recoveries and a substantial portion of the potential insurance recoveries would not be reflected as receivables until future events occur.

         During late February and early March 2004, Cooper reassessed the accrual required based on the current status of the negotiations with the Representatives and the liability and insurance receivable that would be required to be recorded if this matter is not settled within the Federal-Mogul bankruptcy. Cooper concluded that resolution within the Federal-Mogul proposed 524(g) asbestos trust would likely be within the range of the liabilities, net of insurance recoveries, that Cooper would accrue if this matter were not settled within the Federal-Mogul bankruptcy. Accordingly, Cooper recorded a $126.0 million after-tax discontinued operations charge in the fourth quarter of 2003.

         Cooper is continuing negotiations with the Representatives. At this time, the manner in which this issue will be resolved is not known. At December 31, 2003, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $252.5 million.

                              RESULTS OF OPERATIONS

REVENUES

                                                           Year Ended December 31,
                                               ---------------------------------------------
                                                   2003            2002             2001
                                               -----------      -----------      -----------
                                                               (in millions)
Electrical Products.........................   $   3,358.4      $   3,324.9      $   3,485.5
Tools & Hardware............................         703.0            635.6            724.0
                                               -----------      -----------      -----------
     Total Revenues.........................   $   4,061.4      $   3,960.5      $   4,209.5
                                               ===========      ===========      ===========

         See the geographic information included in Note 15 of the Notes to the Consolidated Financial Statements for a summary of revenues by country.

         2003 vs. 2002 Revenues Revenues increased 3% in 2003 compared to 2002. Foreign currency translation increased total 2003 revenues by approximately 2%.

         Electrical Products revenues for 2003, which represent 83% of total revenues, increased 1% over 2002. Foreign currency translation increased Electrical Products revenues by approximately 2%. Modest sequential improvement in industrial and electronic markets, plus the benefits of Cooper's new product development and market penetration programs resulted in revenue gains in the hazardous duty, circuit protection and wiring devices businesses. Cooper's lighting fixtures business was up slightly, as an improvement in commercial and industrial markets was offset by the impact of inventory management initiatives within the retail channel. Cooper's support systems business continued to be pressured by weak non-residential and telecommunications markets. Controls over discretionary spending by utilities negatively impacted the power transmission and distribution equipment market. Cooper's European lighting and security business, absent favorable currency translation, experienced slightly reduced sales compared to the prior year.

         Tools & Hardware segment revenues, which contributed 17% to total 2003 revenues, were 11% higher than 2002. Power tools experienced growth in European-based industrial power tools and assembly equipment markets. Hand tools sales improved over the prior year primarily as a result of increased demand from the retail channel, driven by new product offerings. A weak U.S. Dollar increased total Tools & Hardware revenues during 2003 by approximately 5%.

         2002 vs. 2001 Revenues Revenues decreased 6% in 2002 compared to 2001. Foreign currency translation had an insignificant impact on revenues during 2002 in both business segments. Weak industrial markets worldwide affected demand across all of Cooper's businesses.

         Electrical Products segment revenues, which represent 84% of 2002 total revenues, were 5% below 2001. Continued weakness in the North American economy affected the markets served by the Electrical Products segment. A contraction in domestic industrial activity and commercial construction impacted demand and increased price pressures for Cooper's lighting, hazardous-duty and support systems products. The impact of these weak markets was partially offset by strong retail channel sales, particularly for Cooper's residential lighting and wiring devices products. An uncertain economic environment for utility customers reduced sales of electrical distribution equipment. A modest recovery in the electronics markets led to an increase in sales of circuit protection products.

         The Tools & Hardware segment contributed 16% of total revenues in 2002. Revenues for 2002 were 12% below 2001. Worldwide demand was weak for both hand tools and power tools used in general industrial and electronics markets. Shipments of automotive assembly equipment were lower than the prior year as a result of reduced capital spending by automotive companies.

OPERATING RESULTS

                                                                           Year Ended December 31,
                                                                  ----------------------------------------
                                                                     2003           2002           2001
                                                                  ----------     ----------     ----------
                                                                    (in millions, except per share data)
Electrical Products............................................   $    418.7     $    376.6     $    413.0

Tools & Hardware...............................................         39.4           14.6           68.6
                                                                  ----------     ----------     ----------

     Total Segment Operating Earnings..........................        458.1          391.2          481.6

General Corporate Expense......................................         66.1           36.5           80.5
                                                                  ----------     ----------     ----------

Operating Earnings.............................................        392.0          354.7          401.1

Interest Expense, net..........................................         74.1           74.5           84.7

Interest Income on Tax Refund..................................        (28.6)             -              -
                                                                  ----------     ----------     ----------

Income from Continuing Operations Before Income Taxes..........        346.5          280.2          316.4

Income Tax Expense.............................................         72.2           66.5           55.1
                                                                  ----------     ----------     ----------

Income from Continuing Operations..............................        274.3          213.7          261.3

Charge Related to Discontinued Operations......................        126.0              -           30.0
                                                                  ----------     ----------     ----------

Net Income.....................................................   $    148.3     $    213.7     $    231.3
                                                                  ==========     ==========     ==========
Diluted Earnings Per Share

Income from Continuing Operations..............................   $     2.92     $     2.28     $     2.75

Charge from Discontinued Operations............................         1.34              -            .31
                                                                  ----------     ----------     ----------

         Net Income............................................   $     1.58     $     2.28     $     2.44
                                                                  ==========     ==========     ==========

         Cooper measures the performance of its businesses exclusive of financing expenses. All costs directly attributable to operating businesses are included in segment operating earnings. Corporate overhead costs, including costs of traditional headquarters activities, such as treasury, are not allocated to the businesses. See Note 15 of the Notes to the Consolidated Financial Statements.

         Cooper adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") on January 1, 2002. In accordance with SFAS No. 142, goodwill is no longer amortized but is subject to an annual impairment test. See Note 6 of the Notes to the Consolidated Financial Statements.

         2003 vs. 2002 Segment Operating Earnings Segment operating earnings were $458.1 million in 2003, compared to $391.2 million in 2002.

         Electrical Products segment 2003 operating earnings were $418.7 million compared to $376.6 million for 2002. Return on revenues was 12.5% in 2003, compared to 11.3% in 2002. Included in the Electrical Products segment earnings were restructuring charges in 2003 and 2002 totalling $16.4 million and $24.0 million, respectively. Excluding the restructuring charges in both years, the increase in Electrical Products segment earnings was primarily due to the improvement in margins as a result of cost reduction and productivity actions targeting manufacturing costs. The favorable impact of these actions was partially offset by increased insurance, pension and employee benefit expenses and investments in sales and marketing initiatives.

         Tools & Hardware segment operating earnings were $39.4 million for 2003, compared to $14.6 million for 2002. Return on revenues was 5.6% in 2003, compared to 2.3% in 2002. Included in Tools & Hardware segment earnings for 2003 was a net $0.4 million favorable adjustment reflecting the reversal of excess 2002 restructuring charges partially offset by 2003 restructuring charges. Tools & Hardware segment earnings for 2002 included restructuring charges of $12.7 million. Absent the impact of restructuring charges in both years, the increase in Tools & Hardware segment earnings largely reflects the increase in revenues and the impact of Cooper's cost control and manufacturing rationalization efforts, partially offset by unfavorable product mix and higher insurance, pension and employee benefit expenses.

         2002 vs. 2001 Segment Operating Earnings Segment operating earnings decreased to $391.2 million in 2002 from $481.6 million in 2001.

         Electrical Products segment operating earnings decreased to $376.6 million from $413.0 million in 2001. Return on revenues was 11.3% in 2002 compared to 11.8% in 2001. Electrical Products segment operating earnings for 2001 include goodwill amortization of $51.5 million. Included in the Electrical Products segment earnings were restructuring charges of $24.0 million in each year. Excluding these restructuring charges and goodwill amortization, the reduction in segment earnings from the prior year was due to lower revenues reflective of the overall weakness of industrial and non-residential construction markets, competitive market conditions, lower absorption of production costs as a result of aggressive actions to reduce inventory levels and investments in strategic growth programs.

         The Tools & Hardware segment operating earnings were $14.6 million compared to $68.6 million in 2001. Return on revenues was 2.3% in 2002 compared to 9.5% in 2001. Tools & Hardware segment operating earnings for 2001 include goodwill amortization of $9.2 million. Included in Tools & Hardware segment earnings for 2002 were restructuring charges of $12.7 million. Excluding these restructuring charges and goodwill amortization, the lower operating earnings primarily reflect the impact of reduced revenues from the prior year and plant inefficiencies from operating at reduced levels of manufacturing to achieve planned inventory reductions.

RESTRUCTURING

         During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

         The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices' manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper's portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and

$0.9 million related to General Corporate. As of December 31, 2003, Cooper had paid $2.7 million for these actions, all of which was for severance costs.

         A total of 114 salaried and 150 hourly personnel are scheduled to be eliminated as a result of these actions, with 106 personnel having been terminated as of December 31, 2003. The remaining employees are being terminated in the first quarter of 2004. The majority of the remaining severance obligation will be paid in the first half of 2004. The multiple-employer pension obligation is expected to be paid over 15 years, beginning in 2005. Cooper estimates the annual savings from the personnel reductions will be approximately $6 million, (net of the anticipated additional employees added in lower-cost regions) with most of the savings beginning in the first quarter of 2004. The savings from the withdrawal from the multiple-employer pension plan are approximately $1 million per year and are expected to begin in 2005. The majority of the eliminated costs previously were reflected as cost of sales.

         In 2001, Cooper accrued $35 million reflecting the contractual amount due to financial advisors associated with Cooper's strategic alternatives review. Cooper paid $5 million to the advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement.

         Restructuring activity for 2003 totaled $2.6 million consisting of the fourth quarter net restructuring charge of $16.9 million, less the $14.3 million negative restructuring charge.

         During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper's workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management's ongoing assessment of required production capacity in consideration of the current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. During the fourth quarter of 2003, Cooper reduced estimates of the cost related to those actions by $1.5 million. Of the $24.1 million of charges resulting in cash expenditures, $2.7 million remained to be expended at December 31, 2003.

The following table reflects activity related to the fourth quarter 2002 restructuring charge.

                                         Number of        Accrued      Facilities Closure and
                                         Employees       Severance         Rationalization
                                         ---------       ---------     ----------------------
                                                                    ($ in millions)
2002 Restructuring Charge.............     1,206         $   18.3              $   20.8
Asset write-offs......................         -                -                 (15.0)
Employees terminated..................      (184)               -                     -
Cash expenditures.....................         -             (2.1)                    -
                                           -----         --------              --------
Balance at December 31, 2002..........     1,022             16.2                   5.8
Employees terminated..................      (982)               -                     -
Cash expenditures.....................         -            (14.9)                 (2.9)
Reversal of excess accruals...........        (9)            (0.9)                 (0.6)
                                           -----         --------              --------
Balance at December 31, 2003..........        31         $    0.4              $    2.3
                                           =====         ========              ========

         A total of 435 salaried and 771 hourly positions were scheduled to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions were replaced ultimately as a result of Cooper's ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities were initiated by the end of 2003 and are scheduled to be substantially completed by the end of 2004. The expenditures related to the 2002 restructuring charge were funded from cash provided by operating activities.

         As of December 31, 2003, Cooper anticipates incurring $1.0 million related to facility exit costs and disruption of operations under the 2002 facility closure and production rationalization plan that could not be accrued. These costs are principally related to production inefficiencies and equipment and personnel relocation and will be expensed as incurred. Cooper estimates that the earnings impact in 2003 from these actions was approximately $10 million in pretax savings, the majority of which benefited the second half of the year. These initial savings were realized from personnel reductions that principally impacted selling and administrative expenses and lower cost of sales. Cooper expects that incremental savings of $25.0 to $30.0 million will be realized in 2004, largely reflected as lower cost of sales.

         During the fourth quarter of 2001, Cooper committed to the consolidation or closure of certain Electrical Products segment facilities and recorded a provision for severance and other related costs of these announced actions of $7.1 million ($1.7 million of which was non-cash). Plans to consolidate or close facilities arose as a result of Cooper management continuing to review and modify their assessment of required production and distribution facilities and capacity, in consideration of depressed demand levels. In addition, Cooper concluded during 2001 that various Electrical Products segment assets comprising $8.5 million of net book value were fully impaired as a result of decisions to discontinue or outsource the production provided by those assets in light of demand for the related products. Also during the 2001 fourth quarter, Cooper management performed a strategic review of the operations of the Wiring Devices business. This review focused on the results to date of the combination of the March 2000 acquisition of Eagle Electric with Cooper's existing electrical wiring devices operations. Management concluded that certain products within the combined Wiring Devices business were essentially duplicative; that other product offerings were forecasted to be unprofitable; that all product and product packaging should be rebranded to a single brand; and that certain customer changeover costs incurred would provide no future benefit to the Wiring Devices business. Cooper recorded a non-cash charge of $8.4 million to provide for these assimilation and changeover costs. The 2001 fourth quarter restructuring charge for the Electrical Products segment totaled $24.0 million.

         During the fourth quarter of 2001, Cooper reviewed strategies surrounding certain information technology related investments. These investments included capitalized costs for software applications, related hardware and equity investments in technology ventures that were primarily related to Cooper's efforts regarding the development of electronic sales, engineering and purchasing capabilities. Cooper concluded that a $14.1 million General Corporate restructuring charge should be recorded to provide for the full impairment of certain modules of software, hardware and other technology investments that would not become a functional component of Cooper's overall information technology infrastructure.

         On August 1, 2001, Danaher Corporation ("Danaher") announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction subject to conducting due diligence procedures. On August 8, 2001, Cooper's Board of Directors unanimously rejected Danaher's proposal and authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives. During the 2001 fourth quarter, Cooper recorded a General Corporate restructuring charge of $35.0 million for the fees and expenses of financial advisors and $1.0 million for legal and other external costs associated with performing the strategic alternatives review. On February 13, 2002, Cooper announced that it completed its strategic alternatives review process. After careful review of all the available alternatives with management and its financial advisors, Cooper's Board of Directors concluded that it was in the best interests of Cooper's shareholders to move forward with its plan to reincorporate in Bermuda. The 2001 fourth quarter general corporate restructuring charge totaled $50.1 million.

         The restructuring charges for 2001 total $74.1 million, or $44.5 million after taxes ($.47 per diluted share). Of the total $74.1 million, $32.7 million represented non-cash charges.

         During the fourth quarter of 1998, Cooper initiated and announced a voluntary and involuntary severance program and committed to consolidate several facilities. Cooper accrued a total of $26.4 million in severance and $16.1 million in other charges including facility exit costs during the fourth quarter of 1998. During the first quarter of 1999, Cooper completed the voluntary severance program and accrued an additional $5.8 million primarily representing the voluntary severance program premium over the severance provided under Cooper's established policies. Cooper also accrued $1.5 million related to severance and other costs for facility closures announced during the first quarter of 1999. At December 31, 2000, $5.1 million of the severance accrual and $3.0 million of the facility consolidation accrual remained to be expended.

         The following table reflects activity related to the fourth quarter 1998, first quarter 1999 and the fourth quarter 2001 severance, facility consolidation and closure and financial advisors and other cost accruals.

                                                                          Facilities      Financial
                                                Number of   Accrued     Consolidation   Advisors and
                                                Employees   Severance    and Closure        Other
                                                ---------   ---------   -------------   ------------
                                                                       ($ in millions)
Balance at December 31, 2000................       607      $    5.1      $     3.0      $        -
Employees terminated........................      (607)            -              -               -
Cash expenditures...........................         -          (5.1)          (3.0)              -
                                                  ----      --------      ---------      ----------
Completion of 1998 and 1999 plans...........         -             -              -               -
                                                  ====      ========      =========      ==========
Facility consolidation and closure..........       291           3.2            2.2               -
Provision for advisors and other............         -             -              -            36.0
Employees terminated........................       (18)            -              -               -
Cash expenditures...........................         -          (0.2)          (0.1)           (6.0)
                                                  ----      --------      ---------      ----------
Balance at December 31, 2001................       273           3.0            2.1            30.0
Employees terminated........................      (273)            -              -               -
Cash expenditures...........................         -          (3.0)          (2.1)          (15.7)
                                                  ----      --------      ---------      ----------
Balance at December 31, 2002................         -             -              -            14.3
Reversal of accrual.........................         -             -              -           (14.3)
                                                  ----      --------      ---------      ----------
Balance at December 31, 2003................         -      $      -      $       -      $        -
                                                  ====      ========      =========      ==========

         Cash provided by operating activities was the source for funding the expenditures. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement. See Note 2 of the Notes to the Consolidated Financial Statements for additional information on restructuring charges.

         General Corporate Expense General Corporate expense was $66.1 million in 2003, compared to $36.5 million in 2002. Included in General Corporate expense in 2003 was a $0.9 million restructuring charge and a $14.3 million reversal of a previously accrued restructuring charge. General Corporate expense in 2002 included a $2.4 million restructuring charge. Excluding these charges in both years, General Corporate expense increased $45.4 million in 2003 compared to 2002. During 2002, General Corporate expense was reduced by income of $12.0 million under an agreement with Belden, Inc. ("Belden"). In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized on a quarterly basis over substantially fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increases in the tax basis of the assets resulting in a tax loss carryforward. Belden can carry any loss forward twenty years to offset future taxable income. Cooper concluded that, for 2003, no income should be recognized under the agreement. Also, in 2003 Cooper made a discretionary $12.0 million contribution to the Cooper Industries Foundation, which will be used to fulfill commitments to match future employee contributions to non-profit organizations and corporate contributions. No such discretionary contribution was made in 2002. The remaining General Corporate expense increase resulted primarily from increased employee benefit-related expenses, pension expense and stock-based compensation expense.

         General Corporate expenses decreased to $36.5 million in 2002 from $80.5 million in 2001 due to a reduction in restructuring charges to $2.4 million in 2002 from $50.1 million in 2001. Excluding these restructuring charges in both years, General Corporate expenses increased $3.7 million in 2002 compared to 2001. Increases in expenses for pension and other postretirement benefits were significant contributors to the increase in 2002.

         Interest Expense, Net Interest expense, net decreased $0.4 million in 2003 compared to 2002. Higher average interest rates on lower average debt balances resulted in an increase in interest expense that was offset by an increase in interest income earned on higher cash and cash equivalent balances. Average debt balances were $1.34 billion and $1.40 billion and average interest rates were 5.82% and 5.37% for 2003 and 2002, respectively. The increase in average interest rates primarily resulted from Cooper's replacement in 2002 of substantially all variable rate commercial paper borrowings with long-term fixed-rate debt.

         During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six-month LIBOR rate plus 1.91% (with semi-annual reset). The notional principal amount and maturity dates of the interest-rate swaps match the underlying long-term debt. During the year ended December 31, 2003, Cooper recognized a $2.4 million reduction of interest expense, net related to the interest-rate swaps.

         Interest expense, net decreased $10.2 million in 2002 compared to 2001 primarily as a result of lower average debt balances and average interest rates. Average debt balances were $1.40 billion and $1.56 billion and average interest rates were 5.37% and 5.46% for 2002 and 2001, respectively.

         Interest Income on Tax Refund During October 2003, Cooper received a refund of $75.9 million for certain claims relating to tax years prior to 1994. The refund included interest of $28.6 million. See Note 12 of the Notes to the Consolidated Financial Statements.

         Income Tax Expense The effective tax rate attributable to continuing operations for 2003 was 20.8% compared to 23.7% for 2002. The effective tax rate attributable to continuing operations for 2001 was 17.4%. The effective tax rate attributable to continuing operations decreased in 2003 when compared to 2002, primarily as a result of full year effect of the reorganization as discussed in
Note 1 of the Notes to the Consolidated Financial Statements. Items affecting the comparability of the 2001 effective tax rate include goodwill amortization, restructuring charges and a $50 million tax benefit due to the reversal of reserves as a result of favorable Appellate level third party court decisions related to certain income tax return issues. See Note 12 of the Notes to the Consolidated Financial Statements.

         Charge Related to Discontinued Operations A $30 million charge, net of a $20 million income tax benefit, was recorded in 2001 related to potential asbestos obligations regarding the Automotive Products segment which was sold in 1998. In the fourth quarter of 2003, Cooper concluded that an additional $126.0 million charge, net of a $70.9 million income tax benefit, was required in order to adjust the existing accrual to an amount that will be within the likely range of outcomes. See Note 16 of the Notes to the Consolidated Financial Statements.

         Diluted Earnings Per Share Diluted earnings per share from continuing operations was $2.92 in 2003, $2.28 in 2002 and $2.75 in 2001.

PERCENTAGE OF REVENUES

                                                                       Year Ended December 31,
                                                                       ------------------------
                                                                       2003      2002      2001
                                                                       ----      ----      ----
Cost of Sales:
Electrical Products.............................................       69.9%     71.2%     70.2%
Tools & Hardware................................................       74.9%     75.0%     71.1%

Selling and Administrative:
Electrical Products.............................................       17.2%     16.7%     15.8%
Tools & Hardware................................................       19.5%     20.7%     18.2%

         2003 vs. 2002 Percentage of Revenues Electrical Products segment cost of sales, as a percentage of revenues, for 2003 decreased 1.3 points compared to 2002. The decrease in the cost of sales percentage was primarily a result of the continued focus on adjusting Cooper's cost structure and productivity improvements. Tools & Hardware segment cost of sales, as a percentage of revenues, decreased 0.1 points in 2003 compared to 2002. The decrease in the cost of sales percentage reflects the benefits of cost reduction programs, partially offset by an unfavorable mix of lower margin assembly equipment shipments and costs incurred as the cost reduction programs were implemented.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for 2003 were 17.2% compared to 16.7% for 2002. The increase in the selling and administrative expenses percentage is attributable to higher employee benefits-related costs, higher insurance costs and increased sales and marketing costs resulting from initiatives to expand market share, partially offset by benefits from the 2002 cost reduction programs. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, were 19.5% compared to 20.7% for 2002. The decrease in the selling and administrative expenses percentage reflects increased leveraging of costs partially offset by a modest increase in expenses, particularly related to employee benefits.

         2002 vs. 2001 Percentage of Revenues Electrical Products segment cost of sales, as a percentage of revenues, increased 1.0 points in 2002 compared to 2001. The increase in the cost of sales percentage was due to pricing pressures and lower absorption of manufacturing costs as a result of efforts to reduce inventories. Tools & Hardware segment cost of sales, as a percentage of revenues, increased 3.9 points for 2002 compared to 2001. The increase in the cost of sales percentage was due to lower absorption of production costs and inefficiencies associated with adjusting manufacturing levels to achieve planned inventory reductions.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for 2002 were 16.7% compared to 15.8% for 2001. Total Electrical Products segment selling and administrative expenses were up slightly, reflecting increased investments in strategic growth programs, while revenues declined, driving the overall percentage increase. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for 2002 increased 2.5 points over 2001. The increase in selling and administrative expenses, as a percentage of revenues, was directly attributable to the reduction in revenues as total expenses were comparable to 2001.

         Cooper realizes certain costs and proceeds that are not directly attributable to the operating segments. These items are reflected as General Corporate expenses. See the "General Corporate Expense" section above.

EARNINGS OUTLOOK

         The following sets forth Cooper's general business outlook for 2004 based on current expectations.

         Cooper expects modest growth in revenues for Electrical Products in 2004 through new product introductions and market penetration. In the Tools & Hardware segment, Cooper expects revenue growth through new product introductions and market penetration to approximately offset the anticipated decline in the high levels of assembly equipment sales experienced in 2003. Operating earnings are expected to grow more rapidly than revenues as a result of cost reduction programs and leveraging of fixed costs. Diluted continuing earnings per share is expected to range from approximately $3.15 to $3.30 for 2004.

         The above statements are forward looking, and actual results may differ materially. The above statements are based on a number of assumptions, risks and uncertainties. The primary economic assumptions include, without limitation: (1) slow growth in the domestic and international economies; (2) no significant change in raw material or energy costs; (3) realization of benefits of cost-reduction programs (including implementing an Enterprise Business System) with no major disruptions from those programs currently underway; and (4) no significant adverse changes in the relationship of the U.S. dollar to the currencies of countries in which Cooper does business. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper's periodic filings with the Securities and Exchange Commission.

PRICING AND VOLUME

         In each of Cooper's segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in some cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.

         It is Cooper's judgment that unit volume in the Electrical Products segment was relatively unchanged and increased in the Tools & Hardware segment in 2003.

         During the three-year period ending December 31, 2003, Cooper was unable to increase prices to fully offset cost increases in selected product offerings in both segments. Cooper has been able to control costs through strategic sourcing efforts, manufacturing improvements and other actions during this period so that the inability to increase prices has not significantly affected profitability in the segments.

EFFECT OF INFLATION

         During each year, inflation has had a relatively minor effect on Cooper's results of operations. In recent years, the rate of inflation in Cooper's primary markets has been low overall. Cooper actively manages material costs and has achieved cost reductions in each of the last three years, which has mitigated increases in employee compensation and benefits. Due to depressed market conditions over the past three years, inflation of sales prices has been limited to specific products with overall pricing declining in each of the three years in the period ended December 31, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING WORKING CAPITAL

         For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable.

         Cooper's operating working capital decreased $13 million to $962 million in 2003 compared to $975 million in 2002. The decrease in operating working capital for 2003 was due to a $29 million reduction in inventories and a $17 million increase in accounts payable, partially offset by a $32 million increase in accounts receivable. Operating working capital turnover (defined as annual revenues divided by average operating working capital) for 2003 was 4.2 turns, increasing from 3.9 turns in 2002, due to continued focus on improving the efficient use of working capital, particularly lowering inventory levels. A portion of the reduction in inventories was due to a $7 million increase in the allowance for excess and obsolete inventories.

         Cooper's operating working capital decreased $72 million to $975 million in 2002 from $1,047 million in 2001. This decrease was primarily related to a $90 million reduction in inventories and a $70 million reduction in accounts receivable, partially offset by lower accounts payable. Contributing to the reduction in inventories was a $6 million increase in the allowance for excess and obsolete inventories reflecting Cooper's assessment of ultimate disposition in consideration of market conditions. Operating working capital turnover decreased to 3.9 turns in 2002 from 4.0 turns in 2001. The decrease from 2001 reflects the impact of lower shipments.

         Cooper's operating working capital decreased $19 million to $1,047 million in 2001 from $1,066 million in 2000. Operating working capital turnover declined to 4.0 turns in 2001 from 4.5 turns in 2000. The impact of recent acquisitions increased operating working capital turnover in 2001 by .2 turns. The decrease from 2000 primarily reflects the lower than expected revenues experienced in 2001.

CASH FLOWS

         Net cash provided by operating activities in 2003 totaled $445 million. These funds, along with $63 million of cash received from employee stock plan activity, were used to fund capital expenditures of $80 million, dividends of $130 million and net debt repayments of $170 million and resulted in an increase in cash and cash equivalents of $162 million.

         Net cash provided by operating activities in 2002 totaled $480 million. These funds, along with a net $95 million of additional debt, partially offset by capital expenditures of $74 million, dividends of $130 million and share purchases of $94 million, resulted in an increase in cash and cash equivalents of $291 million.

         Net cash provided by operating activities in 2001 totaled $422 million. These funds, along with $41 million in cash received from employee stock plan activity, were used to fund capital expenditures of $115 million, dividends of $131 million, share repurchases of $42 million, and a net reduction of debt of $206 million.

         In connection with accounting for acquisitions, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. At December 31, 2003, Cooper had accruals totaling $18.1 million related to these activities. Cash flows from operating activities for each of the three years in the period ended December 31, 2003, is reduced by the amounts expended on the various accruals established in connection with each acquisition. Cooper spent $11.0 million, $7.2 million and $11.0 million on these integration activities in 2003, 2002 and 2001, respectively. See Note 7 of the Notes to the Consolidated Financial Statements for further information.

         Cooper currently anticipates a continuance of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

         As discussed in Note 16 of Notes to the Consolidated Financial Statements, Cooper is continuing negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants regarding settlement of Cooper's contingent liabilities related to the Automotive Products sale to Federal-Mogul. It is likely that if a settlement is reached, the settlement would involve a cash contribution. Cooper anticipates that any settlement cash contribution amounts would be funded from operating cash flows.

DEBT

         Cooper typically relies on the commercial paper market as its principal source of short-term financing. As of December 31, 2001, Cooper's outstanding commercial paper balance was $342 million. At December 31, 2003 and 2002, Cooper had no commercial paper outstanding and cash and cash equivalents of $463.7 million and $302.0 million, respectively.

         Cooper's practice is to back up its outstanding commercial paper with a combination of cash and committed bank credit facilities. As of December 31, 2003, the balance of these committed bank credit facilities was $450 million, which matures on November 17, 2004. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities.

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

         During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six month LIBOR rate plus 1.91% (with semi-annual reset). The swaps mature concurrent with the long-term debt and have been designated as fair-value hedges.

         During 1999, Cooper Ohio completed a shelf registration to issue up to $500 million of debt securities. On October 28, 2002, Cooper Ohio issued $275 million senior unsecured notes due November 1, 2009, with a 5.5% interest rate. Proceeds from the notes were used to repay short-term debt and other maturing indebtedness in 2002 and current maturities of long-term debt in 2003. The notes are fully and unconditionally guaranteed by Cooper. After this issuance, $225 million of the shelf registration remains available.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

         Cooper executes stand-by letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper's performance or payments to third parties. The aggregate notional value of these instruments was $99.9 million at December 31, 2003. Sixty-nine percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

         The following table summarizes Cooper's contractual obligations at December 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                            Payments Due
                                    --------------------------------------------------------------
                                                                            Four to       After
                                                 Less than      One to       Five         Five
  Contractual Obligations:            Total       One Year   Three Years     Years        Years
                                    ----------   ----------  -----------   ----------   ----------
                                                             (in millions)
Long-Term Debt                      $  1,337.1   $      0.4   $    645.8   $    405.9   $    285.0
Short-Term Debt                            6.2          6.2            -            -            -
Noncancellable Operating Leases          106.7         23.9         39.8         26.4         16.6
Purchase Obligations                     178.4        173.6          4.8            -            -
Other Long-Term Liabilities(1)           278.5         18.4         36.8         36.2        187.1
                                    ----------   ----------   ----------   ----------   ----------
                                    $  1,906.9   $    222.5   $    727.2   $    468.5   $    488.7
                                    ==========   ==========   ==========   ==========   ==========

(1) Includes unfunded other postretirement benefit obligations, unfunded foreign defined benefit pension plan liabilities, other postemployment benefit liabilities and environmental liabilities.

CAPITALIZATION

         During the first quarter of 2000, Cooper's Board of Directors authorized the repurchase of up to five million shares of common stock. As of December 31, 2003, there were approximately 2.3 million shares available for repurchase under this authorization.

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-capitalization ratio within this range. Excess cash flows are utilized to purchase shares of Cooper's Common stock or fund acquisitions. At December 31, 2003, 2002 and 2001, Cooper's debt-to-total capitalization ratio was 38.8%, 41.8% and 39.1%, respectively.

CAPITAL EXPENDITURES AND COMMITMENTS

         Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity were $80 million in 2003, $74 million in 2002 and $115 million in 2001. Capital expenditures decreased during 2002 and 2001 compared to the prior year, as Cooper completed several significant projects and focused on maximizing cash generation from its operations. Accordingly, Cooper's businesses concentrated on completing open projects and investing only in operationally necessary new projects. Capital expenditures are projected to be approximately $100 to $110 million in 2004. Projected expenditures for 2004 will focus on development of new products, the implementation of new business systems and cost reduction programs.

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

         The table below provides information about Cooper's derivative financial instruments and other financial instruments at December 31, 2003 that are sensitive to changes in interest rates. Additionally, information on foreign denominated debt obligations that are sensitive to foreign currency exchange rates is presented. For debt obligations the table presents principal cash flows by expected maturity dates and weighted average interest rates. The information is presented in U.S. Dollar equivalents. The actual cash flows are denominated in U.S. Dollars, Euros and British Pound Sterling as indicated in parentheses. For interest-rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The average pay-rate on interest-rate swaps is based on implied forward-rates in the yield curve as of December 31, 2003.

                                        2004       2005       2006       2007       2008    Thereafter   Total
                                      --------   --------   --------   --------   --------  ----------  --------
                                                                    ($ in millions)
Long-term debt:

    Fixed-rate (U.S. Dollar)          $    0.4   $  229.9   $   11.4   $  300.4   $  100.3   $  277.0   $  919.4
    Average interest-rate                  5.8%       5.8%       5.5%       5.6%       5.6%       5.5%       5.8%

    Fixed-rate (Euro)                 $      -   $  374.6   $      -   $      -   $      -   $      -   $  374.6
    Average interest-rate                  6.3%       6.3%         -          -          -          -        6.3%

    Variable-rate (GBP)               $      -   $   29.9   $      -   $      -   $      -   $      -   $   29.9
    Average interest-rate                  3.6%       3.6%         -          -          -          -        3.6%

    Variable-rate (U.S. Dollar)       $      -   $      -   $      -   $      -   $      -   $    8.0   $    8.0
    Average interest-rate                  1.2%       1.2%       1.2%       1.2%       1.2%       1.2%       1.2%

Interest-rate swaps:

     Fixed to variable:
     Notional amount(1)               $  300.0   $  300.0   $  300.0   $  300.0   $      -   $      -   $  300.0
     Average pay-rate                     3.34%      4.81%      5.95%      6.46%         -          -       4.95%
     Average receive-rate                 5.25%      5.25%      5.25%      5.25%         -          -       5.25%

(1) Cooper entered into interest-rate swaps to effectively convert its fixed-rate $300 million senior unsecured debt due in July 2007 to variable-rate debt.

         The table below provides information about Cooper's foreign currency forward exchange contracts to purchase currencies in excess of $5 million at December 31, 2003. The contracts mature during 2004. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

                                                                                       2004
                                                                                 -----------------
                                                                                  (in millions,
                                                                                 where applicable)
Canadian Dollar Functional Currency
------------------------------------

Buy U. S. Dollars / Sell Canadian Dollars
    Notional amount .......................................................         $     27.1
    Average contract rate .................................................             0.7147

Euro Functional Currency
------------------------

Buy U.S. Dollars / Sell Euro
     Notional amount ......................................................         $      7.5
     Average contract rate ................................................              1.129

U.S. Dollar Functional Currency
-------------------------------

Buy Mexican Pesos / Sell U.S. Dollars
     Notional amount ......................................................         $      9.2
     Average contract rate ................................................              .0855

         The table below provides information about Cooper's financial instruments at December 31, 2002 that are sensitive to changes in interest rates. Additionally, information on foreign denominated debt obligations that are sensitive to foreign currency exchange rates is presented. The table presents principal cash flows by expected maturity dates and weighted average interest rates for debt obligations. The information is presented in U.S. Dollar equivalents. The actual cash flows are denominated in U.S. Dollars, Euros and British Pound Sterling as indicated in parentheses.

                                        2003       2004       2005       2006       2007    Thereafter   Total
                                      --------   --------   --------   --------   --------  ----------  --------
                                                                    ($ in millions)
Long-term debt:

    Fixed rate (U.S. Dollar)          $  153.8   $    0.4   $  230.2   $   11.4   $  300.3   $  377.9   $1,074.0
    Average interest rate                  5.8%       5.8%       5.8%       5.5%       5.6%       5.7%       5.8%

    Fixed-rate (Euro)                 $      -   $      -   $  309.0   $      -   $      -   $      -   $  309.0
    Average interest-rate                  6.3%       6.3%       6.3%         -          -          -        6.3%

    Variable rate (GBP)               $      -   $      -   $   27.0   $      -   $      -   $      -   $   27.0
    Average interest rate                  3.4%       3.4%       3.4%         -          -          -        3.4%

    Variable-rate (U.S. Dollar)       $      -   $      -   $      -   $    6.5   $      -   $   18.0   $   24.5
    Average interest-rate                  2.2%       2.2%       2.2%       2.1%       2.1%       2.1%       2.2%

         Information about Cooper's foreign currency forward exchange contracts to purchase currencies in excess of $2 million at December 31, 2002 is presented below. The contracts matured during 2003. The notional amounts are used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

                                                                                        2003
                                                                                 -----------------
                                                                                   (in millions,
                                                                                 where applicable)
British Pound Sterling Functional Currency
------------------------------------------

Buy U.S. Dollars / Sell British Pound Sterling
    Notional amount .......................................................         $      3.6
    Average contract rate .................................................              1.558

Canadian Dollar Functional Currency
-----------------------------------

Buy U.S. Dollars / Sell Canadian Dollars
    Notional amount .......................................................         $      2.3
    Average contract rate .................................................              0.643

         The following transactions were implemented to partially align Cooper's interest rate exposure profile with its short term interest rate expectations in an economically efficient manner that is consistent with its tax position.

         During 2002, Cooper sold at a premium U.S. Treasury securities due August 15, 2003 with a face amount of $750 million. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limited Cooper's interest rate exposure under this agreement to a maximum amount of $7.2 million. During the fourth quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $7.0 million which was funded with cash provided by operating activities. During 2001, Cooper sold at a premium U.S. Treasury securities due November 2002 with a face amount of $1.0 billion. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limited Cooper's interest rate exposure under this agreement to a maximum amount of $7.0 million. During the second quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $6.0 million, which was funded with cash provided by operating activities. The repurchase agreements were settled immediately prior to the maturity of the securities. Settlement of these transactions did not require any financing by Cooper and the transactions did not create an asset or liability, other than as described above.

         Also during 2001, Cooper purchased at a discount Federal Home Loan Mortgage Corporation Notes due February 2003 and immediately transferred these notes pursuant to a securities loan agreement. Subsequently, Cooper eliminated any interest rate exposure under the securities loan agreement and received a cash payment of approximately $1.9 million upon maturity of the notes. The securities loan agreement was settled immediately prior to the maturity of the notes. Settlement of this transaction will not require any financing by Cooper and this transaction did not create a liability. The face amount of the notes was $480 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, Cooper's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Cooper's disclosure controls and procedures. Based on that evaluation, Cooper's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth under the captions "Election of Directors", "Executive Officers", "Meetings of the Cooper Board and its Committees", and "Code of Ethics and Business Conduct" in Cooper's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper's 2004 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item is set forth under the caption "Relationship with Independent Auditors" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements and Other Financial Data.

                                                                                             Page
                                                                                             ----
Report of Management                                                                         F-1
Report of Independent Auditors                                                               F-2
Consolidated Income Statements for each of the three years in the period ended
   December 31, 2003                                                                         F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002                                 F-4
Consolidated Statements of Cash Flows for each of the three years in the period
   ended December 31, 2003                                                                   F-5
Consolidated Statements of Shareholders' Equity for each of the three years in
   the period ended December 31, 2003                                                        F-6
Notes to Consolidated Financial Statements                                                   F-7

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

                  10.4 First Amendment to Cooper Industries, Inc. Executive Restricted Stock Incentive Plan.

                  10.5 Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper's Form 10-Q for the quarter ended September 30, 1998).

                  10.6 First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement).

                  10.7 Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper's Form 10-Q for the quarter ended September 30, 1998).

                  10.8 First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement).

                  10.9 Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper's Form 10-K for the year ended December 31,
                           1997).

                  10.10 Third and Fourth Amendments to Management Incentive Compensation Deferral Plan.

                  10.11 Crouse-Hinds Company Officers' Disability and Supplemental Pension Plan (September 10, 1999 Restatement, as amended).

                  10.12 Cooper Industries, Inc. Amended and Restated Stock Incentive Plan (February 14, 2001 Restatement) (incorporated herein by reference to Appendix B to Cooper's proxy statement for the Annual Meeting of Shareholders held on April 24, 2001).

                  10.13 First Amendment to Cooper Industries, Inc. Amended and Restated Stock Incentive Plan (February 14, 2001 Restatement).

                  10.14 Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan.

                  10.15 Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan.

                  10.16 Form of Cooper Industries, Inc. Executive Stock Incentive Agreement.

                  10.17 Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (February 14, 2001 Restatement) (incorporated herein by reference to Appendix C to Cooper's proxy statement for the Annual Meeting of Shareholders held on April 24, 2001).

                  10.18 First Amendment to Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (February 14, 2001 Restatement).

                  10.19 Amended and Restated Cooper Industries, Ltd. Directors' Stock Plan (April 29, 2003 Restatement) (incorporated herein by reference to Exhibit 10.2 to Cooper's Form 10-Q for the quarter ended June 30,
                           2003).

                  10.20 Form of Directors' Nonqualified Stock Option Agreement for Directors' Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper's Form 10-K for the year ended December 31, 1997).

                  10.21 Cooper Industries, Ltd. Amended and Restated Directors' Retainer Fee Stock Plan (April 1, 2003 Restatement).

                  10.22 Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel which applies if there is a Change of Control of Cooper (incorporated herein by reference to Exhibit
                           10.1 to Cooper's Form 10-Q for the quarter ended September 30, 2002).

                  10.23 Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel.

                  10.24 Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper's Form 10-Q for the quarter ended September 30, 1998).

                  10.25    Cooper (UK 2002) Employee Share Purchase Plan

                  12.0 Computation of Ratios of Earnings to Fixed Charges for the Calendar years 1999 through 2003.

                  21.0     List of Cooper Industries, Ltd. Subsidiaries.

                  23.1     Consent of Ernst & Young LLP.

                  23.2     Consent of Bates White, LLC.

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

         Copies of the above Exhibits are available to shareholders of record at a charge of $.25 per page, minimum order of $10.00. Direct requests to:

                           Cooper Industries, Ltd.
                           Attn: Corporate Secretary
                           P.O. Box 4446
                           Houston, Texas 77210

(b)      Reports on Form 8-K.

         Cooper filed or furnished the following reports on Form 8-K during the fourth quarter of 2003:

         - Form 8-K dated October 23, 2003, which furnished a copy of a press release regarding Cooper's financial results for the third quarter of 2003 and furnished "Sales Trends" information to be posted on Cooper's website.

         - Form 8-K dated November 17, 2003, which announced the appointment of Kirk S. Hachigian as Chief Operating Officer.

         - Form 8-K dated November 20, 2003, which furnished "Sales Trends" information to be posted on Cooper's website.

         - Form 8-K dated December 18, 2003, which furnished "Sales Trends" information to be posted on Cooper's website.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COOPER INDUSTRIES, LTD.

Date: March 8, 2004                 By: /s/ H. JOHN RILEY, JR.
                                        ------------------------------
                                        (H. John Riley, Jr., Chairman, President
                                        and Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                            Title                          Date
            ---------                            -----                          ----
 /s/ H. JOHN RILEY, JR.                 Chairman, President and             March 8, 2004
---------------------------------       Chief Executive Officer
(H. John Riley, Jr.)

 /s/ TERRY A. KLEBE                     Senior Vice President and           March 8, 2004
---------------------------------       Chief Financial Officer
(Terry A. Klebe)

 /s/ JEFFREY B. LEVOS                   Vice President and Controller       March 8, 2004
---------------------------------       and Chief Accounting Officer
(Jeffrey B. Levos)

*STEPHEN G. BUTLER                      Director                            March 8, 2004
---------------------------------
(Stephen G. Butler)

*LINDA A. HILL                          Director                            March 8, 2004
---------------------------------
(Linda A. Hill)

*JAMES J. POSTL                         Director                            March 8, 2004
---------------------------------
(James J. Postl)

*DAN F. SMITH                           Director                            March 8, 2004
---------------------------------
(Dan F. Smith)

*GERALD B. SMITH                        Director                            March 8, 2004
---------------------------------
(Gerald B. Smith)

*JAMES R. WILSON                        Director                            March 8, 2004
---------------------------------
(James R. Wilson)

* By /s/ DIANE K. SCHUMACHER
     ---------------------------
     (Diane K. Schumacher, as Attorney-In-Fact
      for each of the persons indicated)

                              REPORT OF MANAGEMENT

         The management of Cooper Industries is responsible for the preparation, integrity and fair presentation of the accompanying Consolidated Financial Statements. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Management also prepared the other information included in the Annual Report on Form 10-K for the year ended December 31, 2003, and is responsible for its accuracy and consistency with the Consolidated Financial Statements.

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

         Cooper maintains a system of internal control designed to provide reasonable assurance to Cooper's management and Board of Directors that assets are safeguarded against loss; transactions are authorized, executed and recorded in accordance with management's instructions; and accounting records are reliable for preparing published financial statements. The system of internal control includes: a documented organizational structure and division of responsibility; regular management review of financial performance and internal control activities; comprehensive written policies and procedures (including a code of conduct to foster a sound ethical climate) that are communicated throughout Cooper; and the careful selection, training and development of employees. Cooper's internal audit department monitors the operation of the internal control system and reports findings and recommendations to management and the Audit Committee of the Board of Directors. The Internal Audit department reports directly to the Audit Committee of the Board of Directors. Prompt corrective action is taken to address control deficiencies and other opportunities for improving the internal control system.

         The Audit Committee of the Board of Directors, which is composed entirely of directors who are not employees of Cooper, meets periodically with management, the independent auditors, and the Vice President of Internal Audit to discuss the adequacy of internal control and to review accounting, reporting, auditing and other internal control matters. The internal and independent auditors have unrestricted access to the Audit Committee.








H. John Riley, Jr.        Terry A. Klebe                Jeffrey B. Levos
Chairman, President and   Senior Vice President         Vice President and Controller
Chief Executive Officer   and Chief Financial Officer   and Chief Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cooper Industries, Ltd.

         We have audited the accompanying consolidated balance sheets of Cooper Industries, Ltd., the successor company to Cooper Industries, Inc., as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Industries, Ltd. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

         As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards Nos. 123 in 2003 and 142 in 2002.

                                                   ERNST & YOUNG LLP

Houston, Texas
March 4, 2004

                             COOPER INDUSTRIES, LTD.
                         CONSOLIDATED INCOME STATEMENTS

                                                                                        Year Ended December 31,
                                                                                ------------------------------------
                                                                                   2003         2002         2001
                                                                                ----------   ----------   ----------
                                                                                (in millions, except per share data)
Revenues ....................................................................   $  4,061.4   $  3,960.5   $  4,209.5

Cost of sales ...............................................................      2,871.9      2,830.9      2,943.9

Selling and administrative expenses .........................................        794.9        735.8        729.7

Goodwill amortization .......................................................            -            -         60.7

Restructuring ...............................................................          2.6         39.1         74.1
                                                                                ----------   ----------   ----------
         Operating earnings .................................................        392.0        354.7        401.1
Interest expense, net .......................................................         74.1         74.5         84.7
Interest income on tax refund ...............................................        (28.6)           -            -
                                                                                ----------   ----------   ----------
         Income from continuing operations before income taxes ..............        346.5        280.2        316.4
Income taxes ................................................................         72.2         66.5         55.1
                                                                                ----------   ----------   ----------
         Income from continuing operations ..................................        274.3        213.7        261.3

Charge related to discontinued operations, net of income taxes ..............        126.0            -         30.0
                                                                                ----------   ----------   ----------
         Net income .........................................................   $    148.3   $    213.7   $    231.3
                                                                                ==========   ==========   ==========

Income per Common share

         Basic:

               Income from continuing operations ............................   $     2.96   $     2.29   $     2.78

               Charge from discontinued operations ..........................         1.36            -          .32
                                                                                ----------   ----------   ----------
                             Net income .....................................   $     1.60   $     2.29   $     2.46
                                                                                ==========   ==========   ==========

         Diluted:

               Income from continuing operations ............................   $     2.92   $     2.28   $     2.75

               Charge from discontinued operations ..........................         1.34            -          .31
                                                                                ----------   ----------   ----------
                             Net income .....................................   $     1.58   $     2.28   $     2.44
                                                                                ==========   ==========   ==========

Cash dividends per Common share .............................................   $     1.40   $     1.40   $     1.40
                                                                                ==========   ==========   ==========

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                                -----------------------
                                                                                   2003         2002
                                                                                ----------   ----------
                                                                                     (in millions)
                                      ASSETS

Cash and cash equivalents ...................................................   $    463.7   $    302.0
Receivables .................................................................        738.6        706.7
Inventories .................................................................        552.0        580.5
Deferred income taxes and other current assets ..............................        206.5         99.8
                                                                                ----------   ----------
               Total current assets .........................................      1,960.8      1,689.0
                                                                                ----------   ----------
Property, plant and equipment, less accumulated depreciation ................        711.4        750.2
Goodwill ....................................................................      2,056.6      1,996.2
Deferred income taxes and other noncurrent assets ...........................        236.5        252.5
                                                                                ----------   ----------
               Total assets .................................................   $  4,965.3   $  4,687.9
                                                                                ==========   ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt .............................................................   $      6.2   $      4.1
Accounts payable ............................................................        329.1        312.2
Accrued liabilities .........................................................        433.7        489.4
Accrual for discontinued operations .........................................        252.5            -
Current maturities of long-term debt ........................................          0.4        153.8
                                                                                ----------   ----------
               Total current liabilities ....................................      1,021.9        959.5
                                                                                ----------   ----------
Long-term debt ..............................................................      1,336.7      1,280.7
Postretirement benefits other than pensions .................................        181.1        189.1
Other long-term liabilities .................................................        307.4        256.2
                                                                                ----------   ----------
               Total liabilities                                                   2,847.1      2,685.5
                                                                                ----------   ----------
Common stock, $.01 par value ................................................          0.9          0.9
Capital in excess of par value ..............................................        518.0        422.7
Retained earnings ...........................................................      1,762.8      1,744.2
Accumulated other nonowner changes in equity ................................       (163.5)      (165.4)
                                                                                ----------   ----------
               Total shareholders' equity ...................................      2,118.2      2,002.4
                                                                                ----------   ----------
               Total liabilities and shareholders' equity ...................   $  4,965.3   $  4,687.9
                                                                                ==========   ==========

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                                ------------------------------------
                                                                                   2003         2002         2001
                                                                                ----------   ----------   ----------
                                                                                           (in millions)
Cash flows from operating activities:
    Net income ..............................................................   $    148.3   $    213.7   $    231.3
    Plus: charge related to discontinued operations .........................        126.0            -         30.0
                                                                                ----------   ----------   ----------
    Income from continuing operations .......................................        274.3        213.7        261.3
    Adjustments to reconcile to net cash provided by
        operating activities:
        Depreciation and amortization .......................................        121.4        121.7        186.4
        Deferred income taxes ...............................................         99.3          3.7        (35.1)
        Restructuring payments ..............................................        (17.8)       (22.9)       (14.4)
        Changes in assets and liabilities: (1)
           Receivables ......................................................         (3.2)        81.8         43.1
           Inventories ......................................................         45.9         89.4         17.3
           Accounts payable and accrued liabilities .........................        (22.4)       (76.2)       (17.1)
           Other assets and liabilities, net ................................        (52.2)        68.6        (19.1)
                                                                                ----------   ----------   ----------
               Net cash provided by operating activities ....................        445.3        479.8        422.4
                                                                                ----------   ----------   ----------

Cash flows from investing activities:
    Capital expenditures ....................................................        (79.9)       (73.8)      (115.1)
    Cash received from (paid for) acquired businesses .......................            -         (1.1)         9.8
    Proceeds from sales of property, plant and equipment and other ..........         18.1         22.0          6.7
                                                                                ----------   ----------   ----------
               Net cash used in investing activities ........................        (61.8)       (52.9)       (98.6)
                                                                                ----------   ----------   ----------

Cash flows from financing activities:
    Proceeds from issuances of debt .........................................          4.3        608.3        136.9
    Repayments of debt ......................................................       (174.4)      (513.5)      (343.2)
    Debt issuance costs .....................................................            -         (6.5)           -
    Dividends ...............................................................       (129.7)      (129.7)      (131.3)
    Acquisition of treasury shares ..........................................            -        (37.9)       (42.0)
    Subsidiary purchase of parent shares ....................................         (5.5)       (56.4)           -
    Activity under employee stock plans and other ...........................         63.2          3.2         41.0
                                                                                ----------   ----------   ----------
               Net cash used in financing activities ........................       (242.1)      (132.5)      (338.6)
                                                                                ----------   ----------   ----------
Effect of exchange rate changes on cash and cash equivalents ................         20.3         (3.9)        (0.1)
                                                                                ----------   ----------   ----------
Increase (decrease) in cash and cash equivalents ............................        161.7        290.5        (14.9)
Cash and cash equivalents, beginning of year ................................        302.0         11.5         26.4
                                                                                ----------   ----------   ----------
Cash and cash equivalents, end of year ......................................   $    463.7   $    302.0   $     11.5
                                                                                ==========   ==========   ==========

(1) Net of the effects of acquisitions and translation.

  The Notes to Consolidated Financial Statements are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Capital                           Unearned     Accumulated
                                                           In Excess                       Employee Stock   Nonowner
                                                   Common    of Par  Retained  Treasury    Ownership Plan  Changes in
                                                   Stock     Value   Earnings    Stock      Compensation     Equity         Total
                                                  -------  --------- --------  ---------   --------------  -----------   ----------
                                                                                            (in millions)
Balance December 31, 2000.......................  $ 615.0   $ 663.3  $2,225.0  $(1,470.0)      $ (8.6)     $    (120.5)  $  1,904.2
                                                                                                                         ----------
 Net income.....................................                        231.3                                                 231.3
 Minimum pension liability adjustment...........                                                                  (0.7)        (0.7)
 Translation adjustment.........................                                                                  (6.3)        (6.3)
 Change in fair value of derivatives............                                                                  (0.3)        (0.3)
                                                                                                                         ----------
      Net income and other nonowner
          changes in equity.....................                                                                              224.0
                                                                                                                         ----------
 Common stock dividends.........................                       (131.3)                                               (131.3)
 Purchase of treasury shares....................                                   (42.0)                                     (42.0)
 Stock issued under employee stock plans........              (16.6)                74.4                                       57.8
 ESOP shares allocated..........................                                                  8.6                           8.6
 Other activity.................................               (0.7)                 2.6                                        1.9
                                                  -------   -------  --------  ---------       ------      -----------   ----------
Balance December 31, 2001.......................    615.0     646.0   2,325.0   (1,435.0)           -           (127.8)     2,023.2
                                                                                                                         ----------
 Net income.....................................                        213.7                                                 213.7
 Minimum pension liability adjustment...........                                                                 (33.4)       (33.4)
 Translation adjustment.........................                                                                  (4.4)        (4.4)
 Change in fair value of derivatives............                                                                   0.2          0.2
                                                                                                                         ----------
      Net income and other nonowner
          changes in equity.....................                                                                              176.1
                                                                                                                         ----------
 Common stock dividends.........................                       (129.7)                                               (129.7)
 Purchase of treasury shares....................                                   (37.9)                                     (37.9)
 Subsidiary purchase of parent shares...........              (56.4)                                                          (56.4)
 Share conversion...............................   (614.1)   (171.0)   (664.8)   1,449.9                                          -
 Stock issued under employee stock plans........                4.0                 21.6                                       25.6
 Other activity.................................                0.1                  1.4                                        1.5
                                                  -------   -------  --------  ---------       ------      -----------   ----------
Balance December 31, 2002.......................      0.9     422.7   1,744.2          -            -           (165.4)     2,002.4
                                                                                                                         ----------
 Net income.....................................                        148.3                                                 148.3
 Minimum pension liability adjustment...........                                                                 (22.9)       (22.9)
 Translation adjustment.........................                                                                  26.2         26.2
 Change in fair value of derivatives............                                                                  (1.4)        (1.4)
                                                                                                                         ----------
      Net income and other nonowner
          changes in equity.....................                                                                              150.2
                                                                                                                         ----------
 Common stock dividends.........................                       (129.7)                                               (129.7)
 Stock-based compensation.......................                7.1                                                             7.1
 Subsidiary purchase of parent shares...........               (5.5)                                                           (5.5)
 Stock issued under employee stock plans........               92.0                                                            92.0
 Other activity.................................                1.7                                                             1.7
                                                  -------   -------  --------  ---------       ------      -----------   ----------
Balance December 31, 2003.......................  $   0.9   $ 518.0  $1,762.8  $       -       $    -      $    (163.5)  $  2,118.2
                                                  =======   =======  ========  =========       ======      ===========   ==========

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

ACCOUNTS RECEIVABLE: Cooper provides an allowance for doubtful trade accounts receivable, determined under the specific identification method. The allowance was $6.3 million and $6.4 million at December 31, 2003 and 2002, respectively.

INVENTORIES: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 58% and 62% of inventories at December 31, 2003 and 2002, respectively were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method. Cooper records provisions for potential obsolete and excess inventories. See
Note 4 of the Notes to the Consolidated Financial Statements.

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

GOODWILL: On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and is therefore no longer amortizing goodwill. See Note 6 of the Notes to the Consolidated Financial Statements. Cooper has designated January 1 as the date of its annual goodwill impairment test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. The first step of the SFAS No. 142 two step goodwill impairment test compares the fair value of a reporting unit with its carrying value. Cooper has designated seven reporting units, consisting of six

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

units in the Electrical Products reportable operating segment plus the Tools & Hardware reportable operating segment. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. Fair value is determined by estimating the present value of future cash flows. The second step compares the implied fair value of reporting unit goodwill to the carrying amount of the goodwill to measure the amount of impairment loss.

         Prior to the adoption of SFAS No. 142, with minor exceptions, Cooper amortized goodwill over 40 years from the respective acquisition dates.

REVENUE RECOGNITION: Cooper recognizes revenues when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon experience. The accrual for sales returns and other allowances was $33.8 million and $27.2 million at December 31, 2003, and 2002, respectively. Shipping and handling costs of $117.1 million, $118.9 million and $125.5 million in 2003, 2002 and 2001, respectively, are reported as a reduction of revenues in the consolidated income statements.

RESEARCH AND DEVELOPMENT EXPENDITURES: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $63.4 million, $54.0 million and $55.8 million in 2003, 2002 and 2001, respectively.

STOCK-BASED COMPENSATION: Effective January 1, 2003, Cooper adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended. Cooper's stock- based compensation plans are described in Note 10 of the Notes to the Consolidated Financial Statements. Cooper utilized the prospective method of adoption. Cooper accounted for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB No. 25"). In accordance with APB No. 25, compensation expense was recognized for performance-based and restricted stock awards. No compensation expense was recognized under Cooper's fixed stock option plans or Employee Stock Purchase Plan for grants prior to January 1, 2003.

         SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is estimated on the grant date, using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001 respectively: dividend yield of 3.8%, 3.9% and 3.5%, expected volatility of 34.0%, 33.0% and 27.5%, risk free interest rates of 2.7%, 4.8% and 5.1% and expected lives of 4 years in 2003 and 7 years for 2002 and 2001. The fair value of restricted stock and performance-based awards granted in 2003 was measured at the market price on the grant date. Total stock-based compensation expense was $10.5 million in 2003 and $2.7 million in 2001. Previously accrued stock-based compensation of $1.7 million related to performance based awards was reversed to income during 2002 as it was determined that certain performance targets would not be met.

         The following table presents pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                            Year Ended December 31
                                                        2003         2002         2001
                                                     ----------   ----------   ----------
                                                                (in millions)
Net income, as reported ..........................   $    148.3   $    213.7   $    231.3
Add: Stock-based employee compensation
   expense included in reported net income, net of
   related tax effects ...........................          6.3         (1.0)         1.6
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects ...........................        (12.6)       (12.9)        (8.9)
                                                     ----------   ----------   ----------
Pro forma net income .............................   $    142.0   $    199.8   $    224.0
                                                     ==========   ==========   ==========
Earnings per share:
     Basic - as reported .........................   $     1.60   $     2.29   $     2.46
     Basic - pro forma ...........................   $     1.53   $     2.14   $     2.38

     Diluted - as reported .......................   $     1.58   $     2.28   $     2.44
     Diluted - pro forma .........................   $     1.52   $     2.14   $     2.37

IMPACT OF NEW ACCOUNTING STANDARDS: In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (the "Interpretation"), an interpretation of Accounting Research Bulletin No. 51. The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. For variable interest entities created before February 1, 2003 the Interpretation is effective during the first interim period ending after December 15, 2003. Cooper has evaluated the effects of adopting the Interpretation and has concluded it will have no effect on Cooper's consolidated results of operations, financial position or cash flows.

NOTE 2: RESTRUCTURING

         During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

         The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices' manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper's portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of December 31, 2003, Cooper had paid $2.7 million for the actions, all of which was for severance costs.

         A total of 114 salaried and 150 hourly personnel are scheduled to be eliminated as a result of these actions, with 106 personnel having been terminated as of December 31, 2003. The remaining employees are being terminated in the first quarter of 2004. The majority of the remaining severance obligation will be paid in the first half of 2004. The multiple-employer pension obligation is expected to be paid over 15 years, beginning in 2005.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In 2001, Cooper accrued $35 million reflecting the contractual amount due to financial advisors associated with Cooper's strategic alternatives review. Cooper paid $5 million to the advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement.

         Restructuring activity for 2003 totaled $2.6 million consisting of the fourth quarter net restructuring charge of $16.9 million, less the $14.3 million negative restructuring charge.

         During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper's workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management's ongoing assessment of required production capacity in consideration of the current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. During the fourth quarter of 2003, Cooper reduced estimates of the cost related to those actions by $1.5 million.

         The following table reflects activity related to the fourth quarter 2002 restructuring charge.

                                                              Facilities
                                   Number of    Accrued      Closure and
                                   Employees   Severance   Rationalization
                                   ---------   ---------   ---------------
                                                   ($ in millions)
2002 Restructuring Charge .....      1,206      $ 18.3        $ 20.8
Asset write-offs ..............          -           -         (15.0)
Employees terminated ..........       (184)          -             -
Cash expenditures .............          -        (2.1)            -
                                     -----      ------        ------
Balance at December 31, 2002...      1,022        16.2           5.8
Employees terminated ..........       (982)          -             -
Cash expenditures .............          -       (14.9)         (2.9)
Reversal of excess accrual ....         (9)       (0.9)         (0.6)
                                     -----      ------        ------
Balance at December 31, 2003 ..         31      $  0.4        $  2.3
                                     =====      ======        ======

         A total of 435 salaried and 771 hourly positionswere to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions were replaced ultimately as a result of Cooper's ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities were initiated by the end of 2003 and are scheduled to be substantially completed by the end of 2004.

         During the fourth quarter of 2001, Cooper committed to the consolidation or closure of certain Electrical Products segment facilities and recorded a provision for severance and other related costs of these announced actions of $7.1 million ($1.7 million of which was non-cash). Plans to consolidate or close facilities arose as a result of Cooper management continuing to review and modify their assessment of required production and distribution facilities and capacity, in consideration of depressed demand levels. In addition, Cooper concluded during 2001 that various Electrical Products segment assets comprising $8.5 million of net book value were fully impaired as a result of decisions to discontinue or outsource the production provided by those assets in light of demand for the related products. Also during the 2001 fourth quarter, Cooper management performed a

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

strategic review of the operations of the Wiring Device business. This review focused on the results to date of the combination of the March 2000 acquisition of Eagle Electric with Cooper's existing electrical wiring devices operations. Management concluded that certain products within the combined Wiring Device business were essentially duplicative; that other product offerings were forecasted to be unprofitable; that all product and product packaging should be rebranded to a single brand; and that certain customer changeover costs incurred would provide no future benefit to the Wiring Device business. Cooper recorded a non-cash charge of $8.4 million to provide for these assimilation and changeover costs. The 2001 fourth quarter restructuring charge for the Electrical Products segment totaled $24.0 million.

         During the fourth quarter of 2001, Cooper reviewed strategies surrounding certain information technology related investments. These investments included capitalized costs for software applications, related hardware and equity investments in technology ventures that were primarily related to Cooper's efforts regarding the development of electronic sales, engineering and purchasing capabilities. Cooper concluded that a $14.1 million General Corporate restructuring charge should be recorded to provide for the full impairment of certain modules of software, hardware and other technology investments that would not become a functional component of Cooper's overall information technology infrastructure. On August 1, 2001, Danaher Corporation ("Danaher") announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction subject to conducting due diligence procedures. On August 8, 2001, Cooper's Board of Directors unanimously rejected Danaher's proposal and authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives. During the 2001 fourth quarter, Cooper recorded a General Corporate restructuring charge of $35.0 million for the fees and expenses of financial advisors and $1.0 million for legal and other external costs associated with performing Cooper's strategic alternatives review. On February 13, 2002, Cooper announced that it completed its strategic alternatives review process. After careful review of all the available alternatives with management and its financial advisors, Cooper's Board of Directors concluded that it was in the best interests of Cooper's shareholders to move forward with its plan to reincorporate in Bermuda. The 2001 fourth quarter general corporate restructuring charge totaled $50.1 million.

         The restructuring charges for 2001 totaled $74.1 million, or $44.5 million after taxes ($.47 per diluted common share). Of the $74.1 million total, $32.7 million represented non-cash charges.

         The following table reflects activity related to the fourth quarter 2001 severance, facility consolidation and closure and financial advisors and other cost accruals. A total of 77 salaried and 196 hourly positions were scheduled to be eliminated as a result of these consolidation activities.

                                                                        Facility
                                                                      Consolidation     Financial
                                               No. of      Accrued         and          Advisors
                                              Employees   Severance      Closure       and Others
                                              ---------   ---------      -------       ----------
                                                              ($ in millions)
Facility consolidation and closure.......        291        $3.2         $   2.2       $       -
Provision for advisors and other.........          -           -               -             36.0
Employees terminated.....................        (18)          -               -                -
Cash expenditures........................          -        (0.2)           (0.1)            (6.0)
                                                ----        ----            ----       ----------
Balance at December 31, 2001.............        273         3.0             2.1             30.0
Employees terminated.....................       (273)          -               -                -
Cash expenditures........................          -        (3.0)           (2.1)           (15.7)
                                                ----        ----            ----       ----------
Balance at December 31, 2002.............          -           -               -             14.3
Reversal of accrual......................          -           -               -            (14.3)
                                                ----        ----            ----       ----------
Balance at December 31, 2003.............          -        $  -         $     -       $        -
                                                ====        ====            ====       ==========

         See "Restructuring" in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to the restructuring.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3: ACQUISITIONS

         During 2002, Cooper paid $1.1 million related to previously acquired businesses. The terms of a previous acquisition agreement provided for additional consideration to be paid if earnings of the acquired businesses exceeded certain targeted levels. During 2001, Cooper received purchase price adjustments of $9.8 million net, primarily related to businesses acquired prior to 2001.

NOTE 4: INVENTORIES

                                                                                                  December 31,
                                                                                          ---------------------------
                                                                                             2003            2002
                                                                                          -----------     -----------
                                                                                                  (in millions)
Raw materials..........................................................................    $   182.8        $  184.3
Work-in-process........................................................................        113.9            99.5
Finished goods.........................................................................        346.3           389.1
Perishable tooling and supplies........................................................         20.6            20.8
                                                                                           ---------        --------
                                                                                               663.6           693.7
Allowance for excess and obsolete inventory............................................        (47.6)          (41.0)
Excess of current standard costs over LIFO costs.......................................        (64.0)          (72.2)
                                                                                           ---------        --------
         Net inventories...............................................................    $   552.0        $  580.5
                                                                                           =========        ========

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

                                                                                                  December 31,
                                                                                          ---------------------------
                                                                                             2003            2002
                                                                                          -----------     -----------
                                                                                                  (in millions)
Land and land improvements.............................................................   $      58.8      $     55.8
Buildings..............................................................................         472.5           445.1
Machinery and equipment................................................................         787.3           788.6
Tooling, dies and patterns.............................................................         240.6           219.9
All other..............................................................................         316.3           302.0
Construction in progress...............................................................          44.9            50.3
                                                                                          -----------      ----------
                                                                                              1,920.4         1,861.7
Accumulated depreciation...............................................................      (1,209.0)       (1,111.5)
                                                                                          -----------      ----------
                                                                                          $     711.4      $    750.2
                                                                                          ===========      ==========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by segment, were as follows:

                                                           Electrical       Tools &
                                                            Products        Hardware        Total
                                                            --------        --------        -----
                                                                         (in millions)
Balance January 1, 2002.................................   $   1,655.8     $    302.9    $   1,958.7
Additions to Goodwill...................................           1.1              -            1.1
Reversal of excess accrued liabilities..................          (0.4)          (1.4)          (1.8)
Translation adjustments.................................          41.9           (3.7)          38.2
                                                           -----------     ----------    -----------
Balance December 31, 2002...............................       1,698.4          297.8        1,996.2
Translation adjustments.................................          58.8            1.6           60.4
                                                           -----------     ----------    -----------
Balance December 31, 2003...............................   $   1,757.2     $    299.4    $   2,056.6
                                                           ===========     ==========    ===========

         On January 1, 2002, Cooper adopted SFAS No. 142 and is therefore no longer amortizing goodwill. Under SFAS No. 142, goodwill is subject to an annual impairment test. See Note 1 of the Notes to the Consolidated Financial Statements. The results of step one of the goodwill impairment test did not require the completion of step two of the test for any reporting units in 2003 or 2002.

         The following table reconciles reported income from continuing operations, net income and earnings per share to that which would have resulted for the year ended December 31, 2001 if SFAS No. 142 had been adopted effective January 1, 2001 (in millions, except per share amounts):

                                                                              Income from
                                                                              Continuing      Net
                                                                              Operations     Income
                                                                              ----------     ------
Reported income...........................................................    $    261.3    $  231.3
Goodwill amortization, net of taxes.......................................          50.4        50.4
                                                                              ----------    --------
Adjusted income...........................................................    $    311.7    $  281.7
                                                                              ==========    ========

Income per Common Share:                                                        Basic      Diluted
                                                                                -----      --------
Reported income from continuing operations................................    $    2.78    $   2.75
Goodwill amortization, net of taxes.......................................          .54         .53
                                                                              ---------    --------
Adjusted income from continuing operations................................    $    3.32    $   3.28
                                                                              =========    ========

Reported net income.......................................................    $    2.46    $   2.44
Goodwill amortization, net of taxes.......................................          .54         .53
                                                                              ---------    --------
Adjusted net income.......................................................    $    3.00    $   2.97
                                                                              =========    ========

         Other intangible assets primarily consist of patents and trademarks. The gross carrying value of other intangible assets was $12.1 million and $11.6 million at December 31, 2003 and 2002, respectively. Accumulated amortization of other intangible assets was $9.1 million and $8.2 million at December 31, 2003 and 2002, respectively. Subsequent to the adoption of SFAS No. 142, other intangible assets continue to be amortized over their remaining useful lives which were evaluated and determined to remain appropriate. Amortization expense of other intangible assets was $0.6 million in 2003 and $0.8 million for each of the years ended December 31, 2002 and 2001. Annual amortization expense is expected to be $0.6 million in 2004 and 2005 and $0.4 million in 2006, 2007 and 2008.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7: ACCRUED LIABILITIES

                                                                          December 31,
                                                                         ---------------
                                                                          2003     2002
                                                                         ------   ------
                                                                          (in millions)
Salaries, wages and employee benefit plans ...........................   $214.4   $209.2
Commissions and customer incentives ..................................     84.6     79.4
Product and environmental liability accruals .........................     34.3     33.8
Facility integration of acquired businesses ..........................     18.1     29.1
Other (individual items less than 5% of total current liabilities) ...     82.3    137.9
                                                                         ------   ------
                                                                         $433.7   $489.4
                                                                         ======   ======

         At December 31, 2003, Cooper had accruals of $15.6 million with respect to potential product liability claims and $38.9 million with respect to potential environmental liabilities, including $20.2 million classified as a long-term liability, based on Cooper's current estimate of the most likely amount of losses that it believes will be incurred.

         The product liability accrual consists of $5.5 million of known claims with respect to ongoing operations, $3.3 million of known claims for previously divested operations and $6.8 million which represents an estimate of claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage for individual 2003 claims above $5.0 million.

         Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $8.3 million related to sites owned by Cooper and $30.6 million for retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper's liability will be determined based on an estimate of Cooper's proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.

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

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In connection with acquisitions, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing Cooper operations. Significant accruals include plant shut-down and realignment costs. The following table summarizes the accrual balances and activity during each of the last three years:

                                                      2003      2002      2001
                                                     ------    ------    ------
                                                            (in millions)
ACTIVITY DURING EACH YEAR:
Balance, beginning of year .......................   $ 29.1    $ 39.3    $ 37.5
Spending .........................................    (11.0)     (7.2)    (11.0)
Acquisitions - final allocation adjustment .......        -         -      12.9
Reversal of excess accruals ......................        -      (2.4)        -
Translation ......................................        -      (0.6)     (0.1)
                                                     ------    ------    ------

Balance, end of year .............................   $ 18.1    $ 29.1    $ 39.3
                                                     ======    ======    ======
BALANCE BY CATEGORY OF ACCRUAL:
Plant shut-down and realignment ..................   $ 18.0    $ 28.9    $ 38.8
Other realignment and integration ................      0.1       0.2       0.5
                                                     ------    ------    ------
                                                     $ 18.1    $ 29.1    $ 39.3
                                                     ======    ======    ======

         Plant shut-down and realignment includes the costs to terminate personnel, shut down the facilities, terminate leases and similar costs. At December 31, 2003 and 2002, respectively, $17.7 million and $27.7 million of the plant shut-down and realignment balance is related to the Eagle Electric acquisition. Other realignment and integration costs include costs to exit product lines and miscellaneous costs.

         During the three years ended December 31, 2003, the annual spending was primarily related to downsizing and consolidating facilities. Acquisitions-final allocation adjustment represents adjustments to goodwill for finalization of the purchase price allocations recorded in the previous year. The 2001 acquisitions
- final allocation adjustment of $12.9 million represents adjustments to goodwill for finalization of the purchase price allocations regarding severance and related costs to terminate personnel and facility shut-down costs in connection with the acquisitions of Eagle Electric and B-Line Systems in 2000. Reversal of excess accruals represents the excess of plant shut-down and realignment accruals over the ultimate amount expended on certain completed activities. The excess plant shut-down and realignment accrual of $2.4 million and related deferred tax asset balance was reversed in 2002 with a corresponding reduction in goodwill. See Note 6 of the Notes to the Consolidated Financial Statements.

         Involuntary termination benefits of $7.9 million, $4.2 million and $2.8 million were paid as 624, 296 and 219 hourly positions were eliminated during 2003, 2002 and 2001, respectively, and 20 salaried positions were eliminated in 2001. A total of 438 additional hourly positions are expected to be eliminated as a result of planned facilities shut-downs. The remaining terminations and facility shut-down activities are expected to be completed by the end of 2006.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8: LONG-TERM DEBT AND LEASE COMMITMENTS

                                                                                    December 31,
                                                                                --------------------
                                                                                  2003        2002
                                                                                --------    --------
                                                                                    (in millions)
6.47% - 6.91% second series medium-term notes, due through 2010 .............   $  242.3    $  242.3
6.38% third series medium-term notes, due through 2008 ......................      100.0       250.0
5.25% senior unsecured notes, due July 2007 .................................      305.2       300.0
5.50% senior unsecured notes, due November 2009 .............................      275.0       275.0
6.25% Euro bonds maturing in October 2005 ...................................      374.6       309.0
3.64%* Pound Sterling notes payable maturing at various dates through 2005 ..       30.4        27.7
Other .......................................................................        9.6        30.5
                                                                                --------    --------
                                                                                 1,337.1     1,434.5
Current maturities ..........................................................       (0.4)     (153.8)
                                                                                --------    --------
Long-term portion ...........................................................   $1,336.7    $1,280.7
                                                                                ========    ========

* The weighted average interest rate on the Pound Sterling notes was 3.48% at December 31, 2002.

         Cooper has U.S. committed credit facilities of $450 million, which mature in November 2004. At December 31, 2003, all of Cooper's $450 million U.S. committed credit facilities was available. At December 31, 2002, all of Cooper's $825 million U.S. committed credit facilities was available. The agreements for the credit facilities require that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and a minimum earnings before interest, income taxes, depreciation and amortization to interest ratio. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio.

         During June 2002, Cooper Ohio issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. Proceeds from the notes were used to repay commercial paper obligations. During September 2002, Cooper Ohio filed a Form S-4 Registration Statement to exchange the original notes for notes with substantially identical terms, except that the exchange notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions and registration rights applicable to the original notes do not apply to the exchange notes. The original and exchange notes are fully and unconditionally guaranteed by Cooper. The exchange offer was completed on November 4, 2002 with all holders exchanging their notes. Cooper Ohio did not receive any proceeds from the exchange offer. During August 2003, Cooper entered into interest-rate swaps to effectively convert this fixed-rate debt to variable-rate debt (see Note 17.) The fair value of the interest rate swaps are included in noncurrent assets and long-term debt on the consolidated balance sheets.

         During 1999, Cooper Ohio completed a shelf registration statement to issue up to $500 million of debt securities. On October 28, 2002, Cooper Ohio issued $275 million senior unsecured notes due November 1, 2009, with a 5.5% interest rate. Proceeds from the notes were used to repay short-term debt and other maturing indebtedness in 2002 and current maturities of long-term debt in 2003. The notes are fully and unconditionally guaranteed by Cooper. After this issuance, $225 million of the shelf registration remains available.

         Total interest paid during 2003, 2002 and 2001 was $83 million, $65 million and $85 million, respectively.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Maturities of long-term debt for the five years subsequent to December 31, 2003 are $0.4 million, $634.4 million, $11.4 million, $305.6 million and $100.3 million, respectively. The future net minimum lease payments under capital leases are not significant.

         Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $39.4 million, $44.0 million and $40.1 million during 2003, 2002 and 2001, respectively.

         At December 31, 2003, minimum annual rental commitments under noncancellable operating leases that have an initial or remaining lease term in excess of one year were $23.9 million in 2004, $22.4 million in 2005, $17.4 million in 2006, $14.3 million in 2007, $12.1 million in 2008 and $16.6 million thereafter.

NOTE 9:  COMMON AND PREFERRED STOCK

         Cooper's authorized share capital is U.S. $4,100,000 consisting of 250,000,000 Class A common shares, par value of $.01 per share, 150,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares were outstanding at December 31, 2003 or 2002.

         At December 31, 2001, Cooper was authorized to issue 250,000,000 shares of $5 par value common stock, 1,340,750 shares of preferred stock with no par value, 10,000,000 shares of $2.00 par value preferred stock and 2,821,079 shares of $1.00 par value preferred stock. At December 31, 2001, no preferred shares were issued or outstanding.

At December 31, 2003, 93,797,765 Class A common shares, $.01 par value were issued and outstanding (excluding 1,130 Class A common shares held by Cooper
Ohio) compared to 91,709,144 Class A common shares, $.01 par value that were issued and outstanding (excluding 1,519,214 Class A common shares held by Cooper
Ohio) at December 31, 2002. During 2003, Cooper Ohio purchased 153,500 Class A common shares for $5.5 million. During 2003, Cooper issued 2,242,121 Class A common shares (including 1,671,584 shares held by Cooper Ohio) primarily in connection with employee benefit plans and Cooper's dividend reinvestment program.

         At December 31, 2001, 93,761,587 common shares, $5 par value were issued and outstanding. In 2002, prior to the reorganization, Cooper Ohio repurchased 1,000,000 shares of its common stock at a cost of $37.9 million and issued 337,570 common shares primarily in connection with employee benefit plans. Effective May 22, 2002, Cooper became the parent company of Cooper Ohio following a reorganization. The reorganization was effected through the merger of Cooper Mergerco, Inc. into Cooper Ohio (see Note 1). Upon consummation of the merger, 93,099,157 issued and outstanding Cooper Ohio common shares, $5 par value, automatically became 93,099,157 Cooper Class A common shares, $.01 par value. The decrease in the par value of the common shares of $464.5 million was recorded as a decrease to common stock and an increase to capital in excess of par value on the consolidated balance sheet. On May 22, 2002, 29,893,919 Cooper Ohio treasury shares were retired due to the reorganization. The treasury stock retirement was recorded by eliminating the $1,449.9 million treasury stock balance and reducing common stock, $5 par value $149.6 million, capital in excess of par value $635.5 million and retained earnings $664.8 million on the consolidated balance sheet.

         Additionally, Cooper issued 129,201 Class A common shares in 2002 after the reorganization primarily in connection with employee benefits plans. During the third and fourth quarters of 2002, Cooper Ohio purchased 1,804,250 Class A common shares for $56.4 million. The share purchases are recorded by Cooper Ohio as an investment in its parent company that is eliminated in consolidation. During 2002, 285,036 of the Class A common shares held by Cooper Ohio were issued primarily to satisfy the matching obligation under the

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cooper Ohio Retirement Savings and Stock Ownership Plan, leaving 1,519,214 Class A common shares held by Cooper Ohio at December 31, 2002.

         During the year ended December 31, 2001, Cooper purchased 1,000,000 shares of treasury stock for $42.0 million and 1,348,343 shares were issued primarily in connection with employee stock plans.

         As part of the reorganization, Cooper Ohio transferred the shares of certain subsidiaries to Cooper in exchange for Cooper Class B common shares. The Class B common shares held by Cooper Ohio are accounted for as an investment in the parent company that is eliminated in consolidation. The Class B common shares are not entitled to vote, except as to matters for which Bermuda law specifically requires voting rights for otherwise nonvoting shares. Cooper and Cooper Ohio entered into a voting agreement which provides that in those limited circumstances where the Class B common shares have the right to vote, Cooper Ohio shall vote the Class B common shares and any Class A common shares that may be held by Cooper Ohio in the same proportion as the holders of Class A common shares. If at any time a dividend is declared or paid on the Class A common shares, a like dividend shall be declared and paid on Class B common shares in an equal amount per share. During 2003 and 2002, Cooper Ohio waived its rights to receive the regular quarterly dividend declared of $.35 per share (a total of $80.6 million in 2003 and $40.6 million in 2002) on both the Class A and Class B common shares held by Cooper Ohio.

         Under the terms of the Dividend Reinvestment Plan, any holder of common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in common stock without incurring any brokerage commissions or service charges. At December 31, 2003, Cooper had 13,192,736 shares reserved for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards, restricted stock awards and subscriptions under the Employee Stock Purchase Plan and other plans.

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

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A summary of the status of Cooper's fixed stock option plans for officers and employees as of December 31, 2003 and activity during the three years ended December 31, 2003 is presented below:

                                                    2003                          2002                          2001
                                          ---------------------------   ---------------------------   ---------------------------
                                                           Weighted                     Weighted                      Weighted
                                                            Average                     Average                        Average
                                                           Exercise                     Exercise                       Exercise
                                            Shares           Price       Shares          Price          Shares          Price
                                          ----------    -------------   ----------    -------------   ----------    -------------
Outstanding at beginning of year ......    7,318,903        $40.74       4,740,658       $44.07        3,810,497        $43.28
Granted ...............................    1,421,100        $37.36       2,806,425       $35.21        1,740,000        $45.19
Exercised .............................   (1,184,395)       $39.40         (41,096)      $38.52         (625,260)       $42.33
Canceled ..............................     (230,082)       $40.12        (187,084)      $42.78         (184,579)       $44.09
                                          ----------                    ----------                    ----------
Outstanding at end of year ............    7,325,526        $40.32       7,318,903       $40.74        4,740,658        $44.07
                                          ==========                    ==========                    ==========
Options exercisable at end of year ....    3,642,301                     3,033,777                     1,866,391

Options available for grant
at end of year ........................    1,351,330                     2,359,814                     5,116,955

                    Options Outstanding                         Options Exercisable
----------------------------------------------------------- ---------------------------
                                  Weighted
                     Shares        Average       Weighted     Shares        Weighted
                  Outstanding     Remaining      Average    Exercisable      Average
    Range of           At        Contractual     Exercise       At          Exercise
Exercise Prices     12/31/03        Life          Price       12/31/03        Price
---------------   -----------    -----------  ------------- -----------   -------------
$29.46 - $35.21     2,476,101       7.8           $35.16        647,262      $35.12
$36.76 - $39.06     2,219,452       4.6           $37.63        858,352      $38.14
$39.77 - $43.47       575,040       4.9           $43.43        570,040      $43.46
$45.06 - $46.10     1,545,554       6.2           $45.93      1,061,768      $45.85
$50.67 - $56.63       509,379       3.6           $56.55        504,879      $56.61
                  -----------                               -----------
                    7,325,526                                 3,642,301
                  ===========                               ===========

         During 2003 and 2002, respectively, options to purchase 18,000 and 9,000 shares of common stock were granted to nonemployee directors at an exercise price of $37.28 and $41.08. No nonemployee director options were exercised in 2003 or 2002. During 2001, options to purchase 10,000 shares of common stock were granted to nonemployee directors at an exercise price of $33.66 and options for 4,000 shares were exercised at $42.13 to $49.03 per share. At December 31, 2003, options under the director plans for 45,000 common shares were exercisable at $33.66 to $63.78 per share, and 84,677 shares were reserved for future grants.

         Participants in the Employee Stock Purchase Plan receive an option to purchase common stock at a price that is the lesser of 85% of the market value on the offering date or 85% of the market value on the purchase date. On September 10, 2003, a total of 483,091 shares were sold to employees at $34.07 per share. There is currently no outstanding offering under the plan. At December 31, 2003, an aggregate of 1,940,885 shares of common stock were reserved for future issuance.

         See Note 1 of the Notes to the Consolidated Financial Statements for information on stock-based compensation expense.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11: ACCUMULATED NONOWNER CHANGES IN EQUITY

                                                      Minimum        Loss On     Cumulative
                                                      Pension      Derivative    Translation
                                                     Liability     Instruments   Adjustment      Total
                                                     ----------    -----------   -----------   ----------
                                                                         (in millions)
Balance December 31, 2000 ........................   $     (2.7)   $        -    $   (117.8)   $   (120.5)

Current year other nonowner changes in equity ....         (0.7)         (0.3)         (6.3)         (7.3)
                                                     ----------    ----------    ----------    ----------
Balance December 31, 2001 ........................         (3.4)         (0.3)       (124.1)       (127.8)
Current year other nonowner changes in equity ....        (33.4)          0.2          (4.4)        (37.6)
                                                     ----------    ----------    ----------    ----------
Balance December 31, 2002 ........................        (36.8)         (0.1)       (128.5)       (165.4)
Current year other nonowner changes in equity ....        (22.9)         (1.4)         26.2           1.9
                                                     ----------    ----------    ----------    ----------
Balance December 31, 2003 ........................   $    (59.7)   $     (1.5)   $   (102.3)   $   (163.5)
                                                     ==========    ==========    ==========    ==========

                                             2003                             2002                              2001
                                 -----------------------------    -----------------------------    -----------------------------
                                 Before       Tax                  Before      Tax                  Before      Tax
                                  Tax      (Expense)     Net        Tax     (Expense)     Net        Tax     (Expense)     Net
                                 Amount     Benefit     Amount     Amount    Benefit     Amount     Amount    Benefit     Amount
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
                                                                   (in millions)
Minimum pension ..............
   liability adjustment ......   $ (38.1)   $  15.2    $ (22.9)   $ (55.7)   $  22.3    $ (33.4)   $  (1.1)   $   0.4    $  (0.7)
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
Change in fair value
   of derivatives ............      (4.7)       1.9       (2.8)       0.1          -        0.1       (1.0)       0.4       (0.6)

Reclassification to
   earnings ..................       2.4       (1.0)       1.4        0.2       (0.1)       0.1        0.5       (0.2)       0.3
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
                                    (2.3)       0.9       (1.4)       0.3       (0.1)       0.2       (0.5)       0.2       (0.3)
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
Translation adjustment .......      40.2      (14.0)      26.2       (6.8)       2.4       (4.4)      (9.7)       3.4       (6.3)
                                 -------    -------    -------    -------    -------    -------    -------    -------    -------
Other nonowner
   changes in equity .........   $  (0.2)   $   2.1    $   1.9    $ (62.2)   $  24.6    $ (37.6)   $ (11.3)   $   4.0    $  (7.3)
                                 =======    =======    =======    =======    =======    =======    =======    =======    =======

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12: INCOME TAXES

                                                                             Year Ended December 31,
                                                                           --------------------------
                                                                            2003      2002      2001
                                                                           ------    ------    ------
                                                                                 ($ in millions)
Components of income from continuing operations before income taxes:
     U.S. operations ....................................................  $ 56.1    $ 81.4    $211.9
     Foreign operations .................................................   290.4     198.8     104.5
                                                                           ------    ------    ------
       Income from continuing operations before income taxes ............  $346.5    $280.2    $316.4
                                                                           ======    ======    ======
Components of income tax expense:
   Current:
     U.S. Federal .......................................................  $(62.1)   $  8.0    $ 60.8
     U.S. state and local ...............................................    (8.2)      5.4       6.2
     Foreign ............................................................    43.2      49.4      23.2
                                                                           ------    ------    ------
                                                                            (27.1)     62.8      90.2
                                                                           ------    ------    ------
   Deferred:
     U.S. Federal .......................................................    79.7      30.5     (43.9)
     U.S. state and local ...............................................    21.0       3.3       2.5
     Foreign ............................................................    (1.4)    (30.1)      6.3
                                                                           ------    ------    ------
                                                                             99.3       3.7     (35.1)
                                                                           ------    ------    ------
       Income tax expense ...............................................  $ 72.2    $ 66.5    $ 55.1
                                                                           ======    ======    ======
Total income taxes paid .................................................  $ 30.8    $ 27.9    $100.8
                                                                           ======    ======    ======
Effective tax rate reconciliation:
     U.S. Federal statutory rate ........................................    35.0%     35.0%     35.0%
     State and local income taxes .......................................     2.4       2.0       1.4
     Non U.S. Operations ................................................   (15.8)    (11.5)     (3.5)
     Nondeductible goodwill .............................................       -         -       4.3
     Extraterritorial income exclusion ..................................    (1.2)     (1.4)     (1.4)
     Tax credits ........................................................    (0.2)     (0.2)     (0.2)
     Reduction in tax reserves ..........................................       -         -     (15.8)
     Other ..............................................................     0.6      (0.2)     (2.4)
                                                                           ------    ------    ------
       Effective tax rate attributable to continuing operations .........    20.8%     23.7%     17.4%
                                                                           ======    ======    ======

         Cooper entered into a settlement with the Internal Revenue Service covering years 1994-1996 which also included final disposition of certain refund claims relating to tax years prior to 1994. During October 2003, Cooper received a refund of $75.9 million including interest of $28.6 million after the settlement was approved by the Joint Committee on Taxation of Congress. The $47.3 million refund balance primarily reduced tax-related assets.

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

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                   December 31,
                                                                  ---------------
                                                                   2003     2002
                                                                  ------   ------
                                                                   (in millions)
Components of deferred tax assets and liabilities:

     Deferred tax assets:

       Postretirement and other employee welfare benefits ......  $ 72.8   $ 85.1
       Accrued liabilities .....................................   182.3    143.7
       Minimum pension liability ...............................    39.8     24.5
       Capital loss carryforward (1) ...........................       -     21.7
       Other ...................................................    61.2     99.4
                                                                  ------    -----
           Total deferred tax assets ...........................   356.1    374.4
                                                                  ------    -----
     Valuation allowance (1) ...................................       -    (21.7)
                                                                  ------    -----
     Deferred tax liabilities:

       Property, plant and equipment and intangibles ...........  (167.2)  (154.1)
       Inventories .............................................   (14.4)   (25.1)
       Pension plans ...........................................   (53.9)   (43.1)
       Other ...................................................    (7.7)    (7.1)
                                                                  ------    -----
           Total deferred tax liabilities ......................  (243.2)  (229.4)
                                                                  ------    -----
           Net deferred tax asset ..............................  $112.9   $123.3
                                                                  ======   ======

(1) Cooper incurred a capital loss on the 1998 sale of the Automotive Products segment. Cooper limited the amount of tax benefits recognized based on an evaluation of the amount of capital loss carryforward that was expected to be realized. Cooper implemented strategies to realize the capital loss carryforward asset and reclassified the reduction in the valuation allowance to other tax liabilities in 2003. The capital loss carryforward was available to offset capital gains through 2003.

         The U.S. Federal portion of the above provision includes U.S. tax expected to be payable on the foreign portion of Cooper's income before income taxes when such earnings are remitted. Cooper's liabilities at December 31, 2003 include the additional U.S. tax estimated to be payable on substantially all unremitted earnings of foreign subsidiaries.

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFITS

         Cooper and its subsidiaries have numerous defined benefit pension plans and other postretirement benefit plans. The benefits provided under Cooper's various postretirement benefit plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 90% of the total. Current employees, unless grandfathered under plans assumed in acquisitions, are not provided postretirement benefits other than pensions. The vast majority of the annual other postretirement benefit expense is related to employees who are already retired. The measurement date for all plan disclosures is December 31.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                  Other
                                                                              Postretirement
                                                           Pension Benefits      Benefits
                                                           ----------------  ----------------
                                                            2003     2002     2003      2002
                                                           ------   ------   ------    ------
                                                                     (in millions)
Change in benefit obligation:
     Benefit obligation at January 1 ....................  $650.1   $622.3   $ 139.0   $ 141.4
     Service cost .......................................    16.8     16.0       0.2       0.2
     Interest cost ......................................    42.0     42.9       9.2       9.7
     Benefit payments ...................................   (47.6)   (46.6)    (13.8)    (12.8)
     Actuarial (gain) loss ..............................    12.2    (12.4)      4.2       0.5
     Exchange rate changes ..............................    15.4      9.6         -         -
     Acquisitions .......................................       -     14.8         -         -
     Other ..............................................     2.6      3.5         -         -
                                                           ------   ------   -------   -------
Benefit obligation at December 31 .......................   691.5    650.1     138.8     139.0
                                                           ------   ------   -------   -------
Change in plan assets:
     Fair value of plan assets at January 1 .............   534.3    570.4         -         -
     Actual return on plan assets .......................    68.9    (46.8)        -         -
     Employer contributions .............................    44.1     43.7      13.8      12.8
     Benefit payments ...................................   (45.6)   (44.9)    (13.8)    (12.8)
     Exchange rate changes ..............................     4.6      3.5         -         -
     Acquisitions .......................................       -     10.9         -         -
     Other ..............................................   (21.7)    (2.5)        -         -
                                                           ------   ------   -------   -------
Fair value of plan assets at December 31 ................   584.6    534.3         -         -
                                                           ------   ------   -------   -------
Funded status ...........................................  (106.9)  (115.8)   (138.8)   (139.0)
Unrecognized actuarial (gain) loss ......................   166.8    167.4     (41.4)    (49.1)
Unrecognized prior service cost .........................     7.9      8.1      (0.9)     (1.0)
Other ...................................................       -      0.3         -         -
                                                           ------   ------   -------   -------
Net amount recognized ...................................  $ 67.8   $ 60.0   $(181.1)  $(189.1)
                                                           ======   ======   =======   =======
Amounts recognized in the balance sheet consist of:

     Prepaid benefit asset ..............................  $ 80.1   $102.7   $     -   $     -
     Accrued benefit liability ..........................  (111.7)  (108.1)   (181.1)   (189.1)
     Intangible asset ...................................       -      4.1         -         -
     Accumulated other nonowner changes in equity .......    99.4     61.3         -         -
                                                           ------   ------   -------   -------
Net amount recognized ...................................  $ 67.8   $ 60.0   $(181.1)  $(189.1)
                                                           ======   ======   =======   =======

         The accumulated benefit obligation for defined benefit pension plans was $673.3 million and $628.9 million at December 31, 2003 and 2002, respectively.

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $268.5 million, $262.6

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million and $159.9 million, respectively as of December 31, 2003 and $434.5 million, $416.8 million and $317.8 million, respectively at December 31, 2002.

                                                                          Other
                                            Pension Benefits     Postretirement Benefits
                                          ---------------------  -----------------------
                                          2003    2002    2001    2003    2002    2001
                                          -----   -----   -----   -----   -----   -----
                                                           (in millions)
Components of net periodic benefit cost:

Service cost ...........................  $16.8   $16.0   $16.2   $ 0.2   $ 0.2   $ 0.2
Interest cost ..........................   42.0    42.9    42.5     9.2     9.7     8.2
Expected return on plan assets .........  (40.1)  (46.3)  (49.7)      -       -       -
Amortization of unrecognized
    transition obligation ..............    0.3     0.2     0.2       -       -       -
Amortization of prior service cost .....    0.6     0.6     0.3    (0.1)   (0.8)   (1.2)
Recognized actuarial (gain) loss .......    8.9     3.3     2.1    (3.5)   (3.9)   (8.5)
Curtailment ............................    0.2       -       -       -       -       -
                                          -----   -----   -----   -----   -----   -----
Net periodic benefit cost ..............  $28.7   $16.7   $11.6   $ 5.8   $ 5.2   $(1.3)
                                          =====   =====   =====   =====   =====   =====

                                                                                                         Other
                                                                  Pension Benefits            Postretirement Benefits
                                                          -------------------------------     -----------------------
                                                              2003               2002             2003      2002
                                                          ------------       ------------         ----      ----
Weighted average assumptions used to determine
benefit obligations as of December 31:
Discount rate.........................................    5.50% - 6.25%      6.00% - 7.00%        6.25%     7.00%
Rate of compensation increase.........................    2.75% - 4.00%      2.75% - 4.25%           -         -

                                                                                                       Other
                                                                  Pension Benefits            Postretirement Benefits
                                                          -------------------------------     -----------------------
                                                              2003                2002            2003      2002
                                                          ------------       ------------         ----      ----
Weighted average assumptions used to determine
net costs for the years ended December 31:
Discount rate.........................................    6.00% - 7.00%      6.00% - 7.25%        7.00%     7.25%
Expected return on plan assets........................    6.50% - 8.50%      7.00% - 8.50%           -         -
Rate of compensation increase.........................    2.75% - 4.25%      3.00% - 4.50%           -         -

                                                                                                  2003      2002
                                                                                                  ----      ----
Assumed healthcare cost trend rates:
Healthcare cost trend rate assumed for next year............................................      9.00%     9.05%
Rate to which trend rate is assumed to decline (ultimate trend rate) .......................      5.00%     5.25%
Year that rate reaches ultimate trend rate..................................................      2008      2007

                                                                                1-Percentage-    1-Percentage-
                                                                               Point Increase    Point Decrease
                                                                               --------------    --------------
                                                                                        (in millions)
A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
Effect on total of service and interest cost components.......................      $ 0.8           $ (0.6)
Effect on the postretirement benefit obligation...............................      $ 8.5           $ (7.6)

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In accordance with FASB Staff Position 106-1, Cooper has elected to defer recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on the accumulated postretirement benefit obligation and net postretirement benefit costs until specific accounting guidance is finalized. Finalization of pending guidance could result in a reduction in the accumulated postretirement benefit obligation and future net periodic postretirement benefit cost.

Defined benefit pension plan assets consist of:

                                                                   Percentage of
                                                                   Plan Assets at
                                                                    December 31,
                                                                   --------------
                       Asset Category                              2003      2002
----------------------------------------------------------------   ----      ----
Equity Securities...............................................    53%       52%
Debt Securities.................................................    47%       48%
                                                                   ---       ---
                                                                   100%      100%
                                                                   ===       ===

         Cooper's policy is to invest its pension assets in equity and fixed income investments. The plan investments are managed by outside investment advisors and include equity futures, other equity derivatives, and short to intermediate duration fixed income securities. The allocation of plan assets is determined based on plan liabilities and ranges between 40% and 80% in equity investments with the remainder invested in fixed income securities.

         Cooper's overall expected long-term rate of return on assets assumption is based upon (i) a long-term expected inflation rate, (ii) long-term expected stock and bond market risk premiums over the expected inflation rate, and (iii) a target allocation of equity and fixed income securities that will generate the overall expected long-term rate of return.

         During 2004, Cooper expects to contribute approximately $15.0 million in cash to the defined benefit pension plans. Other postretirement benefit plans are not subject to any minimum regulatory funding requirements. Cooper funds these benefits payments as incurred.

         During the fourth quarter of 2003, Cooper recorded a $12.5 million restructuring charge as an estimate of Cooper's portion of unfunded benefit obligations related to the withdrawal from a multiple-employer pension plan associated with the closing of Cooper Wiring Device manufacturing operations in New York City. Cooper participates in three other multiple-employer plans. Obligations under these plans are insignificant.

         During 2003, 2002 and 2001, expense with respect to domestic and foreign defined contribution plans (primarily related to various groups of hourly employees) totaled $14.1 million, $15.5 million and $16.4 million, respectively.

NOTE 14: COOPER SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLANS

         All full-time domestic employees, except for certain bargaining unit employees, are eligible to participate in the Cooper Ohio Retirement Savings and Stock Ownership Plan ("CO-SAV"). Under the terms of the CO-SAV plan, employee savings deferrals are partially matched with Cooper common stock. Employee Stock Ownership Plan ("ESOP") shares have been used to partially match employee savings deferrals.

         Compensation expense for the CO-SAV plan and the ESOP was $18.9 million, $19.3 million and $23.0 million in 2003, 2002 and 2001, respectively.

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

         The performance of businesses is evaluated at the segment level and resources are allocated among the segments. The Cooper executive responsible for the segments further allocates resources among the various division operating units that compose the segments and, in international markets, determines the integration of product lines and operations across division operating units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Cooper manages cash, debt and income taxes centrally. Accordingly, Cooper evaluates performance of its segments and operating units based on operating earnings exclusive of financing activities and income taxes. Restructuring charges are excluded from the evaluations. The segments are managed separately because they manufacture and distribute distinct products. Intersegment sales and related receivables for each of the years presented were insignificant.

         Financial information by industry segment was as follows:

                                              Revenues                   Operating Earnings                 Total Assets
                                   ------------------------------   ----------------------------  ----------------------------
                                       Year Ended December 31,         Year Ended December 31,         Year Ended December 31,
                                   ------------------------------   ----------------------------  ----------------------------
                                     2003       2002       2001       2003      2002     2001      2003      2002      2001
                                   --------   --------   --------   --------  --------  --------  --------  --------  --------
                                                                        (in millions)
Electrical Products .............  $3,358.4   $3,324.9   $3,485.5   $  435.1  $  400.6  $  437.0  $3,433.2  $3,394.0  $3,482.9
Tools & Hardware ................     703.0      635.6      724.0       39.0      27.3      68.6     734.6     724.2     816.3
                                   --------   --------   --------   --------  --------  --------  --------  --------  --------
Total  management reporting......  $4,061.4   $3,960.5   $4,209.5      474.1     427.9     505.6   4,167.8   4,118.2   4,299.2
                                   ========   ========   ========
Segment restructuring ...........                                      (16.0)    (36.7)    (24.0)
                                                                    --------  --------  --------
Net segment operating
earnings ........................                                      458.1     391.2     481.6
General Corporate:
    Restructuring ...............                                       13.4      (2.4)    (50.1)
    Expense .....................                                      (79.5)    (34.1)    (30.4)
                                                                    --------  --------  --------
Operating earnings ..............                                      392.0     354.7     401.1
Interest expense, net ...........                                      (74.1)    (74.5)    (84.7)
Interest income on tax refund ...                                       28.6         -         -
                                                                    --------  --------  --------
Consolidated income from
  continuing operations before
  income taxes ..................                                   $  346.5  $  280.2  $  316.4
                                                                    ========  ========  ========
Corporate assets ................                                                                    797.5     569.7     312.2
                                                                                                  --------  --------  --------
Consolidated assets .............                                                                 $4,965.3  $4,687.9  $4,611.4
                                                                                                  ========  ========  ========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     Electrical    Tools &                Consolidated
                                      Products    Hardware    Corporate      Total
                                     ----------  ----------   ----------  ------------
                                                      (in millions)
2003
----
Depreciation ......................  $     90.3  $     26.9   $      4.2   $    121.4
Restructuring .....................        16.4        (0.4)       (13.4)         2.6
Capital expenditures ..............        54.7        12.8         12.4         79.9
Investment in
    unconsolidated affiliates .....        21.9           -            -         21.9

2002
----
Depreciation ......................  $     89.3  $     29.1   $      3.3   $    121.7
Restructuring .....................        24.0        12.7          2.4         39.1
Capital expenditures ..............        57.6        12.2          4.0         73.8
Investment in
    unconsolidated affiliates .....        20.9           -            -         20.9

2001
----
Depreciation ......................  $     91.9  $     29.6   $      4.2   $    125.7
Goodwill amortization .............        51.5         9.2            -         60.7
Restructuring .....................        24.0           -         50.1         74.1
Capital expenditures ..............        80.8        25.3          9.0        115.1
Investment in
    unconsolidated affiliates .....        17.0           -            -         17.0

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

                                         Revenues                Long-Lived Assets
                              ----------------------------  ----------------------------
                                2003      2002      2001      2003      2002      2001
                              --------  --------  --------  --------  --------  --------
                                                    (in millions)
United States ..............  $2,984.3  $3,023.2  $3,240.9  $2,188.2  $2,249.7  $2,254.4
Germany ....................     250.2     191.0     218.8     159.4     137.4     121.3
United Kingdom .............     241.1     225.7     224.6     438.4     396.5     367.7
Canada .....................     159.8     142.0     149.9       1.7       2.0       2.5
Mexico .....................     126.5     130.4     141.1     109.3     119.8     126.0
Other foreign countries ....     299.5     248.2     234.2     107.5      93.5      88.3
                              --------  --------  --------  --------  --------  --------
                              $4,061.4  $3,960.5  $4,209.5  $3,004.5  $2,998.9  $2,960.2
                              ========  ========  ========  ========  ========  ========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       International revenues by destination, based on the location products were delivered, were as follows by segment:

                                   International Revenues
                                ----------------------------
                                  2003      2002      2001
                                --------  --------  --------
                                       (in millions)
Electrical Products ..........  $  913.3  $  832.6  $  856.1
Tools & Hardware .............     324.0     281.3     360.7
                                --------  --------  --------
                                $1,237.3  $1,113.9  $1,216.8
                                ========  ========  ========

NOTE 16: CHARGE RELATED TO DISCONTINUED OPERATIONS

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2003, a total of 114,976 Abex Claims were filed, of which 52,281 claims have been resolved leaving 62,695 Abex Claims pending at December 31, 2003, that are the responsibility of Federal-Mogul. During the year ended December 31, 2003, 11,843 claims were filed and 20,290 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,846 before insurance. A total of $50 million was spent on defense costs for the period August 28, 1998 through December 31, 2003. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

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

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.

         Cooper's fourth-quarter 2001 analysis of the contingent liability exposure assumed that the liabilities would be settled within the Federal-Mogul bankruptcy proceedings. This analysis assumed that representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the "Representatives") would reach similar conclusions regarding the potential future liabilities and insurance recoveries as Cooper did based on the Bates White, LLC analysis. Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with the Representatives regarding participation in Federal-Mogul's proposed 524(g) asbestos trust. Based on the status of the recent negotiations in 2004, Cooper concluded that it is probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.

         While Cooper believes that the insurance has significant additional value, extensive litigation with the insurance carriers may be required to receive recoveries and there is risk that court decisions could reduce the value of the recoveries. Additionally, the assumptions on liability payments could prove inaccurate over time. If Cooper is unable to reach a settlement with the Representatives and the 1998 Agreement is rejected, Cooper would be required to reflect an accrual for the total estimated liability and a receivable for the probable insurance recoveries. Generally accepted accounting principles provide relatively conservative requirements for the recording of insurance recoveries and a substantial portion of the potential insurance recoveries would not be reflected as receivables until future events occur.

         During late February and early March 2004, Cooper reassessed the accrual required based on the current status of the negotiations with the Representatives and the liability and insurance receivable that would be required to be recorded if this matter is not settled within the Federal-Mogul bankruptcy. Cooper concluded that resolution within the Federal-Mogul proposed 524(g) asbestos trust would likely be within the range of the liabilities, net of insurance recoveries, that Cooper would accrue if this matter were not settled within the Federal-Mogul bankruptcy. Accordingly, Cooper recorded a $126.0 million after-tax discontinued operations charge, net of a $70.9 income tax benefit, in the fourth quarter of 2003.

         Cooper is continuing negotiations with the Representatives. At this time, the exact manner in which this issue will be resolved is not known. At December 31, 2003, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $252.5 million.

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

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       Cooper enters into foreign currency forward exchange contracts and commodity futures contracts to reduce the risks of adverse changes in foreign exchange rates and commodity prices. In 2003, Cooper entered into interest-rate swaps to reduce the interest-rate risk associated with certain fixed-rate debt. Cooper does not enter into speculative derivative transactions.

       As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of Cooper's businesses, Cooper is exposed to the effect of foreign exchange rate changes on its cash flows and earnings. Cooper enters into foreign currency forward exchange contracts to hedge significant foreign currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

       Foreign currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. The net gain or loss on contracts designated as fair value hedges was not material during 2003, 2002 or 2001. Foreign currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. The net gain or loss on contracts designated as cash flow hedges was not material during 2003, 2002 or 2001. Cooper also enters into certain foreign currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to intercompany financing transactions.

       Cooper enters into commodity futures contracts to reduce the volatility of price fluctuations on a portion of its forecasted annual raw material purchases. These instruments are designated as cash flow hedges. The net gain or loss on commodity futures contracts was not material in 2003, 2002 or 2001.

       During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six-month LIBOR rate plus 1.91% (with semi-annual reset). The interest-rate swaps are designated as fair value hedges. The notional principal amount and maturity dates of the interest-rate swaps match the underlying long-term debt. During the year ended December 31, 2003, Cooper recognized a $2.4 million reduction of interest expense, net related to the interest-rate swaps.

       Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. At December 31, 2003, Cooper expects to reclassify $1.5 million of net losses on derivative instruments designated as cash flow hedges from accumulated nonowner

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2003, 2002 and 2001 was not material.

       The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper's forward exchange contracts at December 31, 2003 and 2002.

                                 December 31,
                                --------------
                                 2003    2002
                                ------  ------
                                (in millions)
U. S. Dollar .................  $ 39.5  $  7.5
Euro .........................     4.4     2.5
British Pound Sterling .......       -     0.7
Mexican Peso .................     9.6       -
Swiss Franc ..................     1.1       -
Other ........................     1.5     0.9
                                ------  ------
                                $ 56.1  $ 11.6
                                ======  ======

OTHER INSTRUMENTS

       In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper's performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $99.9 million and $109.8 million at December 31, 2003 and 2002, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.

       The following transactions were implemented to partially align Cooper's interest rate exposure profile with its short term interest rate expectations in an economically efficient manner that is consistent with its tax position.

       During 2002, Cooper sold at a premium U.S. Treasury securities due August 15, 2003 with a face amount of $750 million. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure under this agreement to a maximum amount of $7.2 million. During the fourth quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $7.0 million. During 2001, Cooper sold at a premium U.S. Treasury securities due November 2002 with a face amount of $1.0 billion. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper's interest rate exposure under this agreement to a maximum amount of $7.0 million. During the second quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $6.0 million. The repurchase agreements were settled immediately prior to the maturity of the securities. Settlement of these transactions did not require any financing by Cooper and the transactions did not create an asset or liability, other than as described above.

       Also during 2001, Cooper purchased at a discount Federal Home Loan Mortgage Corporation Notes due February 2003 and immediately transferred these notes pursuant to a securities loan agreement. Subsequently, Cooper eliminated any interest rate exposure under the securities loan agreement and received a cash payment of approximately $1.9 million upon maturity of the notes. The securities loan agreement was settled immediately prior to the maturity of the notes. Settlement of this transaction did not require any financing by Cooper and this transaction did not create a liability. The face amount of the notes was $480 million.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 5% of accounts receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS OTHER THAN DERIVATIVES

         Cooper's financial instruments other than derivative instruments, consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Cooper had approximately $1.3 billion and $1.4 billion of debt instruments at December 31, 2003 and 2002, respectively. The book value of these instruments was approximately equal to fair value (as represented primarily by quoted market prices) at December 31, 2003 and 2002.

NOTE 18: NET INCOME PER COMMON SHARE

                                                              Basic                           Diluted
                                                  -------------------------------  -------------------------------
                                                      Year Ended December 31,          Year Ended December 31,
                                                  -------------------------------  -------------------------------
                                                    2003        2002       2001      2003        2002       2001
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                ($ in millions, shares in thousands)
Income from continuing operations ..............  $   274.3  $   213.7  $   261.3  $   274.3  $   213.7  $   261.3
Charge from discontinued operations ............      126.0          -       30.0      126.0          -       30.0
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Net income applicable to Common stock ..........  $   148.3  $   213.7  $   231.3  $   148.3  $   213.7  $   231.3
                                                  =========  =========  =========  =========  =========  =========
Weighted average Common shares outstanding .....     92,683     93,152     94,008     92,683     93,152     94,008
                                                  =========  =========  =========
Incremental shares from assumed conversions:
    Options, performance-based stock awards
        and other employee awards ..............                                       1,088        517        869
                                                                                   ---------  ---------  ---------
Weighted average Common shares and
    Common share equivalents ...................                                      93,771     93,669     94,877
                                                                                   =========  =========  =========

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19: UNAUDITED QUARTERLY OPERATING RESULTS

                                                                       2003 (by quarter)
                                                           -------------------------------------------
                                                              1           2           3          4
                                                           ---------  ---------   ---------  ---------
                                                               (in millions, except per share data)
Revenues ................................................  $   957.8  $ 1,010.9   $ 1,048.7  $ 1,044.0
Cost of sales ...........................................      674.7      716.7       744.8      735.7
Selling and administrative expenses .....................      192.3      194.9       197.3      210.4
Restructuring ...........................................          -      (14.3)          -       16.9
                                                           ---------  ---------   ---------  ---------
Operating earnings ......................................       90.8      113.6       106.6       81.0
Interest expense, net ...................................       20.1       19.5        18.3       16.2
Interest income on tax refund ...........................          -          -           -      (28.6)
                                                           ---------  ---------   ---------  ---------
Income from continuing operations before income taxes ...       70.7       94.1        88.3       93.4
Income taxes ............................................       14.1       21.7        17.7       18.7
                                                           ---------  ---------   ---------  ---------
Income from continuing operations .......................       56.6       72.4        70.6       74.7
Charge related to discontinued operations ...............          -          -           -      126.0
                                                           ---------  ---------   ---------  ---------
Net income (loss) .......................................  $    56.6  $    72.4   $    70.6  $   (51.3)
                                                           =========  =========   =========  =========
Income (loss) per Common share
Basic:
Income from continuing operations .......................  $     .62  $     .79   $     .76  $     .80
Charge from discontinued operations .....................          -          -           -       1.34
                                                           ---------  ---------   ---------  ---------
Net income (loss) .......................................  $     .62  $     .79   $     .76  $    (.54)
                                                           =========  =========   =========  =========
Diluted:
Income from continuing operations .......................  $     .61  $     .78   $     .75  $     .78
Charge from discontinued operations .....................          -          -           -       1.32
                                                           ---------  ---------   ---------  ---------
Net income (loss) .......................................  $     .61  $     .78   $     .75  $    (.54)
                                                           =========  =========   =========  =========

                                                                        2002 (by quarter)
                                                           ------------------------------------------
                                                              1           2         3          4
                                                           ---------  ---------  ---------  ---------
                                                              (in millions, except per share data)
Revenues ................................................  $   975.0  $ 1,001.2  $   999.3  $   985.0
Cost of sales ...........................................      701.4      716.6      710.3      702.6
Selling and administrative expenses .....................      185.2      177.8      186.5      186.3
Restructuring ...........................................          -          -          -       39.1
                                                           ---------  ---------   ---------  --------
Operating earnings ......................................       88.4      106.8      102.5       57.0
Interest expense, net ...................................       16.9       17.4       19.6       20.6
                                                           ---------  ---------   ---------  --------
Income from continuing operations before income taxes ...       71.5       89.4       82.9       36.4
Income taxes ............................................       22.7       15.5       19.7        8.6
                                                           ---------  ---------   ---------  --------
Net income ..............................................  $    48.8  $    73.9  $    63.2  $    27.8
                                                           =========  =========   =========  ========
Income per Common share

Basic ...................................................  $     .52  $     .79  $     .68  $     .30
Diluted .................................................  $     .52  $     .78  $     .68  $     .30

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20: CONSOLIDATING FINANCIAL INFORMATION

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

                         CONSOLIDATING INCOME STATEMENTS
                          YEAR ENDED DECEMBER 31, 2003
                                  (in millions)

                                                   Cooper       Other     Consolidating
                                          Cooper    Ohio    Subsidiaries   Adjustments      Total
                                          ------   ------   ------------  -------------   --------
Revenues ...............................  $    -   $281.8   $    3,804.3  $       (24.7)  $4,061.4
Cost of sales ..........................       -    183.9        2,712.7          (24.7)   2,871.9
Selling and administrative expenses ....     7.2    115.1          672.6              -      794.9
Restructuring ..........................       -    (13.1)          15.7              -        2.6
Interest expense, net ..................    (0.3)    53.3           21.1              -       74.1
Interest income on tax refund ..........       -    (28.6)             -              -      (28.6)
Equity in earnings of subsidiaries,
    net of tax .........................   291.8    342.1          109.0         (742.9)         -
Intercompany income (expense) ..........    (0.2)  (338.3)         348.9          (10.4)         -
                                          ------   ------   ------------  -------------   --------
Income from continuing operations
    before income taxes ................   284.7    (25.0)         840.1         (753.3)     346.5
Income tax expense (benefit) ...........       -   (134.0)         206.2              -       72.2
                                          ------   ------   ------------  -------------   --------
Income from continuing operations ......   284.7    109.0          633.9         (753.3)     274.3
Charge related to discontinued
    operations, net of taxes ...........       -    126.0              -              -      126.0
                                          ------   ------   ------------  -------------   --------
    Net income (loss) ..................  $284.7   $(17.0)  $      633.9  $      (753.3)  $  148.3
                                          ======   ======   ============  =============   ========

                          YEAR ENDED DECEMBER 31, 2002
                                  (in millions)

                                                    Cooper      Other      Consolidating
                                            Cooper   Ohio    Subsidiaries   Adjustments       Total
                                            ------  ------   ------------  -------------    --------
Revenues .................................  $    -  $280.1   $    3,700.8  $       (20.4)   $3,960.5
Cost of sales ............................       -   172.1        2,679.2          (20.4)    2,830.9
Selling and administrative expenses ......     2.9    83.9          649.0            -         735.8
Restructuring ............................       -     5.7           33.4            -          39.1
Interest expense, net ....................     0.1    53.2           21.2            -          74.5
Equity in earnings of subsidiaries,
     net of tax ..........................   113.6   338.3            2.7         (454.6)          -
Intercompany income (expense) ............    66.0  (383.4)         318.2           (0.8)          -
                                            ------  ------   ------------  -------------    --------
     Income (loss) before income taxes ...   176.6   (79.9)         638.9         (455.4)      280.2
Income tax expense (benefit) .............       -  (120.5)         187.0            -          66.5
                                            ------  ------   ------------  -------------    --------
    Net income ...........................  $176.6  $ 40.6   $      451.9  $      (455.4)   $  213.7
                                            ======  ======   ============  =============    ========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         CONSOLIDATING INCOME STATEMENTS
                          YEAR ENDED DECEMBER 31, 2001
                                  (in millions)

                                                      Cooper       Other      Consolidating
                                              Cooper   Ohio    Subsidiaries    Adjustments      Total
                                              ------  ------   -------------  -------------   --------
Revenues ...................................  $    -  $308.0   $     3,920.4  $       (18.9)  $4,209.5
Cost of sales ..............................       -   188.4         2,774.4          (18.9)   2,943.9
Selling and administrative expenses ........       -    84.2           645.5              -      729.7
Goodwill amortization ......................       -     1.3            59.4              -       60.7
Restructuring ..............................       -    53.7            20.4              -       74.1
Interest expense, net ......................       -    63.2            21.5              -       84.7
Equity in earnings of subsidiaries,
   net of tax...............................       -   333.1               -         (333.1)         -
Intercompany income (expense) ..............       -  (123.2)          123.2              -          -
                                              ------  ------   -------------  -------------   --------
   Income from continuing operations
     before income taxes ...................       -   127.1           522.4         (333.1)     316.4
Income tax expense (benefit) ...............       -  (134.2)          189.3              -       55.1
                                              ------  ------   -------------  -------------   --------
Income from continuing operations ..........       -   261.3           333.1         (333.1)     261.3
Charge related to discontinued
   operations, net of income taxes .........       -    30.0               -              -       30.0
                                              ------  ------   -------------  -------------   --------
   Net income ..............................  $    -  $231.3   $       333.1  $      (333.1)  $  231.3
                                              =====   ======   =============  =============   ========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2003
                                  (in millions)

                                                      Cooper       Other         Consolidating
                                           Cooper      Ohio     Subsidiaries       Adjustments    Total
                                          --------   --------   ------------     -------------   --------
Cash and cash equivalents ..............  $   96.4   $  257.2   $      110.1     $          -    $  463.7
Receivables ............................         -       49.8          688.8                -       738.6
Intercompany receivables ...............     465.9          -          645.9         (1,111.8)          -
Inventories ............................         -       14.2          537.8                -       552.0
Deferred income taxes and other
   current assets ......................       1.6      227.8          (22.9)               -       206.5
                                          --------   --------   ------------     ------------    --------
      Total current assets .............     563.9      549.0        1,959.7         (1,111.8)    1,960.8
                                          --------   --------   ------------     ------------    --------
Property, plant and equipment, less
   accumulated depreciation ............         -       60.1          651.3                -       711.4
Goodwill ...............................         -       41.4        2,015.2                -     2,056.6
Investment in subsidiaries .............   2,611.6    5,849.1           85.5         (8,546.2)          -
Investment in parent ...................         -    2,308.2              -         (2,308.2)          -
Intercompany notes receivable ..........       0.1       81.6        4,905.0         (4,986.7)          -
Deferred income taxes and other
   noncurrent assets ...................         -      186.3           50.2                -       236.5
                                          --------   --------   ------------     ------------    --------
      Total assets .....................  $3,175.6   $9,075.7   $    9,666.9     $  (16,952.9)   $4,965.3
                                          ========   ========   ============     ============    ========

Short-term debt ........................  $      -   $      -   $        6.2     $          -    $    6.2
Accounts payable .......................      32.4       33.0          263.7                -       329.1
Accrued liabilities ....................       1.3      153.5          278.9                -       433.7
Accrual for discontinued operations ....         -      252.5              -                -       252.5
Intercompany payables ..................         -    1,111.3            0.5         (1,111.8)          -
Current maturities of long-term debt ...         -          -            0.4                -         0.4
                                          --------   --------   ------------     ------------    --------
      Total current liabilities ........      33.7    1,550.3          549.7         (1,111.8)    1,021.9
                                          --------   --------   ------------     ------------    --------
Long-term debt .........................         -      922.4          414.3                -     1,336.7
Intercompany notes payable .............      91.9    4,813.2           81.7         (4,986.8)          -
Other long-term liabilities ............         -      328.0          160.5                -       488.5
                                          --------   --------   ------------     ------------    --------
      Total liabilities ................     125.6    7,613.9        1,206.2         (6,098.6)    2,847.1
                                          --------   --------   ------------     ------------    --------
Class A common stock ...................       0.9          -              -                -         0.9
Class B common stock ...................       0.6          -              -             (0.6)          -
Subsidiary common stock ................         -          -          141.0           (141.0)          -
Capital in excess of par value .........   2,814.4        6.9        7,065.2         (9,368.5)      518.0
Retained earnings ......................     267.2    1,618.6        1,417.3         (1,540.3)    1,762.8
Accumulated other nonowner changes
   in equity ...........................     (33.1)    (163.7)        (162.8)           196.1      (163.5)
                                          --------   --------   ------------     ------------    --------
      Total shareholders' equity .......   3,050.0    1,461.8        8,460.7        (10,854.3)    2,118.2
                                          --------   --------   ------------     ------------    --------
      Total liabilities and
        shareholders' equity............  $3,175.6   $9,075.7   $    9,666.9     $  (16,952.9)   $4,965.3
                                          ========   ========   ============     ============    ========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2002
                                  (in millions)

                                                      Cooper        Other      Consolidating
                                           Cooper      Ohio     Subsidiaries    Adjustments     Total
                                          --------   --------   ------------   -------------   --------
Cash and cash equivalents ..............  $   33.9   $  244.3   $       23.8   $           -   $  302.0
Receivables ............................       0.2       65.3          641.2               -      706.7
Intercompany receivables ...............     462.9          -          252.0          (714.9)         -
Inventories ............................         -       19.9          560.6               -      580.5
Deferred income taxes and other
   current assets ......................       1.0       71.9           26.9               -       99.8
                                          --------   --------   ------------   -------------   --------
      Total current assets .............     498.0      401.4        1,504.5          (714.9)   1,689.0
                                          --------   --------   ------------   -------------   --------
Property, plant and equipment, less
   accumulated depreciation ............         -       53.9          696.3               -      750.2
Goodwill ...............................         -       41.4        1,954.8               -    1,996.2
Investment in subsidiaries .............   2,412.5    5,401.6          (31.7)       (7,782.4)         -
Investment in parent ...................         -    2,377.8              -        (2,377.8)         -
Intercompany notes receivable ..........       0.1       80.3        6,305.1        (6,385.5)         -
Deferred income taxes and other
   noncurrent assets ...................         -      204.2           48.3               -      252.5
                                          --------   --------   ------------   -------------   --------
      Total assets .....................  $2,910.6   $8,560.6   $   10,477.3   $   (17,260.6)  $4,687.9
                                          ========   ========   ============   =============   ========

Short-term debt ........................  $      -   $      -   $        4.1   $           -   $    4.1
Accounts payable .......................      32.1       40.9          239.2               -      312.2
Accrued liabilities ....................       0.7      200.7          288.0               -      489.4
Intercompany payables ..................         -      714.9              -          (714.9)         -
Current maturities of long-term debt ...         -      153.2            0.6               -      153.8
                                          --------   --------   ------------   -------------   --------
      Total current liabilities ........      32.8    1,109.7          531.9          (714.9)     959.5
                                          --------   --------   ------------   -------------   --------
Long-term debt .........................         -      933.4          347.3               -    1,280.7
Intercompany notes payable .............         -    4,751.8        1,633.7        (6,385.5)         -
Other long-term liabilities ............         -      295.1          150.2               -      445.3
                                          --------   --------   ------------   -------------   --------
      Total liabilities ................      32.8    7,090.0        2,663.1        (7,100.4)   2,685.5
                                          --------   --------   ------------   -------------   --------
Class A common stock ...................       0.9          -              -               -        0.9
Class B common stock ...................       0.6          -              -            (0.6)         -
Subsidiary common stock ................         -          -          141.0          (141.0)         -
Capital in excess of par value .........   2,799.1        0.5        7,035.6        (9,412.5)     422.7
Retained earnings ......................     112.1    1,635.6          890.0          (893.5)   1,744.2
Accumulated other nonowner changes
   in equity ...........................     (34.9)    (165.5)        (252.4)          287.4     (165.4)
                                          --------   --------   ------------   -------------   --------
      Total shareholders' equity .......   2,877.8    1,470.6        7,814.2       (10,160.2)   2,002.4
                                          --------   --------   ------------   -------------   --------
      Total liabilities and
         shareholders' equity ..........  $2,910.6   $8,560.6   $   10,477.3   $   (17,260.6)  $4,687.9
                                          ========   ========   ============   =============   ========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2003
                                  (in millions)

                                                              Cooper       Other       Consolidating
                                                    Cooper     Ohio     Subsidiaries    Adjustments      Total
                                                    ------    ------   --------------  -------------   --------
Net cash provided by (used in)
  operating activities ...........................  $ (6.1)  $(297.7)    $   749.1     $         -     $  445.3

Cash flows from investing activities:

  Capital expenditures ...........................       -     (16.4)        (63.5)                       (79.9)
  Investments in affiliates ......................       -     (23.2)            -            23.2            -
  Loans to affiliates ............................       -     (27.9)       (122.0)          149.9            -
  Repayments from affiliates .....................       -      26.5          15.0           (41.5)           -
  Dividends from subsidiaries ....................   101.0       5.6             -          (106.6)           -
  Other ..........................................       -       8.7           9.4               -         18.1
                                                    ------   -------      --------     -----------     --------
    Net cash provided by (used in)
      investing activities .......................   101.0     (26.7)       (161.1)           25.0        (61.8)

Cash flows from financing activities:

  Proceeds from issuances of debt ................       -         -           4.3               -          4.3
  Repayments of debt .............................       -    (169.7)         (4.7)              -       (174.4)
  Borrowings from affiliates .....................    91.9      15.0          43.0          (149.9)           -
  Repayments to affiliates .......................       -     (15.0)        (26.5)           41.5            -
  Other intercompany financing activities ....... .    4.0     450.7        (454.7)              -            -
  Dividends ......................................  (129.7)        -             -               -       (129.7)
  Dividends paid to parent .......................       -         -        (106.6)          106.6            -
  Subsidiary purchase of parent shares ...........       -      (5.5)            -               -         (5.5)
  Issuance of stock ..............................       -         -          23.2           (23.2)           -
  Employee stock plan activity and other .........     1.4      61.8             -               -         63.2
                                                    ------   -------      --------     -----------     --------
    Net cash provided by (used in)
       financing activities ......................   (32.4)    337.3        (522.0)          (25.0)      (242.1)
  Effect of exchange rate changes on
    cash and cash equivalents ....................       -         -          20.3               -         20.3
                                                    ------   -------      --------     -----------     --------
  Increase in cash and cash equivalents ..........    62.5      12.9          86.3               -        161.7
  Cash and cash equivalents, beginning
    of year ......................................    33.9     244.3          23.8               -        302.0
                                                    ------   -------      --------     -----------     --------
  Cash and cash equivalents, end of year..........  $ 96.4   $ 257.2      $  110.1     $         -     $  463.7
                                                    ======   =======      ========     ===========     ========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002
                                  (in millions)

                                                              Cooper       Other       Consolidating
                                                    Cooper     Ohio     Subsidiaries    Adjustments     Total
                                                    ------    ------    ------------   -------------   --------
Net cash provided by (used in)
  operating activities ...........................  $ 29.7   $(223.9)     $  674.0      $        -     $  479.8

Cash flows from investing activities:
  Capital expenditures ...........................       -      (6.1)        (67.7)              -        (73.8)
  Investments in affiliates ......................       -     (34.0)            -            34.0            -
  Loans to affiliates ............................    (0.1)     (0.7)        (29.2)           30.0            -
  Dividends from subsidiaries ....................    67.0       7.4             -           (74.4)           -
  Other ..........................................       -       2.3          18.6               -         20.9
                                                    ------   -------      --------      ----------     --------
    Net cash provided by (used in)
        investing activities .....................    66.9     (31.1)        (78.3)          (10.4)       (52.9)

Cash flows from financing activities:
  Proceeds from issuances of debt ................       -     575.0          33.3               -        608.3
  Repayments of debt .............................       -    (380.4)       (133.1)              -       (513.5)
  Borrowings from affiliates .....................       -      29.2           0.8           (30.0)           -
  Other intercompany financing activities ........     1.7     435.6        (437.3)              -            -
  Dividends ......................................   (64.4)    (65.3)            -               -       (129.7)
  Dividends paid to affiliates ...................       -         -         (74.4)           74.4            -
  Acquisition of treasury shares .................       -     (37.9)            -               -        (37.9)
  Subsidiary purchase of parent shares ...........       -     (56.4)            -               -        (56.4)
  Issuance of stock ..............................       -         -          34.0           (34.0)           -
  Employee stock plan activity and other .........       -      (3.3)            -               -         (3.3)
                                                    ------   -------      --------      ----------     --------
    Net cash provided by (used in)
       financing activities ......................   (62.7)    496.5        (576.7)           10.4       (132.5)
  Effect of exchange rate changes on
    cash and cash equivalents ....................       -         -          (3.9)              -         (3.9)
                                                    ------   -------      --------      ----------     --------
  Increase in cash and cash equivalents ..........    33.9     241.5          15.1               -        290.5
  Cash and cash equivalents, beginning
    of year ......................................       -       2.8           8.7               -         11.5
                                                    ------   -------      --------      ----------     --------
  Cash and cash equivalents, end of
    year .........................................  $ 33.9   $ 244.3      $   23.8      $        -     $  302.0
                                                    ======   =======      ========      ==========     ========

                             COOPER INDUSTRIES, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                  (in millions)

                                                             Cooper      Other        Consolidating
                                                    Cooper    Ohio    Subsidiaries     Adjustments      Total
                                                    ------   ------   -------------   -------------    --------
Net cash provided by (used in)
  operating activities ...........................  $    -   $(110.1)   $   532.5        $      -      $  422.4

Cash flows from investing activities:
  Capital expenditures ...........................       -    (13.9)       (101.2)              -        (115.1)
  Investments in affiliates ......................       -   (298.5)            -           298.5             -
  Loans to affiliates ............................       -      9.7        (292.2)          282.5             -
  Dividends from subsidiaries ....................       -     16.8             -           (16.8)            -
  Other ..........................................       -        -          16.5               -          16.5
                                                    ------   ------     ---------        --------      --------
    Net cash used in investing activities ........       -   (285.9)       (376.9)          564.2         (98.6)

Cash flows from financing activities:
  Proceeds from issuances of debt ................       -    130.0           6.9               -         136.9
  Repayments of debt .............................       -   (332.1)        (11.1)              -        (343.2)
  Borrowings from affiliates .....................       -    292.2          (9.7)         (282.5)            -
  Other intercompany financing activities ........       -    441.0        (441.0)              -             -
  Dividends ......................................       -   (131.3)            -               -        (131.3)
  Dividends paid to parent .......................       -        -         (16.8)           16.8             -
  Acquisition of treasury shares .................       -    (42.0)            -               -         (42.0)
  Issuance of stock ..............................       -        -         298.5          (298.5)            -
  Employee stock plan activity and other .........       -     41.0             -               -          41.0
                                                    ------   ------     ---------        --------      --------
    Net cash provided by (used in)
     financing activities ........................       -    398.8        (173.2)         (564.2)       (338.6)
  Effect of exchange rate changes on
    cash and cash equivalents ....................       -        -          (0.1)              -          (0.1)
                                                    ------   ------     ---------        --------      --------
  Increase (decrease) in cash and cash
    equivalents ..................................       -      2.8         (17.7)              -         (14.9)
  Cash and cash equivalents, beginning
    of year ......................................       -        -          26.4               -          26.4
                                                    ------   ------     ---------        --------      --------
  Cash and cash equivalents, end of year .........  $    -   $  2.8     $     8.7        $      -      $   11.5
                                                    ======   ======     =========        ========      ========