Form 10-Q
period 2004-03-31
COOPER INDUSTRIES LTD
filed 2004-05-07
CIK 1141982

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

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

Yes [X]  No  [ ]

Number of registrant's common stock outstanding as of April 30, 2004 was 92,504,287 Class A common shares that are held by the public and 1,992,000 Class A common shares and 55,689,678 Class B common shares that are held by the issuer's wholly-owned subsidiaries.

         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             COOPER INDUSTRIES, LTD.
                         CONSOLIDATED INCOME STATEMENTS

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 ------------------
                                                                                                2004              2003
                                                                                                ----              ----
                                                                                            (in millions, where applicable)
Revenues.................................................................................   $    1,064.6      $      957.8
Cost of sales............................................................................          742.0             674.7
Selling and administrative expenses......................................................          208.4             192.3
                                                                                            ------------      ------------
    Operating earnings...................................................................          114.2              90.8
Interest expense, net....................................................................           17.1              20.1
                                                                                            ------------      ------------
    Income before income taxes...........................................................           97.1              70.7
Income taxes.............................................................................           19.4              14.1
                                                                                            ------------      ------------
    Net income...........................................................................   $       77.7      $       56.6
                                                                                            ============      ============
Income per common share:
    Basic...............................................................................    $        .83      $        .62
                                                                                            ============      ============
    Diluted.............................................................................    $        .81      $        .61
                                                                                            ============      ============
Cash dividends per common share.........................................................    $        .35      $        .35
                                                                                            ============      ============

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,           DECEMBER 31,
                                                                                          2004                 2003
                                                                                      ------------          -----------
                                      ASSETS                                                    (in millions)
Cash and cash equivalents........................................................     $      374.7          $     463.7
Receivables......................................................................            784.8                738.6
Inventories......................................................................            570.0                552.0
Deferred income taxes and other current assets...................................            181.8                206.5
                                                                                      ------------          -----------
         Total current assets....................................................          1,911.3              1,960.8
                                                                                      ------------          -----------
Property, plant and equipment, less accumulated depreciation.....................            699.4                711.4
Goodwill.........................................................................          2,079.9              2,056.6
Deferred income taxes and other noncurrent assets................................            227.9                236.5
                                                                                      ------------          -----------
         Total assets............................................................     $    4,918.5          $   4,965.3
                                                                                      ============          ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt..................................................................     $        6.5          $       6.2
Accounts payable.................................................................            355.9                329.1
Accrued liabilities..............................................................            402.3                433.7
Accrual for discontinued operations..............................................            230.5                252.5
Current maturities of long-term debt.............................................              0.4                  0.4
                                                                                      ------------          -----------
         Total current liabilities...............................................            995.6              1,021.9
                                                                                      ------------          -----------
Long-term debt...................................................................          1,336.7              1,336.7
Postretirement benefits other than pensions......................................            179.4                181.1
Other long-term liabilities......................................................            311.3                307.4
                                                                                      ------------          -----------
         Total liabilities.......................................................          2,823.0              2,847.1
                                                                                      ------------          -----------
Common stock, $.01 par value ....................................................              0.9                  0.9
Capital in excess of par value...................................................            434.2                518.0
Retained earnings................................................................          1,807.6              1,762.8
Accumulated other nonowner changes in equity.....................................           (147.2)              (163.5)
                                                                                      ------------          -----------
         Total shareholders' equity..............................................          2,095.5              2,118.2
                                                                                      ------------          -----------
         Total liabilities and shareholders' equity..............................     $    4,918.5          $   4,965.3
                                                                                      ============          ===========

The accompanying notes are an integral part of these statements.

                             COOPER INDUSTRIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                  -----------------------------------
                                                                                        2004               2003
                                                                                  ---------------     ---------------
                                                                                             (in millions)
Cash flows from operating activities:
    Net income..................................................................  $          77.7     $          56.6

Adjustments to reconcile to net cash provided by (used in) operating activities:
    Depreciation and amortization...............................................             29.4                30.7
    Deferred income taxes.......................................................             15.6                31.8
    Restructuring charge payments...............................................             (2.6)               (5.2)
    Changes in assets and liabilities: (1)
      Receivables...............................................................            (43.2)               (3.2)
      Inventories...............................................................            (14.3)              (48.4)
      Accounts payable and accrued liabilities..................................            (18.6)               (1.3)
      Other assets and liabilities, net.........................................             18.8               (71.3)
                                                                                  ---------------     ---------------
              Net cash provided by (used in) operating activities...............             62.8               (10.3)

Cash flows from investing activities:
    Capital expenditures........................................................            (16.7)              (19.4)
    Cash paid for acquired businesses...........................................            (10.1)                  -
    Proceeds from sales of property, plant and equipment and other..............              3.3                 3.9
                                                                                  ---------------     ---------------
              Net cash used in investing activities.............................            (23.5)              (15.5)

Cash flows from financing activities:
    Proceeds from issuances of debt.............................................              1.0                 0.3
    Repayments of debt..........................................................             (0.8)             (166.7)
    Dividends...................................................................            (32.9)              (32.1)
    Subsidiary purchase of parent shares........................................           (109.5)               (5.4)
    Activity under employee stock plans and other...............................             12.2                 0.4
                                                                                  ---------------     ---------------
              Net cash used in financing activities.............................           (130.0)             (203.5)
Effect of exchange rate changes on cash and cash equivalents....................              1.7                (1.4)
                                                                                  ---------------     ---------------
Decrease in cash and cash equivalents...........................................            (89.0)             (230.7)
Cash and cash equivalents, beginning of period..................................            463.7               302.0
                                                                                  ---------------     ---------------
Cash and cash equivalents, end of period........................................  $         374.7     $          71.3
                                                                                  ===============     ===============

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

         The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper's accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2003 included in Part IV of Cooper's 2003 Annual Report on Form 10-K.

NOTE 2.   STOCK-BASED COMPENSATION

         Under Cooper stock option plans, officers, directors and key employees may be granted options to purchase Cooper's common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable ratably over a three-year period commencing one year from the grant date and have a maximum term of ten years. The plans also provide for the granting of performance-based stock awards and restricted stock awards to certain key executives that generally vest over periods ranging from three to five years. Cooper also has an Employee Stock Purchase Plan which provides employees an option to purchase common stock. There is currently no outstanding offering under the Employee Stock Purchase Plan.

         Effective January 1, 2003, Cooper adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended. Cooper utilized the prospective method of adoption. Cooper accounts for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB No. 25"). SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The fair value of restricted stock and performance-based awards granted was measured at the market price on the grant date. Stock-based compensation expense was $4.3 million and $2.1 million during the three months ended March 31, 2004 and 2003, respectively.

         The following table presents pro forma income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      ----------------------------
                                                                                         2004              2003
                                                                                      -----------       ----------
                                                                                              (in millions)
Net income, as reported.......................................................        $      77.7      $      56.6
Add:  Stock-based employee compensation expense
    included in reported net income, net of related tax effects...............                2.5              1.2
Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects................................................               (2.6)            (4.7)
                                                                                      -----------      -----------
Pro forma net income..........................................................        $      77.6      $      53.1
                                                                                      ===========      ===========
Earnings per share:
     Basic - as reported......................................................        $       .83      $       .62
     Basic - pro forma........................................................        $       .83      $       .58
     Diluted - as reported....................................................        $       .81      $       .61
     Diluted - pro forma......................................................        $       .81      $       .58

NOTE 3.   ACQUISITIONS

         During March of 2004, Cooper acquired a manufacturer of specification and commercial grade lighting fixtures, for $10.1 million.

NOTE 4.   INVENTORIES

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2004             2003
                                                                                   -----------     ------------
                                                                                           (in millions)
Raw materials................................................................      $     187.0     $     182.8
Work-in-process..............................................................            126.0           113.9
Finished goods...............................................................            345.8           346.3
Perishable tooling and supplies..............................................             21.0            20.6
                                                                                   -----------     ------------
                                                                                         679.8           663.6
Allowance for excess and obsolete inventory..................................            (49.0)          (47.6)
Excess of current standard costs over LIFO costs.............................            (60.8)          (64.0)
                                                                                   -----------     ------------
           Net inventories...................................................      $     570.0     $     552.0
                                                                                   ===========     ============

NOTE 5.   LONG-TERM DEBT

         At March 31, 2004, $225 million of an existing shelf registration to issue up to $500 million of debt securities remains available.

NOTE 6.   SHAREHOLDERS' EQUITY

         At March 31, 2004, 92,287,624 Class A common shares, $.01 par value were issued and outstanding (excluding the 1,987,000 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 93,797,765 Class A common shares, $.01 par value (excluding the 1,130 Class A common shares held by wholly-owned subsidiaries) at December 31, 2003. During the first quarter of 2004, Cooper issued 476,859 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper's dividend reinvestment program. During the first quarter of 2004, Cooper's wholly-owned subsidiaries purchased 1,987,000 Class A common shares for $109.5 million. The share purchases are recorded by Cooper's wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During the first quarter of 2004, 1,130 Class A common shares held by wholly-owned subsidiaries were issued primarily to satisfy the matching obligation under the Retirement Savings and Stock Ownership Plan, leaving 1,987,000 Class A common shares held by wholly-owned subsidiaries at March 31, 2004.

         A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary's investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share. During the first quarter of 2004, Cooper's wholly-owned subsidiaries waived their rights to receive the regular quarterly dividend of $.35 per share (or an aggregate of $19.8 million) on all shares held.

NOTE 7.   SEGMENT INFORMATION

                                                                   REVENUES                 OPERATING EARNINGS
                                                           ------------------------      ------------------------
                                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                  MARCH 31,                     MARCH 31,
                                                           ------------------------      ------------------------
                                                             2004           2003            2004          2003
                                                           ---------      ---------      ----------    ----------
                                                                               (in millions)
Electrical Products...................................     $   890.7      $   804.2      $    120.8    $    100.3
Tools & Hardware......................................         173.9          153.6            11.8           6.5
                                                           ---------      ---------      ----------    ----------
   Total segments.....................................     $ 1,064.6      $   957.8           132.6         106.8
                                                           =========      =========
General Corporate expense.............................                                         18.4          16.0
Interest expense, net.................................                                         17.1          20.1
                                                                                         ----------    ----------
Income before income taxes............................                                   $     97.1    $     70.7
                                                                                         ==========    ==========

NOTE 8.   PENSION AND OTHER POSTRETIREMENT BENEFITS

                                                                                           OTHER POSTRETIREMENT
                                                               PENSION BENEFITS                  BENEFITS
                                                            -----------------------       --------------------
                                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                  MARCH 31,                     MARCH 31,
                                                            -----------------------       --------------------
                                                              2004           2003          2004         2003
                                                            --------        -------       ------       -------
                                                                               (in millions)
Components of net periodic benefit cost:

Service cost..........................................      $    4.4        $   4.5       $    -       $   0.1

Interest cost.........................................          10.1           10.6          2.1           2.3

Expected return on plan assets........................         (11.5)         (10.6)           -             -

Amortization of unrecognized transition obligation....             -            0.1            -             -

Amortization of prior service cost....................           0.2            0.1            -             -

Recognized actuarial (gain) loss......................           1.7            1.9         (0.7)         (0.9)
                                                            --------        -------       ------       -------
Net periodic benefit cost.............................      $    4.9        $   6.6       $  1.4       $   1.5
                                                            ========        =======       ======       =======

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

NOTE 9.   NET INCOME PER COMMON SHARE

                                                                    BASIC                        DILUTED
                                                           ------------------------      -----------------------
                                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                  MARCH 31,                     MARCH 31,
                                                           ------------------------      -----------------------
                                                             2004           2003           2004           2003
                                                           ---------      ---------      ---------     ---------
                                                                               (in millions)
Net income applicable to common stock.................     $    77.7      $    56.6      $    77.7     $    56.6
                                                           =========      =========      =========     =========
Weighted average common shares outstanding............          93.5           92.0           93.5          92.0
                                                           =========      =========
Incremental shares from assumed conversions:

    Options, performance-based stock
      awards and other employee awards................                                         2.2           0.4
                                                                                         ---------     ---------
Weighted average common shares
    and common share equivalents......................                                        95.7          92.4
                                                                                         =========     =========

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

NOTE 10.  NET INCOME AND OTHER NONOWNER CHANGES IN EQUITY

         The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         -----------------------------
                                                                                            2004               2003
                                                                                         -----------        -----------
                                                                                                   (in millions)
Net income........................................................................       $      77.7        $      56.6
Foreign currency translation gains (losses).......................................              14.9               (8.5)
Change in fair value of derivatives...............................................               1.4               (0.1)
                                                                                         -----------        -----------
Net income and other nonowner changes in equity...................................       $      94.0        $      48.0
                                                                                         ===========        ===========

NOTE 11.  RESTRUCTURING CHARGES

         During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

         The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices' manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper's portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of March 31, 2004, Cooper had paid a total of $3.9 million for these actions, all of which was for severance and related costs.

         A total of 114 salaried and 150 hourly personnel were scheduled to be eliminated as a result of these actions, and substantially all personnel were terminated as of March 31, 2004. The majority of the remaining severance obligation will be paid in the second quarter of 2004. The multiple-employer pension obligation is expected to be paid over 15 years, beginning in 2005.

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

                                                                                             FACILITIES
                                                            NUMBER OF         ACCRUED        CLOSURE AND
                                                            EMPLOYEES        SEVERANCE     RATIONALIZATION
                                                            ---------        ---------     ---------------
                                                                                    ($ in millions)
2002 Restructuring charge.........................            1,206           $   18.3          $   20.8
Asset write-offs..................................                -                  -             (15.0)
Employees terminated..............................             (184)                 -                 -
Cash expenditures.................................                -               (2.1)                -
                                                              -----           --------          --------
Balance at December 31, 2002......................            1,022               16.2               5.8
Employees terminated..............................             (982)                 -                 -
Cash expenditures.................................                -              (14.9)             (2.9)
Reversal of excess accruals.......................               (9)              (0.9)             (0.6)
                                                              -----           --------          --------
Balance at December 31, 2003......................               31                0.4               2.3
Employees terminated..............................              (31)                 -                 -
Cash expenditures.................................                -               (0.4)             (1.0)
                                                              -----           --------          --------
Balance at March 31, 2004.........................                -           $      -            $  1.3
                                                              =====           ========          ========

         A total of 435 salaried and 771 hourly positions were scheduled to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions were replaced ultimately as a result of Cooper's ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities were initiated and completed by the end of 2003.

         See "Restructuring Charges" in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

NOTE 12:  CHARGE RELATED TO DISCONTINUED OPERATIONS

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2004, a total of 120,144 Abex Claims were filed, of which 63,114 claims have been resolved leaving 57,030 Abex Claims pending at March 31, 2004, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2004, 5,168 claims were filed and 10,833 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,932 before insurance. A total of $52.3 million was spent on defense costs for the period August 28, 1998 through March 31, 2004. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

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

         During late February and early March 2004, Cooper reassessed the accrual required based on the current status of the negotiations with the Representatives and the liability and insurance receivable that would be required to be recorded if this matter is not settled within the Federal-Mogul bankruptcy. Cooper concluded that resolution within the Federal-Mogul proposed 524(g) asbestos trust would likely be within the range of the liabilities, net of insurance recoveries, that Cooper would accrue if this matter were not settled within the Federal-Mogul bankruptcy. Accordingly, Cooper recorded a $126.0 million after-tax discontinued operations charge, net of a $70.9 million income tax benefit, in the fourth quarter of 2003.

         Cooper is continuing negotiations with the Representatives. At this time, the exact manner in which this issue will be resolved is not known. At March 31, 2004, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $230.5 million.

NOTE 13.  CONSOLIDATING FINANCIAL INFORMATION

         Cooper fully and unconditionally guarantees the registered debt securities of Cooper Industries, Inc. ("Cooper Ohio"), a wholly-owned indirect subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Cooper Ohio are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class A and Class B common shares are accounted for using the cost method.

                         CONSOLIDATING INCOME STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2004
                                  (in millions)

                                                            COOPER           OTHER        CONSOLIDATING
                                            COOPER           OHIO         SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                          ----------      ----------      ------------    -------------      ---------
Revenues..............................    $        -      $     67.0       $    1,002.7     $     (5.1)      $ 1,064.6
Cost of sales.........................           0.4            43.4              703.3           (5.1)          742.0
Selling and administrative expenses...           2.0            25.9              180.5              -           208.4
Interest expense, net.................          (0.2)           11.8                5.5              -            17.1
Equity in earnings of subsidiaries,
    net of tax........................          81.1           123.4               34.7         (239.2)              -
Intercompany income (expense) ........          (1.2)         (126.3)             127.5              -               -
                                          ----------      ----------       ------------     ----------       ---------
    Income (loss) before income taxes           77.7           (17.0)             275.6         (239.2)           97.1
Income tax expense (benefit)..........             -           (51.7)              71.1              -            19.4
                                          ----------      ----------       ------------     ----------       ---------
    Net income........................    $     77.7      $     34.7       $      204.5     $   (239.2)      $    77.7
                                          ==========      ==========       ============     ==========       =========

                         CONSOLIDATING INCOME STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003
                                  (in millions)

                                                            COOPER            OTHER       CONSOLIDATING
                                            COOPER           OHIO          SUBSIDIARIES     ADJUSTMENTS        TOTAL
                                          ----------      ----------       ------------    -------------     ---------
Revenues..............................    $        -      $     67.4       $      896.7     $     (6.3)      $   957.8
Cost of sales.........................             -            44.1              636.9           (6.3)          674.7
Selling and administrative expenses...           2.1            23.9              166.3              -           192.3
Interest expense, net.................             -            15.0                5.1              -            20.1
Equity in earnings of subsidiaries,
    net of tax........................          59.0            86.8               13.8         (159.6)              -
Intercompany income (expense).........             -          (103.2)             103.5           (0.3)              -
                                          ----------      ----------       ------------     ----------       ---------
    Income (loss) before income taxes           56.9           (32.0)             205.7         (159.9)           70.7
Income tax expense (benefit)..........             -           (45.8)              59.9              -            14.1
                                          ----------      ----------       ------------     ----------       ---------
    Net income........................    $     56.9      $     13.8       $      145.8     $   (159.9)      $    56.6
                                          ==========      ==========       ============     ==========       =========

                          CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2004
                                  (in millions)

                                                             COOPER            OTHER        CONSOLIDATING
                                           COOPER             OHIO          SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                          ---------       ------------     -------------    -------------   -----------
Cash and cash equivalents.............    $   101.4       $       89.3     $      184.0     $          -    $     374.7
Receivables...........................          0.1               54.2            730.5                -          784.8
Intercompany receivables..............        469.1                  -            703.8         (1,172.9)             -
Inventories...........................            -               13.6            556.4                -          570.0
Deferred income taxes and
   other current assets...............          1.0              210.5            (29.7)               -          181.8
                                          ---------       ------------     ------------     ------------    -----------
       Total current assets...........        571.6              367.6          2,145.0         (1,172.9)       1,911.3
                                          ---------       ------------     ------------     ------------    -----------
Property, plant and equipment, less
   accumulated depreciation...........            -               61.3            638.1                -          699.4
Goodwill..............................            -               41.4          2,038.5                -        2,079.9
Investment in subsidiaries............      2,584.8            6,123.1             12.5         (8,720.4)             -
Investment in parent..................            -            2,289.5            109.5         (2,399.0)             -
Intercompany notes receivable.........          0.1               81.6          4,943.5         (5,025.2)             -
Deferred income taxes and other
   noncurrent assets..................            -              187.6             40.3                -          227.9
                                          ---------       ------------     ------------     ------------    -----------
       Total assets...................    $ 3,156.5       $    9,152.1     $    9,927.4     $  (17,317.5)   $   4,918.5
                                          =========       ============     ============     ============    ===========
Short-term debt.......................    $       -       $          -     $        6.5     $          -    $       6.5
Accounts payable......................         32.6               28.0            295.3                -          355.9
Accrued liabilities...................          1.5              135.8            265.0                -          402.3
Accrual for discontinued operations...            -              230.5                -                -          230.5
Intercompany payables.................            -            1,172.9                -         (1,172.9)             -
Current maturities of long-term debt..            -                  -              0.4                -            0.4
                                          ---------       ------------     ------------     ------------    -----------
       Total current liabilities......         34.1            1,567.2            567.2         (1,172.9)         995.6
                                          ---------       ------------     ------------     ------------    -----------
Long-term debt........................            -              926.3            410.4                -        1,336.7
Intercompany notes payable............        130.3            4,813.2             81.7         (5,025.2)             -
Other long-term liabilities...........            -              330.6            160.1                -          490.7
                                          ---------       ------------     ------------     ------------    -----------
       Total liabilities..............        164.4            7,637.3          1,219.4         (6,198.1)       2,823.0
                                          ---------       ------------     ------------     ------------    -----------
Class A common stock..................          0.9                  -                -                -            0.9
Class B common stock..................          0.6                  -                -             (0.6)             -
Subsidiary common stock...............            -                  -            141.0           (141.0)             -
Capital in excess of par value........      2,821.4                8.7          7,204.5         (9,600.4)         434.2
Retained earnings.....................        185.9            1,653.3          1,494.8         (1,526.4)       1,807.6
Accumulated other nonowner changes
   in equity..........................        (16.7)            (147.2)          (132.3)           149.0         (147.2)
                                          ---------       ------------     ------------     ------------    -----------
       Total shareholders' equity.....      2,992.1            1,514.8          8,708.0        (11,119.4)       2,095.5
                                          ---------       ------------     ------------     ------------    -----------
       Total liabilities and
         shareholders'equity... ......    $ 3,156.5       $    9,152.1     $    9,927.4     $  (17,317.5)   $   4,918.5
                                          =========       ============     ============     ============    ===========

                          CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2003
                                  (in millions)

                                                               COOPER           OTHER        CONSOLIDATING
                                             COOPER             OHIO         SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                           -------------    -------------   -------------   -------------    -----------
Cash and cash equivalents................  $        96.4    $       257.2   $       110.1   $           -    $     463.7
Receivables..............................              -             49.8           688.8               -          738.6
Intercompany receivables.................          465.9                -           645.9        (1,111.8)             -
Inventories..............................              -             14.2           537.8               -          552.0
Deferred income taxes and other
   current assets........................            1.6            227.8           (22.9)              -          206.5
                                           -------------    -------------   -------------   -------------    -----------
      Total current assets...............          563.9            549.0         1,959.7        (1,111.8)       1,960.8
                                           -------------    -------------   -------------   -------------    -----------
Property, plant and equipment, less
   accumulated depreciation..............              -             60.1           651.3               -          711.4
Goodwill.................................              -             41.4         2,015.2               -        2,056.6
Investment in subsidiaries...............        2,485.6          5,849.1           (40.5)       (8,294.2)             -
Investment in parent.....................              -          2,308.2               -        (2,308.2)             -
Intercompany notes receivable............            0.1             81.6         4,905.0        (4,986.7)             -
Deferred income taxes and other
   noncurrent assets.....................              -            186.3            50.2               -          236.5
                                           -------------    -------------   -------------   -------------    -----------
      Total assets.......................  $     3,049.6    $     9,075.7   $     9,540.9   $   (16,700.9)   $   4,965.3
                                           =============    =============   =============   =============    ===========
Short-term debt..........................  $           -    $           -   $         6.2   $           -    $       6.2
Accounts payable.........................           32.4             33.0           263.7               -          329.1
Accrued liabilities......................            1.3            153.5           278.9               -          433.7
Accrual for discontinued operations......              -            252.5               -               -          252.5
Intercompany payables....................              -          1,111.3             0.5        (1,111.8)             -
Current maturities of long-term debt.....              -                -             0.4               -            0.4
                                           -------------    -------------   -------------   -------------    -----------
      Total current liabilities..........           33.7          1,550.3           549.7        (1,111.8)       1,021.9
                                           -------------    -------------   -------------   -------------    -----------
Long-term debt...........................              -            922.4           414.3               -        1,336.7
Intercompany notes payable...............           91.9          4,813.2            81.7        (4,986.8)             -
Other long-term liabilities..............              -            328.0           160.5               -          488.5
                                           -------------    -------------   -------------   -------------    -----------
      Total liabilities..................          125.6          7,613.9         1,206.2        (6,098.6)       2,847.1
                                           -------------    -------------   -------------   -------------    -----------
Class A common stock.....................            0.9                -               -               -            0.9
Class B common stock.....................            0.6                -               -            (0.6)             -
Subsidiary common stock..................              -                -           141.0          (141.0)             -
Capital in excess of par value...........        2,814.4              6.9         7,065.2        (9,368.5)         518.0
Retained earnings........................          141.2          1,618.6         1,291.3        (1,288.3)       1,762.8
Accumulated other nonowner changes
   in equity.............................          (33.1)          (163.7)         (162.8)          196.1         (163.5)
                                           -------------    -------------   -------------   -------------    -----------
      Total shareholders' equity.........        2,924.0          1,461.8         8,334.7       (10,602.3)       2,118.2
                                           -------------    -------------   -------------   -------------    -----------
      Total liabilities and
       shareholders' equity.............   $     3,049.6    $     9,075.7   $     9,540.9   $   (16,700.9)   $   4,965.3
                                           =============    =============   =============   =============    ===========

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2004
                                  (in millions)

                                                             COOPER            OTHER        CONSOLIDATING
                                             COOPER           OHIO          SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                           -----------    ------------      ------------    -------------    ----------
Net cash provided by (used in)
   operating activities...............     $      (1.1)   $      (55.3)     $      119.2      $        -     $     62.8

Cash flows from investing activities:
  Capital expenditures................               -            (3.6)            (13.1)              -          (16.7)
  Cash paid for acquired businesses...               -               -             (10.1)              -          (10.1)
  Intercompany sale (purchase) of
     investment in parent.............               -           109.5            (109.5)              -              -
  Intercompany sale (purchase) of
     investment in subsidiaries.......               -          (182.1)            182.1               -              -
  Loans to affiliates.................               -               -             (38.5)           38.5              -
  Dividends from subsidiaries.........               -             1.0                 -            (1.0)             -
  Other...............................               -             0.7               2.6               -            3.3
                                           -----------    ------------     -------------     -----------     ----------
    Net cash provided by (used in)
       investing activities...........               -           (74.5)             13.5            37.5          (23.5)

Cash flows from financing activities:
  Proceeds from issuances of debt.....               -               -               1.0               -            1.0
  Repayments of debt..................               -               -              (0.8)              -           (0.8)
  Borrowings from affiliates..........            38.5               -                 -           (38.5)             -
  Other intercompany financing
    activities........................             0.5            59.2             (59.7)              -              -
  Dividends...........................           (32.9)              -                 -               -          (32.9)
  Dividends paid to affiliates........               -               -              (1.0)            1.0              -
  Subsidiary purchase of parent shares               -          (109.5)                -               -         (109.5)
  Employee stock plan activity and
    other.............................               -            12.2                 -               -           12.2
                                           -----------    ------------     -------------     -----------     ----------
    Net cash provided by (used in)
      financing activities............             6.1           (38.1)            (60.5)          (37.5)        (130.0)
Effect of exchange rate changes on
  cash and cash equivalents...........               -               -               1.7               -            1.7
                                           -----------    ------------     -------------     -----------     ----------
Increase (decrease) in cash and cash
  equivalents.........................             5.0          (167.9)             73.9               -          (89.0)
Cash and cash equivalents, beginning
  of period...........................            96.4           257.2             110.1               -          463.7
                                           -----------    ------------     -------------     -----------     ----------
Cash and cash equivalents, end of
  period..............................     $     101.4    $       89.3     $       184.0     $         -     $    374.7
                                           ===========    ============     =============     ===========     ==========

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003
                                  (in millions)

                                                             COOPER            OTHER        CONSOLIDATING
                                             COOPER           OHIO          SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                           -----------    ------------      ------------    -------------      --------
Net cash provided by (used in)
  operating activities................     $      (1.5)   $     (152.0)     $      143.2     $         -       $    (10.3)

Cash flows from investing activities:
  Capital expenditures................               -            (4.5)            (14.9)              -            (19.4)
  Loans to affiliates.................               -             1.0                 -            (1.0)               -
  Other...............................               -               -               3.9               -              3.9
                                           -----------    ------------      ------------     -----------       ----------
    Net cash used in investing
     activities.......................               -            (3.5)            (11.0)           (1.0)           (15.5)

Cash flows from financing activities:
  Proceeds from issuances of debt.....               -               -               0.3               -              0.3
  Repayments of debt..................               -          (166.6)             (0.1)              -           (166.7)
  Borrowings from affiliates..........               -               -              (1.0)            1.0                -
  Other intercompany financing
    activities........................             1.1           115.8            (116.9)              -                -
  Dividends...........................           (32.1)              -                 -               -            (32.1)
  Subsidiary purchase of parent shares               -            (5.4)                -               -             (5.4)
  Employee stock plan activity and
    other.............................               -             0.4                 -               -              0.4
                                           -----------    ------------      ------------     ------------      ----------
    Net cash used in financing
     activities.......................           (31.0)          (55.8)           (117.7)            1.0           (203.5)

Effect of exchange rate changes on
   cash and cash equivalents..........               -               -              (1.4)              -             (1.4)
                                           -----------    ------------      ------------     ------------      ----------
Increase (decrease) in cash and cash
   equivalents........................           (32.5)         (211.3)             13.1               -           (230.7)
Cash and cash equivalents, beginning
   of period..........................            33.9           244.3              23.8               -            302.0
                                           -----------    ------------      ------------     ------------      ----------
Cash and cash equivalents, end of
   period.............................     $       1.4    $       33.0      $       36.9     $         -       $     71.3
                                           ===========    ============      ============     ===========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

         Net income for the first quarter of 2004 was $77.7 million on revenues of $1,064.6 million compared with 2003 first quarter net income of $56.6 million on revenues of $957.8 million. First quarter diluted earnings per share increased 33% to $.81 from $.61 in 2003.

REVENUES:

         Revenues for the first quarter of 2004 increased 11% compared to the first quarter of 2003. The impact of foreign currency translation increased reported revenues by approximately 3% for the quarter.

         Electrical Products segment revenues increased 11% compared to the first quarter of 2003. Excluding the impact of favorable currency translation, revenues increased 8% in the first quarter of 2004. All of Cooper's Electrical Products businesses experienced real revenue growth during the quarter. Retail channel sales were very strong during the period, accounting for about one-third of the quarter's incremental revenue growth and positively impacting sales in both the lighting and wiring devices businesses. Continued strong residential construction and improving industrial and electronic markets as well as new product introductions and key market penetration programs bolstered sales of Cooper's hazardous-duty, circuit protection and support systems products. Increased maintenance spending by utilities resulted in revenue gains in Cooper's power transmission and distribution equipment business. Cooper's European lighting and security businesses benefited from new product introductions and improved penetration of European industrial markets.

         Tools & Hardware segment revenues for the first quarter of 2004 increased 13% from the first quarter of 2003. Excluding the impact of favorable currency translation, revenues increased 7% in the first quarter of 2004. Tools & Hardware segment revenues were driven by improved industrial markets, strong retail channel sales and new product introductions. These gains were partially offset by lower shipments of assembly equipment to the worldwide automotive industry.

COSTS AND EXPENSES:

         Cost of sales, as a percentage of revenues, was 69.7% for the first quarter of 2004 compared to 70.4% for the comparable 2003 quarter. The decrease in the cost of sales percentage was primarily due to benefits of restructuring activities undertaken during 2003 and ongoing sourcing and productivity initiatives.

         Electrical Products segment cost of sales, as a percentage of revenues, was 69.0% for the first quarter of 2004 compared to 70.0% for the first quarter of 2003. The decrease in the cost of sales percentage was primarily a result of reduced material cost and the ongoing focus on adjusting the segment's cost structure. Tools & Hardware segment cost of sales, as a percentage of revenues, was 72.9% for the first quarter of 2004 compared to 73.0% for the first quarter of 2003. The slight decrease in cost of sales percentage reflects improvements in the segment's cost structure partially offset by continuing actions to reduce the cost base of the business and product mix during the quarter.

         Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2004 were 19.6% compared to 20.1% for the first quarter of 2003. The decrease in the selling and administrative expenses percentage is due to increased revenues, partially offset by higher stock-based compensation and other incentive programs and selling and marketing costs related to Cooper's sales growth initiatives.

         Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first quarter of 2004 were 17.4% compared to 17.5% for the first quarter of 2003. The decrease in selling and administrative expenses percentage is primarily due to improved sales volumes partially offset by continued investment in market penetration programs.

         Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the first quarter of 2004 were 20.3% compared to 22.7% for the first quarter of 2003. The decrease in the selling and administrative expenses percentage is primarily due to continued efforts to control costs, coupled with the impact of increased revenues.

         Interest expense, net for the first quarter of 2004 decreased $3.0 million from the 2003 first quarter primarily as a result of lower average interest rates and slightly lower average debt balances, along with higher average cash and cash equivalents balances. Average debt balances were $1.34 billion and $1.37 billion and average interest rates were 5.6% and 6.1% for the first quarter of 2004 and 2003, respectively. The decrease in average interest rates primarily resulted from the benefit of interest-rate swaps that effectively converted $300 million of 5.25% fixed-rate debt to variable-rate debt at the six month LIBOR rate plus 1.91%.

OPERATING EARNINGS:

         Electrical Products segment first quarter 2004 operating earnings increased 20% to $120.8 million from $100.3 million for the same quarter of last year. The increase was primarily due to the combination of revenue increases, cost reduction actions and productivity improvement initiatives.

         Tools & Hardware segment first quarter 2004 operating earnings increased 82% to $11.8 million compared to $6.5 million in the first quarter of 2003. The increase primarily reflects the favorable impact of manufacturing rationalization efforts undertaken throughout 2003 and the impact of additional sales volumes, partially offset by lower volume in the assembly equipment business following record shipments in 2003.

         General Corporate expense increased $2.4 million to $18.4 million during the first quarter of 2004 compared to $16.0 million during the first quarter of 2003. This increase primarily resulted from the incremental impact of stock-based compensation expenses.

INCOME TAXES:

         The effective tax rate was 20.0% for the three months ended March 31, 2004 and 19.9% for the three months ended March 31, 2003.

RESTRUCTURING CHARGES:

         During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

         The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices' manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper's portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of March 31, 2004, Cooper had paid a total of $3.9 million for these actions, substantially all of which was for severance and related costs.

         A total of 114 salaried and 150 hourly personnel were scheduled to be eliminated as a result of these actions, and substantially all of the personnel were terminated as of March 31, 2004. The majority of the remaining severance obligation will be paid in the second quarter of 2004. The multiple-employer pension obligation is expected to be paid over 15 years, beginning in 2005. Cooper estimates the annual savings from the personnel reductions will be approximately $6.0 million, (net of the anticipated additional employees added in lower-cost regions) with most of the savings beginning in the first quarter of 2004. The savings from the withdrawal from the multiple-employer pension plan are approximately $1 million per year and are expected to begin in 2005. The majority of the eliminated costs previously were reflected as cost of sales.

         During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper's workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management's ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. Of the $24.1 million of charges resulting in cash expenditures, $1.3 million remained to be expended at March 31, 2004.

         The following table reflects activity related to the fourth quarter 2002 restructuring charge.

                                                                                            FACILITIES
                                                              NUMBER OF       ACCRUED       CLOSURE AND
                                                              EMPLOYEES      SEVERANCE    RATIONALIZATION
                                                              ---------      ---------    ---------------
                                                                                   ($ in millions)
2002 Restructuring charge...........................              1,206      $   18.3        $   20.8
Asset write-offs....................................                  -             -           (15.0)
Employees terminated................................               (184)            -               -
Cash expenditures...................................                  -          (2.1)              -
                                                              ---------      --------        --------
Balance at December 31, 2002........................              1,022          16.2             5.8
Employees terminated................................               (982)            -               -
Cash expenditures...................................                  -         (14.9)           (2.9)
Reversal of excess accruals.........................                 (9)         (0.9)           (0.6)
                                                              ---------      --------        --------
Balance at December 31, 2003........................                 31           0.4             2.3
Employees terminated................................                (31)            -               -
Cash expenditures...................................                  -          (0.4)           (1.0)
                                                              ---------      --------        --------
Balance at March 31, 2004...........................                  -      $      -        $    1.3
                                                              =========      ========        ========

         A total of 435 salaried and 771 hourly positions were scheduled to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions were replaced ultimately as a result of Cooper's ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities were initiated and completed by the end of 2003. The expenditures related to the 2002 restructuring charge were funded from cash provided by operating activities.

         As of March 31, 2004, Cooper anticipates incurring approximately $0.5 million related to facility exit costs and disruption of operations under the 2002 facility closure and production rationalization plan that could not be accrued. These costs are principally related to production inefficiencies and equipment and personnel relocation and will be expensed as incurred. Cooper estimates that the earnings impact in 2003 from these actions was approximately $10 million in pretax savings, the majority of which benefited the second half of the year. The initial savings were realized from personnel reductions that principally impacted selling and administrative expenses and lower costs of sales. Cooper expects that incremental savings of $25.0 to $30.0 million will be realized in 2004, largely reflected as lower cost of sales.

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY:

         Cooper's operating working capital (defined as receivables and inventories less accounts payable) increased $37 million during the first quarter of 2004. This $46 million increase in receivables and an $18 million increase in inventories, partially offset by an increase in accounts payable were driven by increased sales volumes. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the 2004 first quarter of 4.3 turns increased from 3.9 turns in the same period of 2003.

         Cash provided by operating activities was $63 million during the 2004 first quarter. This cash, plus an additional $89 million of cash and cash equivalents and $12 million of cash received from employee stock activity were primarily used to fund capital expenditures of $17 million, an acquisition of $10 million, dividends of $33 million and share purchases of $110 million.

         Cash used in operating activities was $10 million in the first quarter of 2003. An approximate $57 million timing-related increase in the funding of certain employee benefit trusts was the primary cause of the use of cash. The benefits prefunded in the first quarter of 2003 were paid during the remainder of 2003. A decrease in Cooper's cash and cash equivalents balance of $231 million was primarily used for capital expenditures of $19 million, dividends of $32 million, share purchases of $5 million and net debt repayments of $166 million.

         Cooper is continuing to focus on initiatives to maximize cash flows. Cooper currently anticipates a continuation of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayments and common stock repurchases.

         In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $1.9 million and $2.0 million during the three months ended March 31, 2004 and 2003, respectively.

CAPITAL RESOURCES:

         Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper's debt-to-total capitalization ratio was 39.1% at March 31, 2004, 38.8% at December 31, 2003 and 38.8% at March 31, 2003.

         At March 31, 2004 and December 31, 2003, Cooper had no commercial paper outstanding and cash and cash equivalents of $374.7 million and $463.7 million, respectively.

         Cooper's practice is to back up outstanding commercial paper balances with a combination of cash and committed bank credit facilities. As of March 31, 2004, committed bank credit facilities totalled $450 million and mature on November 17, 2004. Cooper intends to enter into a new committed bank credit facility during 2004. With no commercial paper outstanding and more than adequate cash and cash equivalents available to fund operations, Cooper is not currently dependent upon its committed bank credit facilities to finance its operations. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities. The credit facility agreements do not contain a material adverse change clause. The principal financial covenants in the agreements limit Cooper's debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreements.

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

         At March 31, 2004, $225 million of Cooper Ohio's existing shelf registration to issue up to $500 million of debt securities remains available.

      OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

         As of March 31, 2004, there have been no material changes to Cooper's off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2003.

                                     BACKLOG

         Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

                                                                                            MARCH 31,
                                                                                 ------------------------------
                                                                                     2004              2003
                                                                                 -------------    -------------
                                                                                          (in millions)
Electrical Products.........................................................     $       327.4    $       245.4
Tools & Hardware............................................................              86.7             96.3
                                                                                 -------------    -------------
                                                                                 $       414.1    $       341.7
                                                                                 =============    =============

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding the facilities closure and production rationalization plan and cost-reduction programs, potential liability exposure resulting from Federal-Mogul Corporation's ("Federal-Mogul") bankruptcy filing, and any statements regarding future revenues, cost and expenses, earnings, earnings per share, margins, cash flows and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul's bankruptcy proceedings, political developments, market and economic conditions, changes in raw material and energy costs, industry competition, the net effects of Cooper's cost-reduction programs, the timing and net effects of facility closures and the magnitude of any disruptions from such closures, the successful implementation of Cooper's strategic initiatives, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any share repurchases, changes in financial markets including foreign currency rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

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

         In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation ("Federal-Mogul"). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation ("Pneumo") in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 ("1998 Agreement"). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet made a decision whether to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line ("Abex Claims"), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2004, a total of 120,144 Abex Claims were filed, of which 63,114 claims have been resolved leaving 57,030 Abex Claims pending at March 31, 2004, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2004, 5,168 claims were filed and 10,833 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,932 before insurance. A total of $52.3 million was spent on defense costs for the period August 28, 1998 through March 31, 2004. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

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

         During late February and early March 2004, Cooper reassessed the accrual required based on the current status of the negotiations with the Representatives and the liability and insurance receivable that would be required to be recorded if this matter is not settled within the Federal-Mogul bankruptcy. Cooper concluded that resolution within the Federal-Mogul proposed 524(g) asbestos trust would likely be within the range of the liabilities, net of insurance recoveries, that Cooper would accrue if this matter were not settled within the Federal-Mogul bankruptcy. Accordingly, Cooper recorded a $126.0 million after-tax discontinued operations charge, net of a $70.9 million income tax benefit, in the fourth quarter of 2003.

         Cooper is continuing negotiations with the Representatives. At this time, the exact manner in which this issue will be resolved is not known. At March 31, 2004, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $230.5 million.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The following table reflects activity related to equity securities purchased by Cooper's wholly-owned subsidiaries during the three months ended March 31, 2004:

                         PURCHASES OF EQUITY SECURITIES

                                                              TOTAL NUMBER OF SHARES      MAXIMUM NUMBER OF SHARES
                                                              PURCHASED AS PART OF       THAT MAY YET BE PURCHASED
                       TOTAL NUMBER OF     AVERAGE PRICE   PUBLICLY ANNOUNCED PLANS OR        UNDER THE PLANS OR
      PERIOD          SHARES PURCHASED    PAID PER SHARE           PROGRAMS (1)                 PROGRAMS (1)
----------------      ----------------    --------------   ---------------------------    -------------------------
  As of 12/31/03                                                                                3,461,250
1/01/04 - 1/31/04          104,000          $  57.28                104,000                     3,357,250
2/01/04 - 2/29/04          930,000             55.80                930,000                     2,427,250
3/01/04 - 3/31/04          953,000             54.20                953,000                     1,474,250
                         ---------          --------              ---------
      Total              1,987,000          $  55.11              1,987,000

(1) On February 9, 2000, Cooper publicly announced that its Board of Directors authorized the repurchase of up to 5 million shares of Cooper common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans in order to offset the dilution that results from issuing shares under these plans. For 2004, Cooper's current estimate is that 1.2 million shares will be issued under equity compensation plans, which is reflected in the above table.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         4. Amended and Restated Voting Agreement dated as of March 31, 2004 between Cooper Industries, Ltd., Cooper Industries, Inc. and Cooper Bermuda Investments, Ltd.

         10. Form of Cooper Industries, Inc. Executive Stock Incentive Agreement dated as of February 10, 2004.

         12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 2003 and the Three Months Ended March 31, 2004 and 2003.

         23.      Consent of Bates White, LLC.

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         Cooper filed or furnished the following reports on Form 8-K during the first quarter of 2004:

         - Form 8-K dated January 22, 2004, which furnished a copy of a press release containing Cooper's financial results for the quarter and year ended December 31, 2003.

         - Form 8-K dated January 27, 2004, which furnished "Sales Trends" information to be posted on Cooper's website.

         - Form 8-K dated February 20, 2004, which furnished "Sales Trends" information to be posted on Cooper's website.

         - Form 8-K dated March 8, 2004, which furnished a copy of a press release setting forth Cooper's results of operations for the fourth quarter and full year 2003 after reassessing its year-end 2003 accrual for discontinued operations.

         - Form 8-K dated March 18, 2004, which announced a revision to earnings estimates through a press release titled "Cooper Industries Expects First Quarter Earnings of Between $.75 and $.80 Per Share" and furnished "Sales Trends" information to be posted on Cooper's website.

         - Form 8-K dated March 25, 2004, which announced the acquisition of RSA Lighting.

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

                                                   Cooper Industries, Ltd.
                                            ------------------------------------
                                                        (Registrant)

Date:    May 7, 2004                       /s/ Terry A. Klebe
                                            ------------------------------------
                                            Terry A. Klebe
                                            Senior Vice President and
                                              Chief Financial Officer

Date:    May 7, 2004                       /s/ Jeffrey B. Levos
                                            ------------------------------------
                                            Jeffrey B. Levos
                                            Vice President and Controller and
                                              Chief Accounting Officer

                                  Exhibit Index

Exhibit No.

4. Amended and Restated Voting Agreement dated as of March 31, 2004 between Cooper Industries, Ltd., Cooper Industries, Inc. and Cooper Bermuda Investments, Ltd.

10. Form of Cooper Industries, Inc. Executive Stock Incentive Agreement dated as of February 10, 2004.

12. Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 2003 and the three months ended March 31, 2004 and 2003.

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