Form 10-Q
period 2004-06-30
COOPER INDUSTRIES LTD
filed 2004-08-04
CIK 1141982

10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number	1-31330

Cooper Industries, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-0355628

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Travis, Suite 5800	Houston, Texas 77002

(Address of principal executive offices)	(Zip Code)

(713) 209-8400

(Registrant’s telephone number, including area code)

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

Yes [X]     No [   ]

Number of registrant’s common stock outstanding as of June 30, 2004 was 91,680,300 Class A common shares that are held by the public and 3,006,000 Class A common shares and 55,499,770 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

     PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER INDUSTRIES, LTD.

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in millions, where applicable)
Revenues	$1,109.3	$1,010.9	$2,173.9	$1,968.7
Cost of sales	775.2	716.7	1,517.2	1,391.4
Selling and administrative expenses	212.0	194.9	420.4	387.2
Restructuring	—	(14.3)	—	(14.3)

Operating earnings	122.1	113.6	236.3	204.4
Interest expense, net	17.2	19.5	34.3	39.6

Income before income taxes	104.9	94.1	202.0	164.8
Income taxes	21.0	21.7	40.4	35.8

Net income	$83.9	$72.4	$161.6	$129.0

Income per common share:
Basic	$.91	$.79	$1.74	$1.40

Diluted	$.89	$.78	$1.70	$1.39

Cash dividends per common share	$.35	$.35	$.70	$.70

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(in millions)
ASSETS
Cash and cash equivalents	$433.9	$463.7
Receivables	817.9	738.6
Inventories	576.2	552.0
Deferred income taxes and other current assets	151.9	206.5

Total current assets	1,979.9	1,960.8

Property, plant and equipment, less accumulated depreciation	678.5	711.4
Goodwill	2,066.8	2,056.6
Deferred income taxes and other noncurrent assets	216.3	236.5

Total assets	$4,941.5	$4,965.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$7.5	$6.2
Accounts payable	365.3	329.1
Accrued liabilities	439.2	433.7
Accrual for discontinued operations	217.3	252.5
Current maturities of long-term debt	30.2	0.4

Total current liabilities	1,059.5	1,021.9

Long-term debt	1,289.4	1,336.7
Postretirement benefits other than pensions	177.2	181.1
Other long-term liabilities	312.5	307.4

Total liabilities	2,838.6	2,847.1

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	403.1	518.0
Retained earnings	1,859.3	1,762.8
Accumulated other nonowner changes in equity	(160.4)	(163.5)

Total shareholders’ equity	2,102.9	2,118.2

Total liabilities and shareholders’ equity	$4,941.5	$4,965.3

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2004	2003
	(in millions)
Cash flows from operating activities:
Net income	$161.6	$129.0
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	57.5	61.8
Deferred income taxes	18.2	61.7
Restructuring charge payments	(3.7)	(11.1)
Changes in assets and liabilities: (1)
Receivables	(83.3)	(40.3)
Inventories	(25.8)	(17.6)
Accounts payable and accrued liabilities	27.7	(50.3)
Other assets and liabilities, net	67.1	(15.1)

Net cash provided by operating activities	219.3	118.1
Cash flows from investing activities:
Capital expenditures	(39.0)	(33.9)
Cash paid for acquired businesses	(10.1)	—
Proceeds from sales of property, plant and equipment and other	7.9	5.9

Net cash used in investing activities	(41.2)	(28.0)
Cash flows from financing activities:
Proceeds from issuances of debt	2.0	4.3
Repayments of debt	(1.5)	(167.2)
Dividends	(65.1)	(64.5)
Subsidiary purchase of parent shares	(164.9)	(5.4)
Activity under employee stock plans and other	24.1	2.1

Net cash used in financing activities	(205.4)	(230.7)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	7.5

Decrease in cash and cash equivalents	(29.8)	(133.1)
Cash and cash equivalents, beginning of period	463.7	302.0

Cash and cash equivalents, end of period	$433.9	$168.9

(1)     Net of the effects of acquisitions and translation.

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

     Basis of Presentation - The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.

     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2003 included in Part IV of Cooper’s 2003 Annual Report on Form 10-K.

     Recently Issued Accounting Standards – In May 2004, the Financial Accounting Standards Board issued FASB Staff Position 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Cooper has concluded that the effects of FSP 106-2 do not constitute a significant event as it relates to Cooper’s other postretirement benefits. Accordingly, Cooper will incorporate the effects of FSP 106-2 in the next measurement of assets and obligations of the postretirement plans affected by FSP 106-2.

Note 2. Stock-Based Compensation

     Under Cooper stock option plans, officers, directors and key employees may be granted options to purchase Cooper’s common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable ratably over a three-year period commencing one year from the grant date and have a maximum term of ten years. The plans also provide for the granting of performance-based stock awards and restricted stock awards to certain key executives that generally vest over periods ranging from three to five years.

     Effective January 1, 2003, Cooper adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. Cooper utilized the prospective method of adoption. Cooper accounts for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”). SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The fair value of restricted stock and performance-based awards granted was measured at the market price on the grant date. Stock-based compensation expense was $11.6 million and $4.8 million during the six months ended June 30, 2004 and 2003, respectively.

     The following table presents pro forma income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in millions)
Net income, as reported	$83.9	$72.4	$161.6	$129.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4.4	1.6	6.9	2.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6.4)	(3.4)	(9.0)	(8.1)

Pro forma net income	$81.9	$70.6	$159.5	$123.7

Earnings per share:
Basic – as reported	$.91	$.79	$1.74	$1.40
Basic – pro forma	$.89	$.77	$1.72	$1.34
Diluted – as reported	$.89	$.78	$1.70	$1.39
Diluted – pro forma	$.87	$.76	$1.68	$1.34

Note 3. Acquisitions

     In March 2004, Cooper acquired a manufacturer of specification and commercial grade lighting fixtures for $10.1 million.

Note 4. Inventories

	June 30,	December 31,
	2004	2003
	(in millions)
Raw materials	$193.0	$182.8
Work-in-process	121.1	113.9
Finished goods	350.9	346.3
Perishable tooling and supplies	20.8	20.6

	685.8	663.6
Allowance for excess and obsolete inventory	(48.9)	(47.6)
Excess of current standard costs over LIFO costs	(60.7)	(64.0)

Net inventories	$576.2	$552.0

Note 5. Long-Term Debt

     At June 30, 2004, $225 million of a shelf registration to issue up to $500 million of debt securities was available. Effective August 4, 2004, Cooper terminated the shelf registration with respect to the $225 million of debt securities that was still available for issuance.

Note 6. Shareholders’ Equity

     At June 30, 2004, 91,680,300 Class A common shares, $.01 par value were issued and outstanding (excluding the 3,006,000 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 93,797,765 Class A common shares, $.01 par value (excluding the 1,130 Class A common shares held by wholly-owned subsidiaries) at December 31, 2003. During the first six months of 2004, Cooper issued 888,535 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first six months of 2004, Cooper’s wholly-owned subsidiaries purchased 3,006,000 Class A common shares for $164.9 million. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During the first six months of 2004, 1,130 Class A common shares held by wholly-owned subsidiaries were issued primarily to satisfy the matching obligation under the Retirement Savings and Stock Ownership Plan, leaving 3,006,000 Class A common shares held by wholly-owned subsidiaries at June 30, 2004.

     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share. During the first six months of 2004, Cooper’s wholly-owned subsidiaries waived their rights to receive the regular quarterly dividend of $.35 per share (or an aggregate of $40.5 million) on all shares held.

Note 7. Segment Information

	Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in millions)
Electrical Products	$928.9	$839.0	$1,819.6	$1,643.2
Tools & Hardware	180.4	171.9	354.3	325.5

Total revenues	$1,109.3	$1,010.9	$2,173.9	$1,968.7

	Operating Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in millions)
Electrical Products	$129.4	$109.2	$250.2	$209.5
Tools & Hardware	12.6	7.0	24.4	13.5

Segment operating earnings	142.0	116.2	274.6	223.0
Restructuring	—	(14.3)	—	(14.3)
General Corporate expenses	19.9	16.9	38.3	32.9

Total operating earnings	122.1	113.6	236.3	204.4
Interest expense, net	17.2	19.5	34.3	39.6

Income before income taxes	$104.9	$94.1	$202.0	$164.8

Note 8. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in millions)
Components of net periodic benefit cost:
Service cost	$3.7	$3.9	$8.1	$8.4
Interest cost	10.6	10.4	20.7	21.0
Expected return on plan assets	(11.9)	(9.5)	(23.4)	(20.1)
Amortization of unrecognized transition obligation	—	0.1	—	0.2
Amortization of prior service cost	0.1	0.2	0.3	0.3
Recognized actuarial loss	1.9	2.6	3.6	4.5

Net periodic benefit cost	$4.4	$7.7	$9.3	$14.3

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in millions)
Components of net periodic benefit cost:
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	2.0	2.3	4.1	4.6
Recognized actuarial loss	(0.7)	(0.9)	(1.4)	(1.8)

Net periodic benefit cost	$1.4	$1.4	$2.8	$2.9

Note 9. Net Income Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in millions)
Basic:
Net income applicable to common stock	$83.9	$72.4	$161.6	$129.0

Weighted average common shares outstanding	92.2	92.2	92.9	92.1

Diluted:
Net income applicable to common stock	$83.9	$72.4	$161.6	$129.0

Weighted average common shares outstanding	92.2	92.2	92.9	92.1
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	2.2	0.5	2.2	0.5

Weighted average common shares and common share equivalents	94.4	92.7	95.1	92.6

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

Note 10. Net Income and Other Nonowner Changes in Equity

     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in millions)
Net income	$83.9	$72.4	$161.6	$129.0
Foreign currency translation gains (losses)	(13.1)	22.0	1.8	13.5
Change in fair value of derivatives	(0.1)	(2.9)	1.3	(3.0)

Net income and other nonowner changes in equity	$70.7	$91.5	$164.7	$139.5

Note 11. Restructuring

     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of June 30, 2004, Cooper had paid a total of $4.4 million for these actions, all of which was for severance and related costs.

     A total of 114 salaried and 150 hourly personnel were scheduled to be eliminated as a result of these actions, and substantially all personnel were terminated as of March 31, 2004. The multiple-employer pension obligation is expected to be paid over 15 years, beginning in 2005.

     In 2001, Cooper accrued $35.0 million reflecting the contractual amounts due to financial advisors associated with Cooper’s strategic alternatives review. Cooper paid $5.0 million to the advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement.

     During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper’s workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management’s ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate.

     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

			Facilities
	Number of	Accrued	Closure and
	Employees	Severance	Rationalization
		($ in millions)
2002 Restructuring charge	1,206	$18.3	$20.8
Asset write-offs	—	—	(15.0)
Employees terminated	(184)	—	—
Cash expenditures	—	(2.1)	—

Balance at December 31, 2002	1,022	16.2	5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.6)

Balance at June 30, 2004	—	$—	$0.7

     A total of 435 salaried and 771 hourly positions were scheduled to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions were replaced ultimately as a result of Cooper’s ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities were initiated and completed by the end of 2003.

     See “Restructuring” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Note 12. Charge Related to Discontinued Operations

     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet filed any notice to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2004, a total of 123,960 Abex Claims were filed, of which 64,361 claims have been resolved leaving 59,599 Abex Claims pending at June 30, 2004, that are the responsibility of Federal-Mogul. During the three months ended June 30, 2004, 3,816 claims were filed and 1,247 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,143 before insurance. A total of $56.4 million was spent on defense costs for the period August 28, 1998 through June 30, 2004. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. During the second quarter, negotiations took place that resulted in the settlement of several blocks of cases totaling approximately 13,000 claims early in the third quarter of 2004. Including these settlements, the average indemnity for Abex claims resolved since August 28, 1998 is $1,782.

     With the assistance of independent advisors, Bates White, LLC, in the fourth quarter of 2001 Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. Based on Cooper’s analysis of its contingent liability exposure resulting from Federal-Mogul’s bankruptcy, Cooper concluded that an additional fourth-quarter 2001 discontinued operations provision of $30 million after-tax, or $.32 per share, was appropriate to reflect the potential net impact of this issue. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on the advisor’s data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. Cooper is preserving its rights as a creditor for breach of Federal-Mogul’s indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.

     Cooper’s fourth-quarter 2001 analysis of the contingent liability exposure assumed that the liabilities would be settled within the Federal-Mogul bankruptcy proceedings. This analysis assumed that representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) would reach similar conclusions regarding the potential future liabilities and insurance recoveries as Cooper did based on the Bates White, LLC analysis. Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with the Representatives regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust. Based on the status of the negotiations in early 2004, Cooper concluded that it is probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.

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

     During late February and early March 2004, Cooper reassessed the accrual required based on the then current status of the negotiations with the Representatives and the liability and insurance receivable that would be required to be recorded if this matter is not settled within the Federal-Mogul bankruptcy. Cooper concluded that resolution within the Federal-Mogul proposed 524(g) asbestos trust would likely be within the range of the liabilities, net of insurance recoveries, that Cooper would accrue if this matter were not settled within the Federal-Mogul bankruptcy. Accordingly, Cooper recorded a $126.0 million after-tax discontinued operations charge, net of a $70.9 million income tax benefit, in the fourth quarter of 2003.

     Cooper is continuing negotiations with the Representatives. At this time, the amount of any negotiated settlement through the Federal-Mogul bankruptcy and the exact manner in which this issue will be resolved is not known. At June 30, 2004, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $217.3 million.

Note 13. Consolidating Financial Information

     Cooper fully and unconditionally guarantees the registered debt securities of Cooper Industries, Inc. (“Cooper Ohio”), a wholly-owned indirect subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Cooper Ohio are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class A and Class B common shares are accounted for using the cost method.

Consolidating Income Statements
Three Months Ended June 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$73.3	$1,041.0	$(5.0)	$1,109.3
Cost of sales	0.2	48.9	731.1	(5.0)	775.2
Selling and administrative expenses	2.7	26.8	182.5	—	212.0
Interest expense, net	(0.3)	12.1	5.4	—	17.2
Equity in earnings of subsidiaries, net of tax	88.0	103.1	41.0	(232.1)	—
Intercompany income (expense)	(1.5)	(77.6)	79.1	—	—

Income before income taxes	83.9	11.0	242.1	(232.1)	104.9
Income tax expense (benefit)	—	(30.0)	51.0	—	21.0

Net income	$83.9	$41.0	$191.1	$(232.1)	$83.9

Three Months Ended June 30, 2003
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$70.0	$944.6	$(3.7)	$1,010.9
Cost of sales	—	46.2	674.2	(3.7)	716.7
Selling and administrative expenses	1.8	25.6	167.5	—	194.9
Restructuring	—	(14.3)	—	—	(14.3)
Interest expense, net	(0.1)	14.1	5.5	—	19.5
Equity in earnings of subsidiaries, net of tax	74.5	94.7	29.0	(198.2)	—
Intercompany income (expense)	0.3	(82.8)	83.2	(0.7)	—

Income before income taxes	73.1	10.3	209.6	(198.9)	94.1
Income tax expense (benefit)	—	(18.7)	40.4	—	21.7

Net income	$73.1	$29.0	$169.2	$(198.9)	$72.4

Consolidating Income Statements
Six Months Ended June 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$140.3	$2,043.7	$(10.1)	$2,173.9
Cost of sales	0.6	92.3	1,434.4	(10.1)	1,517.2
Selling and administrative expenses	4.7	52.7	363.0	—	420.4
Interest expense, net	(0.5)	23.9	10.9	—	34.3
Equity in earnings of subsidiaries, net of tax	169.1	226.5	75.7	(471.3)	—
Intercompany income (expense)	(2.7)	(203.9)	206.6	—	—

Income (loss) before income taxes	161.6	(6.0)	517.7	(471.3)	202.0
Income tax expense (benefit)	—	(81.7)	122.1	—	40.4

Net income	$161.6	$75.7	$395.6	$(471.3)	$161.6

Six Months Ended June 30, 2003
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$137.4	$1,841.3	$(10.0)	$1,968.7
Cost of sales	—	90.3	1,311.1	(10.0)	1,391.4
Selling and administrative expenses	3.9	49.5	333.8	—	387.2
Restructuring	—	(14.3)	—	—	(14.3)
Interest expense, net	(0.1)	29.1	10.6	—	39.6
Equity in earnings of subsidiaries, net of tax	133.5	181.5	42.8	(357.8)	—
Intercompany income (expense)	0.3	(186.0)	186.7	(1.0)	—

Income (loss) before income taxes	130.0	(21.7)	415.3	(358.8)	164.8
Income tax expense (benefit)	—	(64.5)	100.3	—	35.8

Net income	$130.0	$42.8	$315.0	$(358.8)	$129.0

Consolidating Balance Sheets
June 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$61.1	$206.6	$166.2	$—	$433.9
Receivables	0.1	63.3	754.5	—	817.9
Intercompany receivables	474.4	—	817.7	(1,292.1)	—
Inventories	—	14.3	561.9	—	576.2
Deferred income taxes and other current assets	0.4	157.2	(5.7)	—	151.9

Total current assets	536.0	441.4	2,294.6	(1,292.1)	1,979.9

Property, plant and equipment, less accumulated depreciation	—	65.7	612.8	—	678.5
Goodwill	—	41.4	2,025.4	—	2,066.8
Investment in subsidiaries	2,529.4	6,209.4	40.1	(8,778.9)	—
Investment in parent	—	2,273.8	164.1	(2,437.9)	—
Intercompany notes receivable	34.1	85.3	4,840.3	(4,959.7)	—
Deferred income taxes and other noncurrent assets	—	177.8	38.5	—	216.3

Total assets	$3,099.5	$9,294.8	$10,015.8	$(17,468.6)	$4,941.5

Short-term debt	$—	$—	$7.5	$—	$7.5
Accounts payable	32.1	34.4	298.8	—	365.3
Accrued liabilities	1.8	147.0	290.4	—	439.2
Accrual for discontinued operations	—	217.3	—	—	217.3
Intercompany payables	—	1,292.1	—	(1,292.1)	—
Current maturities of long-term debt	—	—	30.2	—	30.2

Total current liabilities	33.9	1,690.8	626.9	(1,292.1)	1,059.5

Long-term debt	—	917.3	372.1	—	1,289.4
Intercompany notes payable	27.2	4,813.1	119.4	(4,959.7)	—
Other long-term liabilities	—	331.2	158.5	—	489.7

Total liabilities	61.1	7,752.4	1,276.9	(6,251.8)	2,838.6

Class A common stock	0.9	—	—	—	0.9
Class B common stock	0.6	—	—	(0.6)	—
Subsidiary common stock	—	—	145.5	(145.5)	—
Capital in excess of par value	2,829.2	8.5	7,203.7	(9,638.3)	403.1
Retained earnings	237.7	1,694.3	1,549.6	(1,622.3)	1,859.3
Accumulated other nonowner changes in equity	(30.0)	(160.4)	(159.9)	189.9	(160.4)

Total shareholders’ equity	3,038.4	1,542.4	8,738.9	(11,216.8)	2,102.9

Total liabilities and shareholders’ equity	$3,099.5	$9,294.8	$10,015.8	$(17,468.6)	$4,941.5

Consolidating Balance Sheets
December 31, 2003
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$96.4	$257.2	$110.1	$—	$463.7
Receivables	—	49.8	688.8	—	738.6
Intercompany receivables	465.9	—	645.9	(1,111.8)	—
Inventories	—	14.2	537.8	—	552.0
Deferred income taxes and other current assets	1.6	227.8	(22.9)	—	206.5

Total current assets	563.9	549.0	1,959.7	(1,111.8)	1,960.8

Property, plant and equipment, less accumulated depreciation	—	60.1	651.3	—	711.4
Goodwill	—	41.4	2,015.2	—	2,056.6
Investment in subsidiaries	2,485.6	5,849.1	(40.5)	(8,294.2)	—
Investment in parent	—	2,308.2	—	(2,308.2)	—
Intercompany notes receivable	0.1	81.6	4,905.0	(4,986.7)	—
Deferred income taxes and other noncurrent assets	—	186.3	50.2	—	236.5

Total assets	$3,049.6	$9,075.7	$9,540.9	$(16,700.9)	$4,965.3

Short-term debt	$—	$—	$6.2	$—	$6.2
Accounts payable	32.4	33.0	263.7	—	329.1
Accrued liabilities	1.3	153.5	278.9	—	433.7
Accrual for discontinued operations	—	252.5	—	—	252.5
Intercompany payables	—	1,111.3	0.5	(1,111.8)	—
Current maturities of long-term debt	—	—	0.4	—	0.4

Total current liabilities	33.7	1,550.3	549.7	(1,111.8)	1,021.9

Long-term debt	—	922.4	414.3	—	1,336.7
Intercompany notes payable	91.9	4,813.2	81.7	(4,986.8)	—
Other long-term liabilities	—	328.0	160.5	—	488.5

Total liabilities	125.6	7,613.9	1,206.2	(6,098.6)	2,847.1

Class A common stock	0.9	—	—	—	0.9
Class B common stock	0.6	—	—	(0.6)	—
Subsidiary common stock	—	—	141.0	(141.0)	—
Capital in excess of par value	2,814.4	6.9	7,065.2	(9,368.5)	518.0
Retained earnings	141.2	1,618.6	1,291.3	(1,288.3)	1,762.8
Accumulated other nonowner changes in equity	(33.1)	(163.7)	(162.8)	196.1	(163.5)

Total shareholders’ equity	2,924.0	1,461.8	8,334.7	(10,602.3)	2,118.2

Total liabilities and shareholders’ equity	$3,049.6	$9,075.7	$9,540.9	$(16,700.9)	$4,965.3

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(3.8)	$(53.8)	$276.9	$—	$219.3
Cash flows from investing activities:
Capital expenditures	—	(10.4)	(28.6)	—	(39.0)
Cash paid for acquired businesses	—	—	(10.1)	—	(10.1)
Intercompany sale (purchase) of investment in parent	—	109.5	(109.5)	—	—
Intercompany sale (purchase) of investment in subsidiaries	—	(182.1)	182.1	—	—
Investment in affiliates	(3.8)	—	—	3.8	—
Loans to affiliates	(34.1)	(3.7)	(67.7)	105.5	—
Repayments of loans from affiliates	—	—	84.5	(84.5)	—
Dividends from subsidiaries	134.0	3.3	—	(137.3)	—
Other	—	0.7	7.2	—	7.9

Net cash provided by (used in) investing activities	96.1	(82.7)	57.9	(112.5)	(41.2)
Cash flows from financing activities:
Proceeds from issuances of debt	—	—	2.0	—	2.0
Repayments of debt	—	—	(1.5)	—	(1.5)
Borrowings from affiliates	67.7	—	37.8	(105.5)	—
Repayments of loans to affiliates	(132.1)	—	47.6	84.5	—
Other intercompany financing activities	1.9	172.1	(174.0)	—	—
Dividends	(65.1)	—	—	—	(65.1)
Dividends paid to affiliates	—	—	(137.3)	137.3	—
Subsidiary purchase of parent shares		(110.3)	(54.6)	—	(164.9)
Employee stock plan activity and other	—	24.1	3.8	(3.8)	24.1

Net cash provided by (used in) financing activities	(127.6)	85.9	(276.2)	112.5	(205.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.5)	—	(2.5)

Increase (decrease) in cash and cash equivalents	(35.3)	(50.6)	56.1	—	(29.8)
Cash and cash equivalents, beginning of period	96.4	257.2	110.1	—	463.7

Cash and cash equivalents, end of period	$61.1	$206.6	$166.2	$—	$433.9

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2003
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(2.7)	$(149.3)	$270.1	$—	$118.1
Cash flows from investing activities:
Capital expenditures	—	(5.8)	(28.1)	—	(33.9)
Loans to affiliates	(15.0)	(20.9)	(15.0)	50.9	—
Repayments of loans from affiliates	—	1.0	—	(1.0)	—
Dividends from subsidiaries	101.0	2.0	—	(103.0)	—
Other	—	(1.0)	5.9	1.0	5.9

Net cash provided by (used in) investing activities	86.0	(24.7)	(37.2)	(52.1)	(28.0)
Cash flows from financing activities:
Proceeds from issuances of debt	—	—	4.3	—	4.3
Repayments of debt	—	(166.7)	(0.5)	—	(167.2)
Borrowings from affiliates	—	15.0	35.9	(50.9)	—
Repayments of loans to affiliates	—	—	(1.0)	1.0	—
Other intercompany financing activities	1.3	143.2	(144.5)	—	—
Dividends	(64.5)	—	—	—	(64.5)
Dividends paid to parent	—	—	(103.0)	103.0	—
Subsidiary purchase of parent shares	—	(5.4)	—	—	(5.4)
Employee stock plan activity and other	0.7	1.4	1.0	(1.0)	2.1

Net cash used in financing activities	(62.5)	(12.5)	(207.8)	52.1	(230.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	7.5	—	7.5

Increase (decrease) in cash and cash equivalents	20.8	(186.5)	32.6	—	(133.1)
Cash and cash equivalents, beginning of period	33.9	244.3	23.8	—	302.0

Cash and cash equivalents, end of period	$54.7	$57.8	$56.4	$—	$168.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

     Net income for the second quarter of 2004 was $83.9 million on revenues of $1,109.3 million compared with 2003 second quarter net income of $72.4 million on revenues of $1,010.9 million. Second quarter diluted earnings per share increased 14% to $.89 from $.78 in 2003. Second quarter 2003 net income included $8.6 million, or $.09 per diluted share, from the reversal of a restructuring accrual.

Revenues:

     Revenues for the second quarter of 2004 increased 10% compared to the second quarter of 2003. The impact of foreign currency translation increased reported revenues by approximately 1% for the quarter.

     Electrical Products segment revenues for the second quarter of 2004 increased 11% compared to the second quarter of 2003. Foreign currency translation increased revenues by approximately 1% for the quarter. All of Cooper’s Electrical Products businesses experienced revenue growth during the quarter. Growth for the period was driven by stronger distribution channel and utility market demand. Improving commercial, industrial and electronic industries as well as new product introductions and market penetration programs supported increases in circuit protection, lighting and hazardous duty products. Increased spending by utilities on maintenance and reliability enhancements bolstered growth in Cooper’s power transmission and distribution equipment business. Retail channel sales declined compared to the prior year reflecting anticipated adjustments in inventory levels across the industry.

     Tools & Hardware segment revenues for the second quarter of 2004 increased 5% from the second quarter of 2003. Foreign currency translation increased revenues by approximately 2% for the quarter. Tools & Hardware segment revenues were driven by new products introduced through the retail channel and improved industrial and electronic markets for hand tool products. These gains were partially offset by an expected reduction in shipments of large automated assembly systems to the automotive industry.

Costs and Expenses:

     Cost of sales, as a percentage of revenues, was 69.9% for the second quarter of 2004 compared to 70.9% for the comparable 2003 quarter. The decrease in the cost of sales percentage was primarily due to benefits of restructuring activities undertaken during 2003 and ongoing sourcing and productivity initiatives, as well as increased revenue levels.

     Electrical Products segment cost of sales, as a percentage of revenues, was 69.1% for the second quarter of 2004 compared to 70.0% for the second quarter of 2003. The decrease in cost of sales percentage was the result of improved productivity and revenue leverage, which more than offset significant cost increases in several key materials and components used in Cooper’s products. Tools & Hardware segment cost of sales, as a percentage of revenues, was 73.2% for the second quarter of 2004 compared to 76.0% for the second quarter of 2003. The decrease in cost of sales percentage reflects improvements in the segment’s cost structure, productivity gains and increased revenue leverage.

     Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2004 were 19.1% compared to 19.3% for the second quarter of 2003. The decrease in the selling and administrative expenses percentage is due to increased revenues, partially offset by higher stock-based compensation and other incentive programs.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2004 were 16.9% compared to 17.0% for the second quarter of 2003. The decrease in selling and administrative expenses percentage is primarily due to improved sales volumes partially offset by increases in incentive compensation costs.

     Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2004 were 19.8% compared to 19.9% for the second quarter of 2003. The decrease in the selling and administrative expenses percentage is primarily due to improved sales volumes partially offset by expenses related to sales growth initiatives.

     Interest expense, net for the second quarter of 2004 decreased $2.3 million from the 2003 second quarter primarily as a result of lower average interest rates and slightly lower average debt balances, along with higher average cash and cash equivalents balances. Average debt balances were $1.33 billion and $1.34 billion and average interest rates were 5.6% and 5.9% for the second quarter of 2004 and 2003, respectively. The decrease in average interest rates primarily resulted from the benefit of interest-rate swaps that effectively converted $300 million of 5.25% fixed-rate debt to variable-rate debt at the six month LIBOR rate plus 1.91%.

Operating Earnings:

     Electrical Products segment second quarter 2004 operating earnings increased 19% to $129.4 million from $109.2 million for the same quarter of last year. The increase was primarily due to the combination of revenue increases, cost reduction actions and productivity improvement initiatives, tempered by increased material costs and higher incentive compensation costs.

     Tools & Hardware segment second quarter 2004 operating earnings increased 80% to $12.6 million compared to $7.0 million in the second quarter of 2003. The increase primarily reflects the favorable impact of manufacturing rationalization efforts undertaken, productivity improvements and the impact of additional sales volumes, partially offset by lower volume in the assembly equipment business following record shipments in 2003.

     General Corporate expense increased $3.0 million to $19.9 million during the second quarter of 2004 compared to $16.9 million during the second quarter of 2003. This increase primarily resulted from the incremental impact of stock-based compensation expenses.

Restructuring:

     In 2001, Cooper accrued $35.0 million reflecting the contractual amounts due to financial advisors associated with Cooper’s strategic alternatives review. Cooper paid $5.0 million to the advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement. See “Restructuring” below for additional information.

Income Taxes:

     The effective tax rate was 20.0% for the three months ended June 30, 2004 and 23.1% for the three months ended June 30, 2003. The reversal of the restructuring accrual discussed above increased the effective tax rate for the three months ended June 30, 2003 by 3.1 percentage points.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

     Net income for the first six months of 2004 was $161.6 million on revenues of $2,173.9 million compared with 2003 first half net income of $129.0 million on revenues of $1,968.7 million. First half diluted earnings per share increased 22% to $1.70 from $1.39 in 2003. Net income for the first six months of 2003 included $8.6 million, or $.09 per diluted share, from the reversal of a restructuring accrual.

Revenues:

     Revenues for the first six months of 2004 increased 10% compared to the first six months of 2003. The impact of foreign currency translation increased revenues by approximately 2% for the first half of the year.

     Electrical Products segment revenues for the first six months of 2004 increased 11% compared to the first half of 2003. Foreign currency translation contributed approximately 2% to the revenue increase during the first six months of 2004. Improving demand and the impact of strategic initiatives resulted in all of Cooper’s Electrical Products businesses experiencing revenue growth during the first six months of the year. Sales growth was supported by an improving industrial and electronics market, successful introduction of new products and higher spending by utilities on maintenance and reliability programs and Cooper’s key market penetration program.

     Tools & Hardware segment revenues for the first six months of 2004 increased 9% from the first half of 2003. Foreign currency translation increased revenues by approximately 4% in the first six months of 2004. Tools & Hardware segment revenues were driven by improved industrial markets, strong retail channel sales and new product introductions, partially offset by lower shipments of automated assembly equipment to the worldwide automotive industry.

Costs and Expenses:

     Cost of sales, as a percentage of revenues, was 69.8% for the first six months of 2004 compared to 70.7% for the comparable 2003 period. The decrease in the cost of sales percentage was primarily the result of restructuring activities undertaken during 2003, increased leverage and productivity improvements. These reductions were partially offset by increased cost pressures on key components and materials.

     Electrical Products segment cost of sales, as a percentage of revenues, was 69.1% for the first six months of 2004 compared to 70.0% for the first half of 2003. The decrease in the cost of sales percentage was primarily a result of productivity improvements and improved leverage, partially offset by industry-wide cost increases on key components and materials. Tools & Hardware segment cost of sales, as a percentage of revenues, was 73.1% for the first half of 2004 compared to 74.6% for the same period of 2003. The decrease in cost of sales percentage reflects cost efficiencies from restructuring activities and increased revenue levels.

     Selling and administrative expenses, as a percentage of revenues, for the first six months of 2004 were 19.3% compared to 19.7% for the first half of 2003. The decrease in the selling and administrative expenses percentage is due to increased revenues, partially offset by higher stock-based and other incentive compensation costs.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2004 were 17.2% compared to 17.3% for the first half of 2003. The decrease in selling and administrative expenses percentage is primarily due to higher sales volumes partially offset by increased incentive based compensation costs.

     Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2004 were 20.0% compared to 21.2% for the first six months of 2003. The decrease in the selling and administrative expenses percentage is primarily due to ongoing efforts to reduce and control costs, coupled with the impact of increased revenues.

     Interest expense, net for the first six months of 2004 decreased $5.3 million from the 2003 first six months primarily as a result of lower average interest rates and slightly lower average debt balances, along with higher average cash and cash equivalents balances. Average debt balances were $1.33 billion and $1.36 billion and average interest rates were 5.6% and 6.0% for the first six months of 2004 and 2003, respectively. The decrease in average interest rates primarily resulted from the benefit of interest-rate swaps that effectively converted $300 million of 5.25% fixed-rate debt to variable-rate debt at the six month LIBOR rate plus 1.91%.

Operating Earnings:

     Electrical Products segment first half 2004 operating earnings increased 19% to $250.2 million from $209.5 million for the same period of last year. The increase was primarily due to the combination of revenue increases, cost reduction actions and productivity improvement initiatives partially offset by higher material costs.

     Tools & Hardware segment first half 2004 operating earnings increased 81% to $24.4 million compared to $13.5 million in the same period of 2003. The increase primarily reflects the favorable impact of restructuring efforts undertaken and the impact of additional sales volumes, partially offset by lower volume in the automated assembly equipment business following record shipments in 2003.

     General Corporate expense increased $5.4 million to $38.3 million during the first six months of 2004 compared to $32.9 million during the same period of 2003. This increase primarily resulted from the incremental impact of stock-based compensation expenses.

Restructuring:

     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of June 30, 2004, Cooper had paid a total of $4.4 million for these actions; substantially all of which was for severance and related costs.

     A total of 114 salaried and 150 hourly personnel were scheduled to be eliminated as a result of these actions, and substantially all of the personnel were terminated as of March 31, 2004. The majority of the remaining severance obligation will be paid by December 31, 2004. The multiple-employer pension obligation is expected to be paid over 15 years, beginning in 2005. Cooper estimates the annual savings from the personnel reductions will be approximately $6.0 million, (net of the anticipated additional employees added in lower-cost regions) with most of the savings beginning in the first quarter of 2004. The savings from the withdrawal from the multiple-employer pension plan are approximately $1.0 million per year and are expected to begin in 2005. The majority of the eliminated costs previously were reflected as cost of sales.

     During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper’s workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management’s ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. Of the $24.1 million of charges resulting in cash expenditures, $0.7 million remained to be expended at June 30, 2004.

     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

			Facilities
	Number of	Accrued	Closure and
	Employees	Severance	Rationalization
		($ in millions)
2002 Restructuring charge	1,206	$18.3	$20.8
Asset write-offs	—	—	(15.0)
Employees terminated	(184)	—	—
Cash expenditures	—	(2.1)	—

Balance at December 31, 2002	1,022	16.2	5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.6)

Balance at June 30, 2004	—	$—	$0.7

     A total of 435 salaried and 771 hourly positions were scheduled to be eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions were replaced ultimately as a result of Cooper’s ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities were initiated and completed by the end of 2003. The expenditures related to the 2002 restructuring charge were funded from cash provided by operating activities.

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

Income Taxes:

     The effective tax rate was 20.0% for the six months ended June 30, 2004 and 21.7% for the six months ended June 30, 2003. The reversal of a restructuring accrual increased the effective tax rate for the six months ended June 30, 2003 by 1.7 percentage points.

Liquidity and Capital Resources

Liquidity:

     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $67 million during the first six months of 2004. The increase included a $79 million increase in receivables and a $24 million increase in inventories, partially offset by a $36 million increase in accounts payable, which were all driven by increased sales volume. However, operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the first six months of 2004 of 4.4 turns increased from 3.9 turns in the same period of 2003. This increase was the result of the higher revenue level and a lower average operating working capital balance during the 2004 period driven by Cooper productivity initiatives.

     Cash provided by operating activities was $219 million during the first six months of 2004. This cash, plus an additional $30 million of cash and cash equivalents and $24 million of cash received from employee stock activity were primarily used to fund capital expenditures of $39 million, an acquisition of $10 million, dividends of $65 million and share purchases of $165 million.

     Cash provided by operating activities was $118 million for the first six months of 2003. Cash provided by operating activities plus $133 million of cash and cash equivalents were used to fund capital expenditures of $34 million, dividends of $65 million, net debt repayments of $163 million and share purchases of $5 million during the first half of 2003.

     Cooper is continuing to focus on initiatives to maximize cash flows. Cooper currently anticipates a continuation of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayments and common stock repurchases.

     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $3.0 million and $5.5 million during the six months ended June 30, 2004 and 2003, respectively.

Capital Resources:

     Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 38.7% at June 30, 2004, 38.8% at December 31, 2003 and 38.6% at June 30, 2003.

     At June 30, 2004 and December 31, 2003, Cooper had no commercial paper outstanding and cash and cash equivalents of $433.9 million and $463.7 million, respectively.

     Cooper’s practice is to back up outstanding commercial paper balances with a combination of cash and committed bank credit facilities. As of June 30, 2004, committed bank credit facilities totalled $450 million and mature on November 17, 2004. Cooper intends to enter into a new committed bank credit facility during 2004. With no commercial paper outstanding and more than adequate cash and cash equivalents available to fund operations, Cooper is not currently dependent upon its committed bank credit facilities to finance its operations. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities. The credit facility agreements do not contain a material adverse change clause. The principal financial covenants in the agreements limit Cooper’s debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreements.

     Cooper’s access to the commercial paper market could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper’s access to the commercial paper market be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed bank credit facilities to provide short-term funding. The committed bank credit facilities do not contain any provision which makes their availability to Cooper dependent on Cooper’s credit ratings.

     At June 30, 2004, $225 million of Cooper Ohio’s shelf registration to issue up to $500 million of debt securities was available. In consideration of the June 30, 2004 cash and cash equivalents balance and anticipated future liquidity, Cooper terminated the shelf registration with respect to the $225 million of debt securities that was still available for issuance effective August 4, 2004.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     As of June 30, 2004, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2003.

Backlog

     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	June 30,
	2004	2003
	(in millions)
Electrical Products	$330.1	$239.1
Tools & Hardware	86.4	104.3

	$416.5	$343.4

Private Securities Litigation Reform Act Safe Harbor Statement

     This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper’s expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding the facilities closure and production rationalization plan and cost-reduction programs, potential liability exposure resulting from Federal-Mogul Corporation’s (“Federal-Mogul”) bankruptcy filing, and any statements regarding future revenues, cost and expenses, earnings, earnings per share, margins, cash flows and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul’s bankruptcy proceedings, political developments, market and economic conditions, changes in raw material and energy costs, industry competition, the net effects of Cooper’s cost-reduction programs, the timing and net effects of facility closures and the magnitude of any disruptions from such closures, the successful implementation of Cooper’s strategic initiatives, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any share repurchases, changes in financial markets including foreign currency rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, Cooper’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Cooper’s disclosure controls and procedures. Based on that evaluation, Cooper’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

     Cooper has begun a multi-year process of implementing an Enterprise Business System (“EBS”) globally. Implementing an EBS system on a global basis involves significant changes in business processes. The implementation is phased, which reduces the risks associated with making these changes. In addition, Cooper is taking the necessary steps to monitor and maintain appropriate internal controls during the implementations.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Cooper’s financial statements.

     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet filed any notice to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2004, a total of 123,960 Abex Claims were filed, of which 64,361 claims have been resolved leaving 59,599 Abex Claims pending at June 30, 2004, that are the responsibility of Federal-Mogul. During the three months ended June 30, 2004, 3,816 claims were filed and 1,247 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,143 before insurance. A total of $56.4 million was spent on defense costs for the period August 28, 1998 through June 30, 2004. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. During the second quarter, negotiations took place that resulted in the settlement of several blocks of cases totaling approximately 13,000 claims early in the third quarter of 2004. Including these settlements, the average indemnity for Abex claims resolved since August 28, 1998 is $1,782.

     With the assistance of independent advisors, Bates White, LLC, in the fourth quarter of 2001 Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. Based on Cooper’s analysis of its contingent liability exposure resulting from

Federal-Mogul’s bankruptcy, Cooper concluded that an additional fourth-quarter 2001 discontinued operations provision of $30 million after-tax, or $.32 per share, was appropriate to reflect the potential net impact of this issue. The analysis included a review of the twenty-year history of Abex Claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on the advisor’s data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. Cooper is preserving its rights as a creditor for breach of Federal-Mogul’s indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.

     Cooper’s fourth-quarter 2001 analysis of the contingent liability exposure assumed that the liabilities would be settled within the Federal-Mogul bankruptcy proceedings. This analysis assumed that representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) would reach similar conclusions regarding the potential future liabilities and insurance recoveries as Cooper did based on the Bates White, LLC analysis. Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with the Representatives regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust. Based on the status of the recent negotiations in early 2004, Cooper concluded that it is probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.

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

     During late February and early March 2004, Cooper reassessed the accrual required based on the then current status of the negotiations with the Representatives and the liability and insurance receivable that would be required to be recorded if this matter is not settled within the Federal-Mogul bankruptcy. Cooper concluded that resolution within the Federal-Mogul proposed 524(g) asbestos trust would likely be within the range of the liabilities, net of insurance recoveries, that Cooper would accrue if this matter were not settled within the Federal-Mogul bankruptcy. Accordingly, Cooper recorded a $126.0 million after-tax discontinued operations charge, net of a $70.9 million income tax benefit, in the fourth quarter of 2003.

     Cooper is continuing negotiations with the Representatives. At this time, the amount of any negotiated settlement through the Federal-Mogul bankruptcy and the exact manner in which this issue will be resolved is not known. At June 30, 2004, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $217.3 million.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended June 30, 2004:

Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs (1)	the Plans or Programs(1)
As of 3/31/04				1,474,250
4/01/04–4/30/04	177,800	$55.69	177,800	1,296,450
5/01/04–5/31/04	841,200	54.12	841,200	455,250
6/01/04–6/30/04	—	—	—	455,250

Total	1,019,000	$54.39	1,019,000

(1) On February 9, 2000, Cooper publicly announced that its Board of Directors authorized the repurchase of up to 5 million shares of Cooper common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans and Dividend Reinvestment and Stock Purchase Plan in order to offset the dilution that results from issuing shares under these plans. The above table reflects anticipated issuances under these plans of 1.2 million shares in 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on April 27, 2004 in Houston, Texas. Five proposals, as described in Cooper’s Proxy statement dated March 18, 2004, were voted upon at the meeting. The following is a brief description of the matters voted upon and the results of voting.

1.	Management proposal for the election of three directors for terms expiring in 2007:

	Stephen G. Butler	Dan F. Smith	Gerald B. Smith.
Votes For:	76,081,474	76,031,550	76,069,430
Votes Withheld:	2,324,944	2,374,868	2,336,988

2.	Management proposal to appoint Ernst & Young LLP as independent auditors for 2004:

Votes For:	76,408,531
Votes Against:	1,911,992
Abstain:	594,779
Non-Vote:	—

3.	Management proposal to approve the Amended and Restated Stock Incentive Plan:

Votes For:	55,488,852
Votes Against:	13,596,459
Abstain:	946,059
Non-Vote:	8,883,932

4.	Shareholder proposal relating to social and environmental issues concerning sustainability:

Votes For:	17,660,286
Votes Against:	42,417,988
Abstain:	9,953,096
Non-Vote:	8,883,932

5.	Shareholder proposal relating to executive equity compensation plans:

Votes For:	4,617,765
Votes Against:	64,349,872
Abstain:	1,063,733
Non-Vote:	8,883,932

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.	Cooper Industries, Inc. Amended and Restated Stock Incentive Plan (February 11, 2004 Restatement) (Incorporated by reference to Appendix B of Cooper’s proxy statement for the Annual Meeting of Shareholders held on April 27, 2004).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 2003 and the Six Months Ended June 30, 2004 and 2003.

23.	Consent of Bates White, LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Cooper filed or furnished the following reports on Form 8-K during the second quarter of 2004:

•	Form 8-K dated April 22, 2004, which furnished a copy of a press release containing Cooper’s financial results for the quarter ended March 31, 2004 and “Sales Trends” information to be posted on Cooper’s website.

•	Form 8-K dated May 20, 2004, which furnished “Sales Trends” information to be posted on Cooper’s website.

•	Form 8-K dated June 17, 2004, which furnished “Sales Trends” information to be posted on Cooper’s website.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.

(Registrant)

Date: August 4, 2004	/s/ Terry A. Klebe

Terry A. Klebe
Senior Vice President and
Chief Financial Officer

Date: August 4, 2004	/s/ Jeffrey B. Levos

Jeffrey B. Levos
Vice President and Controller and
Chief Accounting Officer

Exhibit Index

Exhibit No.

10.	Cooper Industries, Inc. Amended and Restated Stock Incentive Plan (February 11, 2004 Restatement) (Incorporated by reference to Appendix B of Cooper’s proxy statement for the Annual Meeting of Shareholders held on April 27, 2004).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 2003 and the six months ended June 30, 2004 and 2003.

23.	Consent of Bates White, LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.