Form 10-Q
period 2004-09-30
COOPER INDUSTRIES LTD
filed 2004-11-05
CIK 1141982

10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-31330

Cooper Industries, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-0355628

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 5800	Houston, Texas 77002

(Address of principal executive offices)	(Zip Code)

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

Yes   [X]       No  [  ]

Number of registrant’s common stock outstanding as of October 31, 2004 was 91,776,031 Class A common shares that are held by the public and 3,700,200 Class A common shares and 54,810,129 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED INCOME STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Income Statements
Consolidating Income Statements
Consolidating Balance Sheets
Consolidating Balance Sheets
Consolidating Statements of Cash Flows
Consolidating Statements of Cash Flows
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 5. Other Information
Item 6. Exhibits
Signatures
Exhibit Index
Computation of Ratios of Earnings to Fixed Charges
Consent of Bates White, LLC
Certification pursuant to Section 302
Certification pursuant to Section 302
Certification pursuant to Section 906
Certification pursuant to Section 906

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER INDUSTRIES, LTD.

CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions, where applicable)
Revenues	$1,140.2	$1,048.7	$3,314.1	$3,017.4
Cost of sales	798.4	744.8	2,315.6	2,136.2
Selling and administrative expenses	211.6	197.3	632.0	584.5
Restructuring	—	—	—	(14.3)

Operating earnings	130.2	106.6	366.5	311.0
Interest expense, net	17.0	18.3	51.3	57.9

Income before income taxes	113.2	88.3	315.2	253.1
Income taxes	23.9	17.7	64.3	53.5

Net income	$89.3	$70.6	$250.9	$199.6

Income per common share:
Basic	$.97	$.76	$2.71	$2.16

Diluted	$.95	$.75	$2.65	$2.14

Cash dividends per common share	$.35	$.35	$1.05	$1.05

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(in millions)
ASSETS
Cash and cash equivalents	$495.6	$463.7
Receivables	836.9	738.6
Inventories	543.4	552.0
Deferred income taxes and other current assets	130.4	206.5

Total current assets	2,006.3	1,960.8

Property, plant and equipment, less accumulated depreciation	674.6	711.4
Goodwill	2,069.1	2,056.6
Deferred income taxes and other noncurrent assets	227.0	236.5

Total assets	$4,977.0	$4,965.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$7.6	$6.2
Accounts payable	339.7	329.1
Accrued liabilities	447.7	433.7
Accrual for discontinued operations	199.3	252.5
Current maturities of long-term debt	182.1	0.4

Total current liabilities	1,176.4	1,021.9

Long-term debt	1,146.9	1,336.7
Postretirement benefits other than pensions	175.2	181.1
Other long-term liabilities	329.3	307.4

Total liabilities	2,827.8	2,847.1

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	389.9	518.0
Retained earnings	1,915.8	1,762.8
Accumulated other nonowner changes in equity	(157.4)	(163.5)

Total shareholders’ equity	2,149.2	2,118.2

Total liabilities and shareholders’ equity	$4,977.0	$4,965.3

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2003
	(in millions)
Cash flows from operating activities:
Net income	$250.9	$199.6
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	88.8	91.6
Deferred income taxes	29.0	61.6
Restructuring charge payments	(3.8)	(15.0)
Changes in assets and liabilities:(1)
Receivables	(97.2)	(81.2)
Inventories	10.7	23.4
Accounts payable and accrued liabilities	(4.1)	(25.6)
Other assets and liabilities, net	86.2	1.2

Net cash provided by operating activities	360.5	255.6

Cash flows from investing activities:
Capital expenditures	(64.1)	(53.9)
Cash paid for acquired business	(10.1)	—
Proceeds from sales of property, plant and equipment and other	8.5	9.9

Net cash used in investing activities	(65.7)	(44.0)

Cash flows from financing activities:
Proceeds from issuances of debt	2.2	4.3
Repayments of debt	(1.7)	(170.8)
Dividends	(97.9)	(97.1)
Subsidiary purchase of parent shares	(202.9)	(5.4)
Activity under employee stock plans and other	37.2	41.4

Net cash used in financing activities	(263.1)	(227.6)
Effect of exchange rate changes on cash and cash equivalents	0.2	7.9

Increase (Decrease) in cash and cash equivalents	31.9	(8.1)
Cash and cash equivalents, beginning of period	463.7	302.0

Cash and cash equivalents, end of period	$495.6	$293.9

(1)	Net of the effects of acquisitions and translation.

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

     Effective January 1, 2003, Cooper adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. Cooper utilized the prospective method of adoption. Cooper accounts for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”). SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The fair value of restricted stock and performance-based awards granted was measured at the market price on the grant date. Stock-based compensation expense was $16.1 million and $7.6 million during the nine months ended September 30, 2004 and 2003, respectively.

     The following table presents pro forma income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in millions)
Net income, as reported	$89.3	$70.6	$250.9	$199.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.7	1.7	9.6	4.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.3)	(3.9)	(11.3)	(12.0)

Pro forma net income	$89.7	$68.4	$249.2	$192.1

Earnings per share:
Basic – as reported	$.97	$.76	$2.71	$2.16
Basic – pro forma	$.98	$.74	$2.69	$2.08
Diluted – as reported	$.95	$.75	$2.65	$2.14
Diluted – pro forma	$.95	$.73	$2.63	$2.07

Note 3. Acquisitions

     In March 2004, Cooper acquired a manufacturer of specification and commercial grade lighting fixtures for $10.1 million.

Note 4. Inventories

	September 30,	December 31,
	2004	2003
	(in millions)
Raw materials	$190.3	$182.8
Work-in-process	119.3	113.9
Finished goods	336.8	346.3
Perishable tooling and supplies	14.3	20.6

	660.7	663.6
Allowance for excess and obsolete inventory	(58.7)	(47.6)
Excess of current standard costs over LIFO costs	(58.6)	(64.0)

Net inventories	$543.4	$552.0

Note 5. Long-Term Debt

     Effective August 6, 2004, Cooper terminated the shelf registration with respect to the $225 million of debt securities that was still available for issuance.

Note 6. Shareholders’ Equity

     At September 30, 2004, 91,445,028 Class A common shares, $.01 par value were issued and outstanding (excluding the 3,700,200 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 93,797,765 Class A common shares, $.01 par value (excluding the 1,130 Class A common shares held by wholly-owned subsidiaries) at December 31, 2003. During the first nine months of 2004, Cooper issued 1,347,463 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first nine months of 2004, Cooper’s wholly-owned subsidiaries purchased 3,700,200 Class A common shares for $202.9 million. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During the first nine months of 2004, 1,130 Class A common shares held by wholly-owned subsidiaries were issued primarily to satisfy the matching obligation under the Retirement Savings and Stock Ownership Plan, leaving 3,700,200 Class A common shares held by wholly-owned subsidiaries at September 30, 2004. On November 2, 2004, Cooper’s Board of Directors authorized the purchase of up to five million shares of Cooper’s Class A common stock. This authorization is in addition to 161,050 shares remaining available for purchase under an existing five million share authorization approved in February 2000.

     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share. During the first nine months of 2004, Cooper’s wholly-owned subsidiaries waived their rights to receive the regular quarterly dividend of $.35 per share (or an aggregate of $61.1 million) on all shares held.

Note 7. Segment Information

	Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions)
Electrical Products	$952.2	$861.2	$2,771.8	$2,504.4
Tools & Hardware	188.0	187.5	542.3	513.0

Total revenues	$1,140.2	$1,048.7	$3,314.1	$3,017.4

	Operating Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions)
Electrical Products	$131.2	$115.2	$381.4	$324.7
Tools & Hardware	18.3	9.0	42.7	22.5

Segment operating earnings	149.5	124.2	424.1	347.2
Restructuring	—	—	—	(14.3)
General Corporate expenses	19.3	17.6	57.6	50.5

Total operating earnings	130.2	106.6	366.5	311.0
Interest expense, net	17.0	18.3	51.3	57.9

Income before income taxes	$113.2	$88.3	$315.2	$253.1

Note 8. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions)
Components of net periodic benefit cost:
Service cost	$4.1	$4.3	$12.2	$12.7
Interest cost	10.4	10.5	31.1	31.5
Expected return on plan assets	(11.7)	(10.0)	(35.1)	(30.1)
Amortization of unrecognized transition obligation	—	0.1	—	0.3
Amortization of prior service cost	0.2	0.1	0.5	0.4
Recognized actuarial loss	1.8	2.2	5.4	6.7

Net periodic benefit cost	$4.8	$7.2	$14.1	$21.5

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions)
Components of net periodic benefit cost:
Service cost	$—	$—	$0.1	$0.1
Interest cost	2.1	2.3	6.2	6.9
Recognized actuarial gain	(0.7)	(0.8)	(2.1)	(2.6)

Net periodic benefit cost	$1.4	$1.5	$4.2	$4.4

Note 9. Net Income Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions)
Basic:
Net income applicable to common stock	$89.3	$70.6	$250.9	$199.6

Weighted average common shares outstanding	91.8	92.7	92.5	92.3

Diluted:
Net income applicable to common stock	$89.3	$70.6	$250.9	$199.6

Weighted average common shares outstanding	91.8	92.7	92.5	92.3
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	2.2	1.4	2.2	0.8

Weighted average common shares and common share equivalents	94.0	94.1	94.7	93.1

     Options and employee awards are not considered in the calculations if the effect would be antidilutive.

Note 10. Net Income and Other Nonowner Changes in Equity

     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in millions)
Net income	$89.3	$70.6	$250.9	$199.6
Foreign currency translation gains (losses)	3.1	(1.2)	4.9	12.3
Change in fair value of derivatives	(0.1)	0.9	1.2	(2.1)

Net income and other nonowner changes in equity	$92.3	$70.3	$257.0	$209.8

Note 11. Restructuring

     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of September 30, 2004, Cooper had paid a total of $4.4 million for these actions, all of which was for severance and related costs.

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

     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

			Facilities
	Number of	Accrued	Closure and
	Employees	Severance	Rationalization
		($ in millions)
2002 Restructuring charge	1,206	$18.3	$20.8
Asset write-offs	—	—	(15.0)
Employees terminated	(184)	—	—
Cash expenditures	—	(2.1)	—

Balance at December 31, 2002	1,022	16.2	5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at September 30, 2004	—	$—	$0.6

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

     See “Restructuring” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Note 12. Charge Related to Discontinued Operations

     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet filed any notice to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2004, a total of 131,844 Abex Claims were filed, of which 84,776 claims have been resolved leaving 47,068 Abex Claims pending at September 30, 2004, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2004, 7,884 claims were filed and 20,415 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,778 before insurance. A total of $61.4 million was spent on defense costs for the period August 28, 1998 through September 30, 2004. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

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

     Cooper has continued negotiations with the Representatives, but to date has been unable to reach a satisfactory conclusion. At this time, the exact manner in which this issue will be resolved is not known. At September 30, 2004, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $199.3 million.

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

Consolidating Income Statements
Three Months Ended September 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$45.2	$1,098.2	$(3.2)	$1,140.2
Cost of sales	—	31.0	770.6	(3.2)	798.4
Selling and administrative expenses	2.0	23.6	186.0	—	211.6
Interest expense, net	(0.2)	12.2	5.0	—	17.0
Equity in earnings of subsidiaries, net of tax	91.8	104.4	42.1	(238.3)	—
Intercompany income (expense)	(0.7)	(76.6)	77.3	—	—

Income before income taxes	89.3	6.2	256.0	(238.3)	113.2
Income tax expense (benefit)	—	(35.9)	59.8	—	23.9

Net income	$89.3	$42.1	$196.2	$(238.3)	$89.3

Three Months Ended September 30, 2003
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$72.9	$980.8	$(5.0)	$1,048.7
Cost of sales	—	48.5	701.3	(5.0)	744.8
Selling and administrative expenses	1.7	26.5	169.1	—	197.3
Interest expense, net	(0.1)	12.9	5.5	—	18.3
Equity in earnings of subsidiaries, net of tax	78.5	92.8	32.7	(204.0)	—
Intercompany income (expense)	0.2	(76.4)	82.7	(6.5)	—

Income before income taxes	77.1	1.4	220.3	(210.5)	88.3
Income tax expense (benefit)	—	(31.3)	49.0	—	17.7

Net income	$77.1	$32.7	$171.3	$(210.5)	$70.6

Consolidating Income Statements
Nine Months Ended September 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$185.5	$3,141.9	$(13.3)	$3,314.1
Cost of sales	0.6	123.3	2,205.0	(13.3)	2,315.6
Selling and administrative expenses	6.7	76.3	549.0	—	632.0
Interest expense, net	(0.7)	36.1	15.9	—	51.3
Equity in earnings of subsidiaries, net of tax	260.9	330.9	117.8	(709.6)	—
Intercompany income (expense)	(3.4)	(280.5)	283.9	—	—

Income before income taxes	250.9	0.2	773.7	(709.6)	315.2
Income tax expense (benefit)	—	(117.6)	181.9	—	64.3

Net income	$250.9	$117.8	$591.8	$(709.6)	$250.9

Nine Months Ended September 30, 2003
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$210.3	$2,822.1	$(15.0)	$3,017.4
Cost of sales	—	138.8	2,012.4	(15.0)	2,136.2
Selling and administrative expenses	5.6	76.0	502.9	—	584.5
Restructuring	—	(14.3)	—	—	(14.3)
Interest expense, net	(0.2)	42.0	16.1	—	57.9
Equity in earnings of subsidiaries, net of tax	212.0	274.3	75.5	(561.8)	—
Intercompany income (expense)	0.5	(262.4)	269.4	(7.5)	—

Income (loss) before income taxes	207.1	(20.3)	635.6	(569.3)	253.1
Income tax expense (benefit)	—	(95.8)	149.3	—	53.5

Net income	$207.1	$75.5	$486.3	$(569.3)	$199.6

Consolidating Balance Sheets
September 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$70.8	$226.6	$198.2	$—	$495.6
Receivables	0.1	22.4	814.4	—	836.9
Intercompany receivables	479.5	—	1,206.1	(1,685.6)	—
Inventories	—	—	543.4	—	543.4
Deferred income taxes and other current assets	1.7	130.1	(1.4)	—	130.4

Total current assets	552.1	379.1	2,760.7	(1,685.6)	2,006.3

Property, plant and equipment, less accumulated depreciation	—	30.1	644.5	—	674.6
Goodwill	—	—	2,069.1	—	2,069.1
Investment in subsidiaries	2,624.3	6,735.1	84.5	(9,443.9)	—
Investment in parent	—	2,255.3	202.2	(2,457.5)	—
Intercompany notes receivable	5.4	102.2	4,856.1	(4,963.7)	—
Deferred income taxes and other noncurrent assets	—	139.6	87.4	—	227.0

Total assets	$3,181.8	$9,641.4	$10,704.5	$(18,550.7)	$4,977.0

Short-term debt	$—	$—	$7.6	$—	$7.6
Accounts payable	32.0	13.1	294.6	—	339.7
Accrued liabilities	2.4	111.2	334.1	—	447.7
Accrual for discontinued operations	—	199.3	—	—	199.3
Intercompany payables	—	1,685.6	—	(1,685.6)	—
Current maturities of long-term debt	—	152.0	30.1	—	182.1

Total current liabilities	34.4	2,161.2	666.4	(1,685.6)	1,176.4

Long-term debt	—	767.2	379.7	—	1,146.9
Intercompany notes payable	43.0	4,813.2	107.5	(4,963.7)	—
Other long-term liabilities	—	313.0	191.5	—	504.5

Total liabilities	77.4	8,054.6	1,345.1	(6,649.3)	2,827.8

Class A common stock	0.9	—	—	—	0.9
Class B common stock	0.6	—	—	(0.6)	—
Subsidiary common stock	—	—	145.5	(145.5)	—
Capital in excess of par value	2,835.7	7.8	7,638.6	(10,092.2)	389.9
Retained earnings	294.2	1,736.4	1,729.3	(1,844.1)	1,915.8
Accumulated other nonowner changes in equity	(27.0)	(157.4)	(154.0)	181.0	(157.4)

Total shareholders’ equity	3,104.4	1,586.8	9,359.4	(11,901.4)	2,149.2

Total liabilities and shareholders’ equity	$3,181.8	$9,641.4	$10,704.5	$(18,550.7)	$4,977.0

Consolidating Balance Sheets
December 31, 2003
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$96.4	$257.2	$110.1	$—	$463.7
Receivables	—	49.8	688.8	—	738.6
Intercompany receivables	465.9	—	645.9	(1,111.8)	—
Inventories	—	14.2	537.8	—	552.0
Deferred income taxes and other current assets	1.6	227.8	(22.9)	—	206.5

Total current assets	563.9	549.0	1,959.7	(1,111.8)	1,960.8

Property, plant and equipment, less accumulated depreciation	—	60.1	651.3	—	711.4
Goodwill	—	41.4	2,015.2	—	2,056.6
Investment in subsidiaries	2,485.6	5,849.1	(40.5)	(8,294.2)	—
Investment in parent	—	2,308.2	—	(2,308.2)	—
Intercompany notes receivable	0.1	81.6	4,905.0	(4,986.7)	—
Deferred income taxes and other noncurrent assets	—	186.3	50.2	—	236.5

Total assets	$3,049.6	$9,075.7	$9,540.9	$(16,700.9)	$4,965.3

Short-term debt	$—	$—	$6.2	$—	$6.2
Accounts payable	32.4	33.0	263.7	—	329.1
Accrued liabilities	1.3	153.5	278.9	—	433.7
Accrual for discontinued operations	—	252.5	—	—	252.5
Intercompany payables	—	1,111.3	0.5	(1,111.8)	—
Current maturities of long-term debt	—	—	0.4	—	0.4

Total current liabilities	33.7	1,550.3	549.7	(1,111.8)	1,021.9

Long-term debt	—	922.4	414.3	—	1,336.7
Intercompany notes payable	91.9	4,813.2	81.7	(4,986.8)	—
Other long-term liabilities	—	328.0	160.5	—	488.5

Total liabilities	125.6	7,613.9	1,206.2	(6,098.6)	2,847.1

Class A common stock	0.9	—	—	—	0.9
Class B common stock	0.6	—	—	(0.6)	—
Subsidiary common stock	—	—	141.0	(141.0)	—
Capital in excess of par value	2,814.4	6.9	7,065.2	(9,368.5)	518.0
Retained earnings	141.2	1,618.6	1,291.3	(1,288.3)	1,762.8
Accumulated other nonowner changes in equity	(33.1)	(163.7)	(162.8)	196.1	(163.5)

Total shareholders’ equity	2,924.0	1,461.8	8,334.7	(10,602.3)	2,118.2

Total liabilities and shareholders’ equity	$3,049.6	$9,075.7	$9,540.9	$(16,700.9)	$4,965.3

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(6.2)	$(72.7)	$439.4	$—	$360.5

Cash flows from investing activities:
Capital expenditures	—	(13.3)	(50.8)	—	(64.1)
Cash paid for acquired businesses	—	—	(10.1)	—	(10.1)
Intercompany sale (purchase) of investment in parent	—	109.5	(109.5)	—	—
Intercompany sale (purchase) of investment in subsidiaries	—	(182.1)	182.1	—	—
Investment in affiliates	(4.8)	—	—	4.8	—
Loans to affiliates	(39.4)	(23.7)	(82.5)	145.6	—
Repayments of loans from affiliates	34.1	3.0	84.5	(121.6)	—
Dividends from subsidiaries	134.0	19.8	—	(153.8)	—
Other	—	—	8.5	—	8.5

Net cash provided by (used in) investing activities	123.9	(86.8)	22.2	(125.0)	(65.7)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	2.2	—	2.2
Repayments of debt	—	—	(1.7)	—	(1.7)
Borrowings from affiliates	83.5	—	62.1	(145.6)	—
Repayments of loans to affiliates	(132.1)	—	10.5	121.6	—
Other intercompany financing activities	3.2	202.0	(205.2)	—	—
Dividends	(97.9)	—	—	—	(97.9)
Dividends paid to affiliates	—	—	(153.8)	153.8	—
Subsidiary purchase of parent shares	—	(110.3)	(92.6)	—	(202.9)
Employee stock plan activity and other	—	37.2	4.8	(4.8)	37.2

Net cash provided by (used in) financing activities	(143.3)	128.9	(373.7)	125.0	(263.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2

Increase (decrease) in cash and cash equivalents	(25.6)	(30.6)	88.1	—	31.9
Cash and cash equivalents, beginning of period	96.4	257.2	110.1	—	463.7

Cash and cash equivalents, end of period	$70.8	$226.6	$198.2	$—	$495.6

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2003
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(5.4)	$(195.6)	$456.6	$—	$255.6

Cash flows from investing activities:
Capital expenditures	—	(9.4)	(44.5)	—	(53.9)
Loans to affiliates	(15.5)	(26.2)	(15.0)	56.7	—
Repayments of loans from affiliates	15.1	21.9	15.0	(52.0)	—
Dividends from subsidiaries	101.0	2.0	—	(103.0)	—
Other	—	2.5	6.4	1.0	9.9

Net cash provided by (used in) investing activities	100.6	(9.2)	(38.1)	(97.3)	(44.0)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	4.3	—	4.3
Repayments of debt	—	(169.7)	(1.1)	—	(170.8)
Borrowings from affiliates	—	15.0	41.7	(56.7)	—
Repayments of loans to affiliates	—	(15.0)	(37.0)	52.0	—
Other intercompany financing activities	3.8	277.5	(281.3)	—	—
Dividends	(97.1)	—	—	—	(97.1)
Dividends paid to parent	—	—	(103.0)	103.0	—
Subsidiary purchase of parent shares	—	(5.4)	—	—	(5.4)
Employee stock plan activity and other	1.1	40.3	1.0	(1.0)	41.4

Net cash provided by (used in) financing activities	(92.2)	142.7	(375.4)	97.3	(227.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	7.9	—	7.9

Increase (decrease) in cash and cash equivalents	3.0	(62.1)	51.0	—	(8.1)
Cash and cash equivalents, beginning of period	33.9	244.3	23.8	—	302.0

Cash and cash equivalents, end of period	$36.9	$182.2	$74.8	$—	$293.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

     Net income for the third quarter of 2004 was $89.3 million on revenues of $1,140.2 million compared with 2003 third quarter net income of $70.6 million on revenues of $1,048.7 million. Third quarter diluted earnings per share increased 26.7% to $.95 from $.75 in 2003.

Revenues:

     Revenues for the third quarter of 2004 increased 8.7% compared to the third quarter of 2003. The impact of foreign currency translation increased reported revenues by approximately 2% for the quarter.

     Electrical Products segment revenues for the third quarter of 2004 increased 10.6% compared to the third quarter of 2003. Foreign currency translation increased revenues by approximately 2% for the quarter. All of Cooper’s Electrical Products businesses experienced revenue growth during the quarter. The Company’s wiring devices, support systems and power transmission and distribution equipment businesses all reported double-digit revenue increases for the period. Continued strong demand from electronics markets also positively impacted sales of Cooper’s circuit protection products. Cooper’s lighting business achieved solid growth as demand from major retailers returned to more normalized levels following second-quarter inventory reductions, and sales to commercial and industrial markets showed signs of improvement during the quarter. Cooper’s hazardous-duty equipment business grew modestly due to continued sluggish U.S. project business. Revenues in Cooper’s European lighting and security business registered double-digit increases compared to the prior-year period, reflecting foreign-exchange gains and modest underlying growth in European commercial markets.

     Tools & Hardware segment revenues for the third quarter of 2004 increased slightly from the third quarter of 2003. Foreign currency translation increased revenues by approximately 2% for the quarter. Tools & Hardware segment revenues were impacted by reduced shipments of large-scale automated assembly systems to the automotive industry. These reductions were offset by increased revenue from hand tools and power tools, which were driven primarily from improved industrial markets and sales of new products.

Costs and Expenses:

     Cost of sales, as a percentage of revenues, was 70.0% for the third quarter of 2004 compared to 71.0% for the comparable 2003 quarter. The decrease in the cost of sales percentage reflects leverage on higher revenues and a reduction in costs from productivity and restructuring initiatives, partially offset by higher material costs.

     Electrical Products segment cost of sales, as a percentage of revenues, was 69.5% for the third quarter of 2004 compared to 69.7% for the third quarter of 2003. The decrease in cost of sales percentage was the result of improved leverage and productivity gains, which was partially offset by significant cost increases in several key materials and components used in Cooper’s products and the impact of the highest revenue growth occurring in lower margin products. Tools & Hardware segment cost of sales, as a percentage of revenues, was 72.5% for the third quarter of 2004 compared to 76.9% for the third quarter of 2003. The decrease in cost of sales percentage reflects improvements in the segment’s cost structure, productivity gains and lower shipments of low margin automated assembly systems in the current period.

     Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2004 were 18.6% compared to 18.8% for the third quarter of 2003. The decrease in the selling and administrative expenses percentage reflects leverage from increased revenues, partially offset by higher stock-based compensation and other incentive program expenses.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2004 were 16.7% compared to 16.9% for the third quarter of 2003. The decrease in selling and administrative expenses percentage reflects leverage from higher sales volumes.

     Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2004 were 17.8% compared to 18.3% for the third quarter of 2003. The decrease in the selling and administrative expenses percentage is primarily due to continuing efforts to reduce the cost structure of these businesses.

     Interest expense, net for the third quarter of 2004 decreased $1.3 million from the 2003 third quarter primarily as a result of higher average cash and cash equivalents balances. Average debt balances were $1.33 billion and $1.31 billion and average interest rates were approximately 5.7% for both the third quarter of 2004 and 2003, respectively.

Operating Earnings:

     Electrical Products segment third quarter 2004 operating earnings increased 13.9% to $131.2 million from $115.2 million for the same quarter of last year. The increase was primarily due to leverage from revenue increases, cost reduction actions and productivity improvement initiatives, partially offset by increased material costs.

     Tools & Hardware segment third quarter 2004 operating earnings increased 103.3% to $18.3 million compared to $9.0 million in the third quarter of 2003. The increase primarily reflects the favorable impact of manufacturing rationalization efforts, favorable sales mix and productivity improvements.

     General Corporate expense increased $1.7 million to $19.3 million during the third quarter of 2004 compared to $17.6 million during the third quarter of 2003. This increase primarily resulted from the impact of stock-based compensation expense.

Income Taxes:

     During the third quarter of 2004, the effective tax rate for calendar year 2004 was increased to 20.4% from the 20% effective rate in the first six months of 2004, resulting in an effective tax rate of 21.1% for the three months ended September 30, 2004. The effective tax rate was 20.0% for the three months ended September 30, 2003. The increase in the effective tax rate is primarily due to higher projected annual earnings for 2004 taxed at a 36% incremental tax rate.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

     Net income for the first nine months of 2004 was $250.9 million on revenues of $3,314.1 million compared with 2003 first nine months net income of $199.6 million on revenues of $3,017.4 million. Diluted earnings per share for the first nine months of 2004 increased 23.8% to $2.65 from $2.14 during the same period of 2003. Net income for the first nine months of 2003 included $8.6 million, or $.09 per diluted share, from the reversal of a restructuring accrual.

Revenues:

     Revenues for the first nine months of 2004 increased 9.8% compared to the first nine months of 2003. The impact of foreign currency translation increased revenues during the period by approximately 2%.

     Electrical Products segment revenues for the first nine months of 2004 increased 10.7% compared to the comparable prior year period. Foreign currency translation contributed approximately 2% to the revenue increase during the first nine months of 2004. Each of Cooper’s Electrical Products businesses experienced growth reflecting improved demand from core industrial, commercial, utility and electronics markets. Growth also resulted from Cooper’s strategic market penetration programs and new product introductions, as well as increased pricing to customers to offset higher material costs. Volume growth was strongest in the circuit protection, power transmission and distribution and wiring devices businesses.

     Tools & Hardware segment revenues for the first nine months of 2004 increased 5.7% from the same period of 2003. Foreign currency translation increased revenues by approximately 3% in the first nine months of 2004. Tools & Hardware segment revenues were driven by strong retail channel sales and improved industrial demand for hand tools and power tools and accessories, as well as market penetration primarily driven by new product introductions. Increases were partially offset by lower volumes of large automated assembly system equipment to the worldwide automotive industry.

Costs and Expenses:

     Cost of sales, as a percentage of revenues, was 69.9% for the first nine months of 2004 compared to 70.8% for the comparable 2003 period. The decrease in the cost of sales percentage was primarily the result of benefits from restructuring and productivity initiatives along with increased leverage of the fixed cost structure. These reductions were partially offset by increased cost pressures on key components and materials.

     Electrical Products segment cost of sales, as a percentage of revenues, was 69.2% for the first nine months of 2004 compared to 69.9% for the first nine months of 2003. The decrease in the cost of sales percentage was primarily a result of productivity improvement initiatives and improved leverage, partially offset by industry-wide cost increases on key components and materials. Tools & Hardware segment cost of sales, as a percentage of revenues, was 72.9% for the first nine months of 2004 compared to 75.4% for the same period of 2003. The decrease in cost of sales percentage primarily reflects cost efficiencies from restructuring activities, leverage from increased revenues and lower sales of low margin assembly equipment systems, partially offset by increased product component and material costs.

     Selling and administrative expenses, as a percentage of revenues, for the first nine months of 2004 were 19.1% compared to 19.4% for the first nine months of 2003. The decrease in the selling and administrative expenses percentage is due to leverage from increased revenues, partially offset by higher stock-based and other incentive compensation costs.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2004 were 17.0% compared to 17.1% for the first nine months of 2003. The decrease in selling and administrative expenses percentage reflects leverage from increased sales partially offset by higher incentive based compensation costs.

     Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2004 were 19.3% compared to 20.2% for the first nine months of 2003. The decrease in the selling and administrative expenses percentage is primarily due to actions to control costs and leverage from increased revenues.

     Interest expense, net for the first nine months of 2004 decreased $6.6 million from the 2003 first nine months primarily as a result of lower average interest rates and slightly lower average debt balances, along with higher average cash and cash equivalents balances. Average debt balances were $1.33 billion and $1.34 billion and average interest rates were approximately 5.6% and 5.9% for the first nine months of 2004 and 2003, respectively. The decrease in average interest rates primarily resulted from the benefit of interest-rate swaps entered into during August 2003 that effectively converted $300 million of 5.25% fixed-rate debt to variable-rate debt at the six month LIBOR rate plus 1.91%.

Operating Earnings:

     Electrical Products segment year-to-date 2004 operating earnings increased 17.5% to $381.4 million from $324.7 million for the same period of last year. The increase reflects leverage from revenue increases, aided by cost reduction initiatives, partially offset by increased material costs.

     Tools & Hardware segment year-to-date 2004 operating earnings increased 89.8% to $42.7 million compared to $22.5 million in the same period of 2003. The increase primarily reflects benefits of restructuring efforts and the impact of favorable product mix from reduced shipments of lower margin assembly equipment systems, partially offset by higher material costs.

     General Corporate expense increased $7.1 million to $57.6 million during the first nine months of 2004 compared to $50.5 million during the same period of 2003. This increase primarily resulted from the incremental impact of stock-based and other incentive compensation expense.

Restructuring:

     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of September 30, 2004, Cooper had paid a total of $4.4 million for these actions; substantially all of which was for severance and related costs.

     A total of 114 salaried and 150 hourly personnel were scheduled to be eliminated as a result of these actions, and substantially all of the personnel were terminated as of March 31, 2004. The majority of the remaining severance obligation will be paid through the first half of 2005. The multiple-employer pension obligation is expected to be paid over 15 years, beginning in 2005. Cooper estimates the annual savings from the personnel reductions will be approximately $6.0 million, (net of the anticipated additional employees added in lower-cost regions) with most of the savings beginning in the first quarter of 2004. The savings from the withdrawal from the multiple-employer pension plan are approximately $1.0 million per year and are expected to begin in 2005. The majority of the eliminated costs previously was reflected as cost of sales.

     During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper’s workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management’s ongoing assessment of required production capacity in consideration of current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. Of the $24.1 million of charges resulting in cash expenditures, $0.6 million remained to be expended at September 30, 2004.

     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

			Facilities
	Number of	Accrued	Closure and
	Employees	Severance	Rationalization
		($ in millions)
2002 Restructuring charge	1,206	$18.3	$20.8
Asset write-offs	—	—	(15.0)
Employees terminated	(184)	—	—
Cash expenditures	—	(2.1)	—

Balance at December 31, 2002	1,022	16.2	5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at September 30, 2004	—	$—	$0.6

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

Income Taxes:

     The effective tax rate was 20.4% for the nine months ended September 30, 2004 and 21.1% for the nine months ended September 30, 2003. The reversal of a restructuring accrual increased the effective tax rate for the nine months ended September 30, 2003 by 1.1 percentage points.

Liquidity and Capital Resources

Liquidity:

     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $79.1 million during the first nine months of 2004. The increase included a $98 million increase in receivables partially offset by an $8 million decrease in inventories and an $11 million increase in accounts payable. The increases in receivables and payables were driven by increased sales volume. The decrease in inventories was driven by Cooper’s ongoing efforts to improve inventory turns. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the first nine months of 2004 of 4.4 turns increased from 4.0 turns in the same period of 2003. This increase was the result of the higher revenue level and a slightly lower average operating working capital balance during the 2004 period driven by Cooper productivity initiatives.

     Cash provided by operating activities was $361 million during the first nine months of 2004. This cash, plus an additional $37 million of cash received from employee stock activity were primarily used to fund capital expenditures of $64 million, an acquisition of $10 million, dividends of $98 million and share purchases of $203 million.

     Cash provided by operating activities was $256 million for the first nine months of 2003. Cash provided by operating activities plus an additional $41 million of cash received from employee stock activity, as well as cash and cash equivalents were used to fund capital expenditures of $54 million, dividends of $97 million, net debt repayments of $167 million and share purchases of $5 million during the first nine months of 2003.

     Cooper is continuing to focus on initiatives to maximize cash flows. Cooper currently anticipates a continuation of its long-term ability to annually generate in excess of $200 million in cash flow available for acquisitions, debt repayments and common stock repurchases.

     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $4.5 million and $8.1 million during the nine months ended September 30, 2004 and 2003, respectively.

Capital Resources:

     Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 38.3% at September 30, 2004, 38.8% at December 31, 2003 and 37.7% at September 30, 2003.

     At September 30, 2004 and December 31, 2003, Cooper had no commercial paper outstanding and cash and cash equivalents of $495.6 million and $463.7 million, respectively.

     Cooper’s practice is to back up outstanding commercial paper balances with a combination of cash and committed bank credit facilities. As of September 30, 2004, committed bank credit facilities totalled

$450 million and mature on November 17, 2004. Cooper intends to enter into a new committed bank credit facility during the fourth quarter of 2004. With no commercial paper outstanding and more than adequate cash and cash equivalents available to fund operations, Cooper is not currently dependent upon its committed bank credit facilities to finance its operations. Outstanding commercial paper balances, to the extent not backed up by cash, reduce the amount of available borrowings under the committed bank credit facilities. The credit facility agreements do not contain a material adverse change clause. The principal financial covenants in the agreements limit Cooper’s debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreements.

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

     Cooper terminated the shelf registration with respect to the $225 million of debt securities that was still available for issuance effective August 6, 2004.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     As of September 30, 2004, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2003.

Backlog

     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	September 30,
	2004	2003
	(in millions)
Electrical Products	$324.0	$254.8
Tools & Hardware	75.1	87.5

	$399.1	$342.3

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

     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not yet filed any notice to reject the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2004, a total of 131,844 Abex Claims were filed, of which 84,776 claims have been resolved leaving 47,068 Abex Claims pending at September 30, 2004, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2004, 7,884 claims were filed and 20,415 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,778 before insurance. A total of $61.4 million was spent on defense costs for the period August 28, 1998 through September 30, 2004. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

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

     Cooper has continued negotiations with the Representatives, but to date has been unable to reach a satisfactory conclusion. At this time, the exact manner in which this issue will be resolved is not known. At September 30, 2004, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $199.3 million.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended September 30, 2004:

Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Shares Purchased	per Share	Programs (1)	the Plans or Programs(1)(2)
As of 6/30/04				455,250
7/01/04 – 7/31/04	—	$—	—	455,250
8/01/04 – 8/31/04	694,200	54.76	694,200	161,050
9/01/04 – 9/30/04	—	—	—	161,050

Total	694,200	$54.76	694,200

(1)	On February 9, 2000, Cooper publicly announced that its Board of Directors authorized the repurchase of up to 5 million shares of Cooper common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans and Dividend Reinvestment and Stock Purchase Plan in order to offset the dilution that results from issuing shares under these plans. The above table reflects anticipated issuances under these plans of 1.6 million shares in 2004.

(2)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to five million additional shares of the Cooper’s Class A common stock.

Item 5. Other Information

     Our independent auditor, Ernst & Young LLP (“E&Y”) has recently notified the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Audit Committee of Cooper’s Board of Directors that E&Y’s affiliate in China performed certain non-audit services that raise issues under the auditor independence rules. Specifically, in fiscal year 2002, E&Y’s affiliate in China performed certain income tax compliance services for an immaterial subsidiary and certain expatriate employees. Cooper forwarded the relevant tax payments to E&Y’s affiliate in China which then remitted the tax payments to the applicable tax authority. Custody of assets of an audit client is not permitted under the auditor independence rules under Regulation S-X of the Securities Exchange Act of 1934, as amended. Cooper, its Audit Committee and E&Y have considered the impact that providing these services may have had on E&Y’s independence with respect to Cooper and concluded that there has been no impairment of E&Y’s independence. The associated fees over the 10-month period that these services were provided aggregated approximately $9,000. Factors considered in making this determination included the ministerial nature of the services, the de minimus amount of the fees and the insignificant amount of the funds involved, and that the subsidiary involved was immaterial to the consolidated financial statements of Cooper.

Item 6. Exhibits

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 2003 and the Nine Months Ended September 30, 2004 and 2003.

23.	Consent of Bates White, LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.

(Registrant)

Date: November 5, 2004
/s/ Terry A. Klebe
Terry A. Klebe
Senior Vice President and
Chief Financial Officer

Date: November 5, 2004
/s/ Jeffrey B. Levos
Jeffrey B. Levos
Vice President and Controller and
Chief Accounting Officer

Exhibit Index

Exhibit No.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 1999 through 2003 and the nine months ended September 30, 2004 and 2003.

23.	Consent of Bates White, LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.