Form 10-K
period 2004-12-31
COOPER INDUSTRIES LTD
filed 2005-02-22
CIK 1141982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-31330

Cooper Industries, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0355628
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

600 Travis, Suite 5800, Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

713/209-8400
(Registrant’s Telephone Number, Including Area Code)

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

Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑ No ☐

     The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was $5,429,406,410.

     Number of registrant’s common shares outstanding as of January 31, 2005 – 92,659,625 publicly traded Class A common shares, 7,366,637 Class A common shares held by the issuer’s subsidiaries, and 54,810,129 Class B common shares held by the issuer’s subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE
Cooper Industries, Ltd. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on April 26, 2005 (Part II – Item 5, Part III – Items 10, 11, 12 and 14)

PART I

ITEM 1. BUSINESS;    ITEM 2. PROPERTIES

GENERAL

     The term “Cooper” refers to the registrant, Cooper Industries, Ltd., which was incorporated under the laws of Bermuda on May 22, 2001, and became the successor-registrant to Cooper Industries, Inc. on May 22, 2002.

     Cooper operates in two business segments: Electrical Products and Tools & Hardware. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 21 countries and currently employs approximately 26,863 people. On December 31, 2004, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 17,874,506 square feet of space, of which approximately 76 percent was owned and 24 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Certain equipment and production facilities have been financed by industrial revenue bonds issued by local government authorities and are subject to security arrangements customary in such financings.

						Square Footage of
	Number of	Number and Nature of Facilities				Plants and Facilities
Segment	Employees	Manufacturing	Warehouse	Sales	Other	Owned	Leased
Electrical Products	21,119	72	47	105	16	9,868,895	3,625,779

Tools & Hardware	5,477	23	11	20	2	3,788,060	453,919

Other	267	0	0	0	1	0	137,853

Total	26,863	95	58	125	19	13,656,955	4,217,551

*	Multi-purpose facilities at a single location are listed in each applicable column.

Manufacturing Plant Locations

		Europe
	United	(Other	United		South				Republic
Segment	States	Than UK)	Kingdom	Mexico	America	Australia	Canada	China	of China	India	Malaysia
Electrical Products	35	11	9	9	2	1	1	1	1	1	1

Tools & Hardware	11	7	0	2	2	1	0	0	0	0	0

Total	46	18	9	11	4	2	1	1	1	1	1

*	Does not include joint venture operations.

     Operations in the United States are conducted by wholly-owned subsidiaries of Cooper, organized by the two business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through Cooper’s two business segments. As a result of these international operations, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with these international operations compared with domestic activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers, restrictions on foreign exchange and currency fluctuations. The five countries in which Cooper generates the most international revenues are Canada, Germany, France, Mexico and the United Kingdom. Cooper has operations in India, Malaysia and China and has several joint ventures with operations in China. Investments in India, Malaysia and China are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit 21.0 contains a list of Cooper’s subsidiaries.

     Financial information with respect to Cooper’s industry segments and geographic areas is contained in Note 15 of the Notes to the Consolidated Financial Statements. A discussion of acquisitions and divestitures is included in Notes 3, 7 and 16 of the Notes to the Consolidated Financial Statements.

     With its two business segments, Cooper serves three major markets: industrial, construction and electrical power distribution. Cooper also serves the electronics and telecommunications markets. Markets for Cooper’s products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Cooper experiences substantial competition in both of its business segments. The number and size of competitors vary considerably depending on the product line. Cooper cannot specify with exactitude the number of competitors in each product category or their relative market position. However, most operating units experience significant competition from both larger and smaller companies with the key competitive factors being price, quality, brand name and availability. Cooper considers its reputation as a manufacturer of a broad line of quality products and premier brands to be an important factor in its businesses. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment, wiring devices, support systems, hazardous duty electrical equipment, emergency lighting, lighting fixtures, fuses, nonpower hand tools and industrial power tools.

     Cooper’s research and development activities are for purposes of improving existing products and services and originating new products. During 2004, approximately $70.6 million was spent for research and development activities as compared with approximately $63.4 million in 2003 and $54.0 million in 2002. Cooper obtains and holds patents on products and designs in the United States and many foreign countries where operations are conducted or products are sold. Although in the aggregate Cooper’s patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.

     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2005. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper, or currently under negotiation with state regulatory agencies, have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper’s accruals for environmental liabilities, see Note 7 of the Notes to the Consolidated Financial Statements.

     Approximately 58 percent of the United States hourly production work force of Cooper is employed in 41 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 42 percent of all hourly production employees exist with 17 bargaining units at 18 operations in the United States and with various unions at 27 international operations. During 2004, new agreements were concluded covering hourly production employees at 3 operations in the United States. Cooper considers its employee relations to be excellent.

     Sales backlog at December 31, 2004 was approximately $403.3 million, all of which is for delivery during 2005, compared with backlog of approximately $352.2 million at December 31, 2003.

     Cooper’s financial condition and performance are subject to various risks and uncertainties including, but not limited to: (1) the condition of the domestic economy and European and Latin American markets; (2) spending on commercial and residential construction and by utilities; (3) worldwide energy-related project spending; (4) demand for products in the electronics and telecommunications markets; (5) changes in raw material and energy costs; (6) changes in mix of products sold; (7) realization of benefits of cost reduction programs (including implementation of an Enterprise Business System); (8) industry competition; (9) the timing of facility consolidations and the magnitude of any disruption from such consolidations; (10) the timing and amount of any stock repurchases by Cooper; (11) changes in tax laws, regulations and treaties; (12) the relationship of the U.S. dollar to the currencies of countries in which Cooper does business; (13) mergers and acquisitions and their integration into Cooper; (14) the resolution of Federal-Mogul’s bankruptcy proceedings; and (15) risks related to changing legal and regulatory requirements and changing market, economic and political conditions in the countries in which we operate.

     Cooper’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, at the “Investor Center” tab on Cooper’s website (www.cooperindustries.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission.

     The following describes the business conducted by each of Cooper’s business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth on the table at the end of this Item. Information concerning market conditions, as well as information concerning revenues and operating earnings for each segment, is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Demand for electrical products follows general economic conditions and is generally sensitive to activity in the construction market, industrial production levels, electronic component production and spending by utilities for replacements, expansions and efficiency improvements. The segment’s product lines are marketed directly to original equipment manufacturers and utilities and to a variety of end users through major distributor chains, retail home centers, hardware outlets and thousands of independent distributors.

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

     Demand for nonpowered hand tools, assembly systems and industrial power tools is driven by employment levels and industrial activity in major industrial countries and by consumer spending. In addition, demand for industrial power tools is influenced by automotive and aerospace production. The segment’s products are sold by a company sales force, independent distributors and retailers.

COOPER INDUSTRIES, LTD.
PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT

Electrical Products
Major Products and Brands

Access Cabinets and E2 Cabinets electrical enclosures.	IRiS lighting systems.
Arktite plugs and receptacles.	JSB, Luminox and Menvier emergency lighting and fire
Arrow-Hart wiring devices.	detection systems.
AtLite commercial, exit and emergency lighting.	Karp, Edison, Mercury and B&S electrical fuses.
B-Line support systems, enclosures, fasteners.	Kearney fuses, connectors, tools and switches.
Blessing, CSA, Pretronica and Univel emergency lighting and	Kyle distribution switchgear.
power systems.	Limitron electric fuses.
Bussmann and Buss electrical and electronic fuses.	Little Brother electrical control panels.
Cam-Lok electrical connectors.	Low-Peak electric fuses.
Capri-Codec cable accessories and flexible conduits.	Lumière specification grade landscape lighting.
CEAG emergency lighting systems and explosion protected	Magnum terminal strips and disconnect blocks.
electrical materials.	McGraw-Edison and Lumark indoor and outdoor lighting.
Cent-R-Rail and Redi-Rail metal rack units and cable trays.	McGraw-Edison and RTE transformer components, cable
Champ and Hazard-Gard HID and fluorescent lighting.	accessories and fuses.
Coiltronics inductors and transformers.	Metalux fluorescent lighting.
Combined Technologies current-limiting fuses.	Mini-Line molded-to-cable miniature connectors.
Condulet fittings and outlet bodies.	MWS modular wiring systems.
Cooper Power Systems distribution transformers, power capacitors,	Myers electrical hubs.
voltage regulators, surge arresters and SCADA master stations.	Nortem electrical construction materials.
Cooper Wiring Devices circuit protective devices.	NOVA reclosers, sectionalizers and switches.
Corelite and Neo-Ray indirect lighting products.	Optima fuseholders.
Crompton lighting fixtures and specialty lamps.	Portfolio architectural recessed lighting.
Crouse-Hinds and CEAG electrical construction materials and	Posi-Break electrical connectors.
Crouse-Hinds aviation lighting products.	Posi-Lok electrical panel units.
CUBEFuse fuses, fuse holders and fuse boxes.	Power-Lock wiring devices, receptacles, caps and covers.
DLS electrical wiring and control systems.	PowerPlus panel boards.
Domex electrical construction materials.	PowerStor carbon aerogel supercapacitors.
Dura-Copper and Dura-Green epoxy coatings.	Regalsafe signaling and life saving apparatus.
Eagle wiring devices, sockets and switches.	Regent security lighting systems.
Edison and Edison Pro relays and fusegear.	Royer wiring devices, sockets and switches.
Edison Series Metering residential and commercial meter bases.	Scantronic and Menvier security systems.
Eletromec DIN style fuses.	Shaper specification and commercial grade lighting fixtures.
Emerald consumer recessed and track lighting.	Shock Sentry sockets, connectors, and wall plates.
EMSA power transformers.	SpecOne controls, lighting, plugs and receptacles.
EnKlosures electrical enclosures.	Streetworks outdoor lighting.
Envirotemp dielectric fluids.	Sure-Lites exit and emergency lighting.
Fail-Safe high abuse, clean room and vandal-resistant lighting fixtures.	SurgBloc electrical voltage receptacles and surge suppressors.
Fulleon, Nugelec and Transmould fire detection systems.	Thepitt electrical outlet and switch boxes.
Fusetron electric fuses and protectors.	TransX transient voltage protection devices.
Glocoil electric heating elements.	UltraSIL surge arresters.
Halo recessed and track lighting fixtures.	VariGap and VariStar surge arresters.
Hart-Lock electrical receptacles, caps, connectors and accessories.	Willsher & Quick electrical enclosures.
INVUE architectural lighting.

Tools & Hardware
Major Products and Brands

Airetool, Buckeye, Cleco, Cooper Automation, DGD, Doler, Dotco, Gardner-Denver*, GardoTrans, Quackenbush, Rotor Tool and	Lufkin measuring tapes. Master Power industrial air tools.
Recoules industrial power tools and assembly equipment.	Metronix servos and drive controls.
Apex and Geta screwdriver bits, impact sockets and universal joints.	Nicholson files and saws.
Campbell chain products.	Plumb hammers.
Crescent pliers and wrenches.	Utica torque measuring and controls.
Diamond farrier tools and horseshoes.	Weller soldering equipment.
Erem precision cutters and tweezers.	Wire-Wrap solderless connection equipment.
Kahnetics dispensing systems.	Wiss and H.K. Porter cutting products.
Xcelite screwdrivers and nutdrivers.

*	Gardner-Denver is a registered trademark of Gardner Denver, Inc. and is used by Cooper Industries under license.

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

Principal Distribution Methods

     Products are sold through distributors for use in general construction, plant maintenance, process and energy applications, shopping centers, parking lots, sports facilities, and data processing and telecommunications systems; through distributors and direct to utilities and manufacturers for use in electronic equipment for consumer, industrial, government and military applications; through distributors and direct to retail home centers and hardware outlets; and direct to original equipment manufacturers of appliances, tools, machinery and electronic equipment.

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

ITEM 3. LEGAL PROCEEDINGS

     Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a future additional material adverse effect on Cooper’s financial statements.

     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2004, a total of 133,161 Abex Claims were filed, of which 86,461 claims have been resolved leaving 46,700 Abex Claims pending at December 31, 2004, that are the responsibility of Federal-Mogul. During the year ended December 31, 2004, 18,185 claims were filed and 34,180 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,911 before insurance. A total of $66 million was spent on defense costs for the period August 28, 1998 through December 31, 2004. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

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

     Cooper’s fourth-quarter 2001 analysis of the contingent liability exposure assumed that the liabilities would be settled within the Federal-Mogul bankruptcy proceedings. This analysis assumed that representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) would reach similar conclusions regarding the potential future liabilities and insurance recoveries as Cooper did based on the Bates White, LLC analysis. Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the

Federal-Mogul bankruptcy proceedings. This included negotiations with the Representatives regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust. Based on the status of the negotiations in 2004, Cooper concluded that it was probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.

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

     Cooper has continued discussions with the Representatives, but to date has been unable to reach a satisfactory conclusion. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $225.1 million and $252.5 million at December 31, 2004 and 2003, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Cooper Class A common shares (symbol – CBE) are listed on the New York Stock Exchange. Options for Cooper Class A common shares are listed on the American Stock Exchange. Cooper Class B common shares are not publicly traded. The Class B common shares were issued to Cooper Industries, Inc. in connection with the reincorporation merger in May 2002 whereby Cooper Industries, Inc., formerly the publicly traded parent company, became a wholly-owned subsidiary of Cooper Industries, Ltd. Effective January 1, 2005, the Class B common shares were transferred to Cooper US, Inc., which is a wholly-owned Cooper subsidiary. Cooper US, Inc. is the only holder of Class B common shares. The holders of Class B common shares are not entitled to vote, except as to matters for which the Bermuda Companies Act specifically requires voting rights for otherwise nonvoting shares. Cooper Industries, Ltd. and Cooper subsidiaries holding Class A or Class B common shares have entered into a voting agreement whereby any Class A or Class B common shares held by such Cooper subsidiaries will be voted (or abstained from voting) in the same proportion as the other holders of Class A common shares. Therefore, Class A and Class B common shares held by Cooper subsidiaries do not dilute the voting power of the Class A common shares held by the public.

     As of January 31, 2005 there were 24,526 record holders of Cooper Class A common shares and one holder of Cooper Class B common shares.

     The high and low quarterly sales price for the past two years of Cooper Class A common shares as reported by Dow Jones & Company, Inc., are as follows:

			Quarter
		1	2	3	4
2004	High	$58.68	$59.41	$59.74	$68.44
	Low	51.34	52.09	53.90	59.12

2003	High	$39.25	$42.00	$51.65	$58.85
	Low	33.86	35.65	40.34	48.03

     Annual cash dividends declared on Cooper’s Class A and Class B common shares during 2004 and 2003 were $1.40 a share ($.35 a quarter). On February 9, 2005, the Board of Directors declared a quarterly dividend of $.37 a share (or $1.48 on an annualized basis), which will be paid on April 1, 2005 to shareholders of record on March 1, 2005. This represents a 5.7 percent increase over the prior dividend rate. For dividends payable in 2005, Cooper currently anticipates that based on its capital structure all or a substantial portion of its dividend distributions will be treated as a return of capital to its shareholders. Cooper’s subsidiaries waived the right to receive all dividends on Class A and Class B common shares that were payable in 2003 and 2004. For the dividends payable in 2005, Cooper anticipates that its subsidiaries that hold Class A and Class B shares will be receiving dividends on such shares.

     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended December 31, 2004:

Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs (1)
As of 9/30/04				161,050
10/01/04 – 10/31/04	—	$—	—	161,050
11/01/04 – 11/30/04	—	—	—	5,161,050
12/01/04 – 12/31/04	—	—	—	5, 161,050

Total	—	$—	—

(1)	On February 9, 2000, Cooper publicly announced that its Board of Directors authorized the repurchase of up to 5 million shares of Cooper common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans and Dividend Reinvestment and Stock Purchase Plan in order to offset the dilution that results from issuing shares under these plans. On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to five million additional shares of the Cooper’s Class A common stock.

     Further information required by this Item is set forth under the caption “Equity Compensation Plan Information” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2004. The selected historical financial information shown below has been derived from Cooper’s audited consolidated financial statements. This information should be read in conjunction with Cooper’s consolidated financial statements and notes thereto.

	Years Ending December 31,
	2004	2003	2002	2001	2000
	(in millions, except per share data)
INCOME STATEMENT DATA:
Revenues	$4,462.9	$4,061.4	$3,960.5	$4,209.5	$4,459.9

Income from continuing operations	$339.8	$274.3	$213.7	$261.3	$357.4
Charge from discontinued operations, net of taxes	—	126.0	—	30.0	—

Net Income	$339.8	$148.3	$213.7	$231.3	$357.4

INCOME PER COMMON SHARE DATA:
Basic -
Income from continuing operations	$3.67	$2.96	$2.29	$2.78	$3.82
Charge from discontinued operations	—	1.36	—	.32	—

Net Income	$3.67	$1.60	$2.29	$2.46	$3.82

Diluted -
Income from continuing operations	$3.58	$2.92	$2.28	$2.75	$3.80
Charge from discontinued operations	—	1.34	—	.31	—

Net Income	$3.58	$1.58	$2.28	$2.44	$3.80

BALANCE SHEET DATA (at December 31):
Total assets	$5,340.8	$4,965.3	$4,687.9	$4,611.4	$4,789.3
Long-term debt, excluding current maturities	698.6	1,336.7	1,280.7	1,107.0	1,300.8
Shareholders’ equity	2,286.5	2,118.2	2,002.4	2,023.2	1,904.2
CASH DIVIDENDS PER COMMON SHARE	$1.40	$1.40	$1.40	$1.40	$1.40

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect Cooper’s expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding facilities closures and production rationalization plans and cost-reduction programs (including implementation of an Enterprise Business System), resolution of income tax matters, potential liability exposure resulting from Federal-Mogul Corporation’s (“Federal-Mogul”) bankruptcy filing and any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul’s bankruptcy proceedings, political developments, market and economic conditions, changes in raw material and energy costs, industry competition, the net effects of Cooper’s cost-reduction programs, the timing and net effects of facility closures and the magnitude of any disruptions from such closures, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including foreign currency exchange rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies

     The Consolidated Financial Statements and Notes to the Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Cooper believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.

     Cooper recognizes revenues when products are shipped and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required. The accrual for sales returns and other allowances was $45.6 million and $33.8 million at December 31, 2004 and 2003, respectively.

     Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The allowance for excess and obsolete inventory was $58.9 million at December 31, 2004 and $47.6 million at December 31, 2003.

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

     Declining interest rates resulted in a decrease in the assumed discount rate used to measure plan obligations from 7.25% in 2001 to 5.75% in 2004. The decrease in the discount rate caused an increase in the accumulated benefit obligation amount. During 2001 and 2002, the fair market value of the equity investments included in pension plan assets decreased significantly, primarily as a result of the overall downturn in the U.S. stock market. The accumulated benefit obligation of certain plans exceeded the fair market value of plan assets at December 31, 2004, 2003 and 2002. This unfunded accumulated benefit obligation, plus the existing prepaid asset resulted in a $8.0 million, $22.9 million and $33.4 million net-of-tax minimum pension liability charge included in accumulated other nonowner changes in equity at December 31, 2004, 2003 and 2002, respectively. Total net periodic pension benefits cost was $18.9 million in 2004, $28.7 million in 2003 and $16.7 million in 2002. The decrease in net periodic pension cost in 2004 is a result of an increase in the return on plan assets due to the recovery of the U.S. stock market. The increase in net periodic pension cost in 2003 was primarily due to a decrease in the return on plan assets and an increase in recognized actuarial losses. Total net periodic pension benefits cost is currently expected to approximate $19.0 million in 2005. The net periodic pension benefit cost for 2005 has been estimated assuming a discount rate of 5.75% and an expected return on plan assets of 8.25%. See Note 13 of the Notes to the Consolidated Financial Statements.

     The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense. Differences between assumptions and actual experience are deferred as unrecognized gains and losses. Unrecognized gains and losses in excess of a minimum annual amount are amortized and recognized in net periodic postretirement benefit cost over the average remaining life expectancy of the participants. The decline in interest rates over the past three years resulted in a decrease in the assumed discount rate used to measure postretirement benefit obligations from 7.25% in 2001 to 5.75% in 2004. Net periodic postretirement benefit cost is expected to decrease slightly to $4.1 million in 2005, primarily as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, compared to $5.5 million in 2004, $5.8 million in 2003 and $5.2 million in 2002. See Notes 1 and 13 of the Notes to the Consolidated Financial Statements.

     Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper’s potential liability is determined based on estimates of Cooper’s proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, Cooper’s estimate of its environmental liabilities may change. The liability for environmental remediation was $36.5 million at December 31, 2004 and $38.9 million at December 31, 2003. See Note 7 of the Notes to the Consolidated Financial Statements.

     During the fourth quarter of 2003, Cooper revised the accrual that represents its best estimate of liabilities related to the sale of the Automotive Products business to Federal-Mogul in 1998. During the three year period ending December 31, 2004, Cooper accounted for payments made to settle asbestos-related cases by reducing the accrual and insurance recoveries collected during the periods as increases to the accrual. Subsequent proceeds from insurance claims for settlements would increase the accrual. The liabilities include potential liabilities in the event Federal-Mogul rejects the 1998 Purchase and Sale Agreement for the sale of the Automotive Products business and certain indemnification obligations to Cooper. The analysis of Cooper’s contingent liability exposure for asbestos-related claims involving Abex products was conducted in the fourth quarter of 2001 with assistance from independent advisors, Bates White, LLC, and assumed future resolution of the Abex-related asbestos claims within the Federal-Mogul bankruptcy proceeding. The analysis included a review of the twenty-year history of Abex claims; the average indemnity payments for resolved claims; the jurisdictions in which claims had been filed; Bates White, LLC data on the incidence of asbestos exposure and diseases in various industries; existing insurance coverage including the insurance recovered by Pneumo-Abex Corporation and Federal-Mogul for pre-bankruptcy claims and the contractual indemnities. Assumptions were made regarding future claim filings and indemnity payments, and, based on advisor’s data, the expected population of persons exposed to asbestos in particular industries. All of this data was used to determine a reasonable expectation of future claims, indemnity payments and insurance coverage. As discussed in Note 16 of the Notes to the Consolidated Financial Statements, throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with representatives of Federal-Mogul, its bankruptcy committees and the future claimants (“Representatives”) regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust.

     Cooper’s fourth-quarter 2001 analysis of the contingent liability exposure assumed that the liabilities would be settled within the Federal-Mogul bankruptcy proceedings. This analysis assumed that the Representatives would reach similar conclusions regarding the potential future liabilities and insurance recoveries as Cooper did based on the Bates White, LLC analysis. Based on the status of the negotiations in 2004, Cooper concluded that it was probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.

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

     Cooper has continued discussions with the Representatives. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $225.1 million at December 31, 2004 and $252.5 million at December 31, 2003.

Results of Operations

Revenues

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Electrical Products	$3,722.2	$3,358.4	$3,324.9
Tools & Hardware	740.7	703.0	635.6

Total Revenues	$4,462.9	$4,061.4	$3,960.5

     See the geographic information included in Note 15 of the Notes to the Consolidated Financial Statements for a summary of revenues by country.

     2004 vs. 2003 Revenues  Revenues for 2004 increased 10% compared to 2003. The impact of foreign currency translation increased revenues approximately 2%.

     Electrical Products segment revenues for 2004, which represented 83% of total revenues, increased 11% compared to the prior year. Foreign currency translation increased Electrical Products revenue by approximately 2%. Growth resulted from strong demand from utility, industrial and commercial customers as well as new product introductions and strategic market penetration programs. Realization of price increases aimed to offset higher material costs also contributed to growth. Growth was strongest in the power transmission and distribution, lighting and circuit protection businesses, but was present in each of the business units.

     Tools & Hardware segment revenues, which contributed 17% to total 2004 revenues, increased 5% from 2003. Foreign currency translation increased Tools & Hardware revenues by approximately 3%. Increased hand tools and power tools sales were partially offset by declines in shipments of large assembly equipment systems. Demand for hand tools and power tools was largely driven by new product demand to the retail and industrial distribution markets and strong demand from industrial and retail customers. Lower assembly equipment systems revenues resulted from decreased automotive market demand for assembly line equipment systems following a strong shipment year in 2003.

     2003 vs. 2002 Revenues  Revenues increased 3% in 2003 compared to 2002. Foreign currency translation increased total 2003 revenues by approximately 2%.

     Electrical Products revenues for 2003, which represented 83% of total revenues, increased 1% over 2002. Foreign currency translation increased Electrical Products revenues by approximately 2%. Modest sequential improvement in industrial and electronic markets, plus the benefits of Cooper’s new product development and market penetration programs resulted in revenue gains in the hazardous duty, circuit protection and wiring devices businesses. Cooper’s lighting fixtures business was up slightly, as an improvement in commercial and industrial markets was offset by the impact of inventory management initiatives within the retail channel. Cooper’s support systems business continued to be pressured by weak non-residential and telecommunications markets. Controls over discretionary spending by utilities negatively impacted the power transmission and distribution equipment market. Cooper’s European lighting and security business, absent favorable currency translation, experienced slightly reduced sales compared to the prior year.

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

Operating Results

	Year Ended December 31,
	2004	2003	2002
	(in millions, except per share data)
Electrical Products	$511.2	$418.7	$376.6
Tools & Hardware	62.7	39.4	14.6

Total Segment Operating Earnings	573.9	458.1	391.2
General Corporate Expense	77.3	66.1	36.5

Operating Earnings	496.6	392.0	354.7
Interest Expense, net	68.1	74.1	74.5
Interest Income on Tax Refund	—	(28.6)	—

Income from Continuing Operations Before Income Taxes	428.5	346.5	280.2
Income Tax Expense	88.7	72.2	66.5

Income from Continuing Operations	339.8	274.3	213.7
Charge Related to Discontinued Operations	—	126.0	—

Net Income	$339.8	$148.3	$213.7

Diluted Earnings Per Share
Income from Continuing Operations	$3.58	$2.92	$2.28
Charge from Discontinued Operations	—	1.34	—

Net Income	$3.58	$1.58	$2.28

     Cooper measures the performance of its businesses exclusive of financing expenses. All costs directly attributable to operating businesses are included in segment operating earnings. Corporate overhead costs, including costs of traditional headquarters activities, such as treasury, are not allocated to the businesses. See Note 15 of the Notes to the Consolidated Financial Statements.

     2004 vs. 2003 Segment Operating Earnings  Segment operating earnings were $573.9 million in 2004 compared to $458.1 million in 2003.

     Electrical Products segment 2004 operating earnings were $511.2 million compared to $418.7 million for 2003. Return on revenues was 13.7% in 2004, compared to 12.5% in 2003. Electrical Products segment earnings for 2003 included restructuring charges of $16.4 million. Excluding these restructuring charges in 2003, the increase in Electrical Products segment earnings was due primarily to higher revenues and a lower cost structure as a result of restructuring and productivity improvement actions. Increases were partially offset by the impact of inflation on materials, energy and components.

     Tools & Hardware segment 2004 operating earnings were $62.7 million compared to $39.4 million for 2003. Return on revenues was 8.5% in 2004 and 5.6% in 2003. The increase primarily reflects benefits of restructuring actions, productivity improvement efforts and the impact of favorable product mix from reduced shipments of lower margin assembly equipment systems, partially offset by higher material costs.

     2003 vs. 2002 Segment Operating Earnings  Segment operating earnings were $458.1 million in 2003 compared to $391.2 million in 2002.

     Electrical Products segment 2003 operating earnings were $418.7 million compared to $376.6 million for 2002. Return on revenues was 12.5% in 2003, compared to 11.3% in 2002. Included in the Electrical Products segment earnings were restructuring charges in 2003 and 2002 totaling $16.4 million and

     $24.0 million, respectively. Excluding the restructuring charges in both years, the increase in Electrical Products segment earnings was primarily due to the improvement in margins as a result of cost reduction and productivity actions targeting manufacturing costs. The favorable impact of these actions was partially offset by increased insurance, pension and employee benefit expenses and investments in sales and marketing initiatives.

     Tools & Hardware segment operating earnings were $39.4 million for 2003, compared to $14.6 million for 2002. Return on revenues was 5.6% in 2003, compared to 2.3% in 2002. Included in Tools & Hardware segment earnings for 2003 was a net $0.4 million favorable adjustment reflecting the reversal of excess 2002 restructuring charges partially offset by 2003 restructuring charges. Tools & Hardware segment earnings for 2002 included restructuring charges of $12.7 million. Absent the impact of restructuring charges in both years, the increase in Tools & Hardware segment earnings largely reflects the increase in revenues and the impact of Cooper’s cost control and manufacturing rationalization efforts, partially offset by unfavorable product mix and higher insurance, pension and employee benefit expenses.

Restructuring

     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of December 31, 2004 and 2003, Cooper had paid $4.9 million and $2.7 million, respectively, for these actions, all of which was for severance costs.

     A total of 114 salaried and 150 hourly personnel were eliminated as a result of these actions. A total of 106 personnel were terminated as of December 31, 2003 and the remainder terminated in 2004. The majority of the remaining severance obligation was paid in the first half of 2004. The multiple-employer pension obligation is expected to be paid over 15 years, beginning in 2005. Cooper estimates the annual savings from the personnel reductions was approximately $6 million, (net of the anticipated additional employees added in lower-cost regions) with most of the savings beginning in the first quarter of 2004. The savings from the withdrawal from the multiple-employer pension plan are approximately $1 million per year and are expected to begin in 2006. The majority of the eliminated costs previously were reflected as cost of sales.

     In 2001, Cooper accrued $35 million reflecting the contractual amount due to financial advisors associated with Cooper’s strategic alternatives review. Cooper paid $5 million to the advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement.

     Restructuring activity for 2003 totaled $2.6 million consisting of the fourth quarter net restructuring charge of $16.9 million, less the $14.3 million negative restructuring charge.

     During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper’s workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management’s ongoing assessment of required production capacity in consideration of the current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. During the fourth quarter of 2003, Cooper reduced estimates of the cost related to those actions by $1.5 million.

The following table reflects activity related to the fourth quarter 2002 restructuring charge.

	Number of	Accrued	Facilities Closure
	Employees	Severance	and Rationalization
		($ in millions)
2002 Restructuring Charge	1,206	$18.3	$20.8
Asset write-offs	—	—	(15.0)
Employees terminated	(184)	—	—
Cash expenditures	—	(2.1)	—

Balance at December 31, 2002	1,022	16.2	5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at December 31, 2004	—	$—	$0.6

     A total of 435 salaried and 771 hourly positions were eliminated as a result of the closure and rationalization actions. Of those planned position eliminations, approximately 600 positions were replaced ultimately as a result of Cooper’s ongoing efforts to relocate production capacity to lower cost locations. The expenditures related to the 2002 restructuring charge were funded from cash provided by operating activities.

     Cooper estimates that the earnings impact in 2003 from these actions was approximately $10 million in pretax savings, the majority of which benefited the second half of the year. These initial savings were realized from personnel reductions that principally impacted selling and administrative expenses and lower cost of sales. Cooper estimates that incremental savings of $25.0 to $30.0 million were realized in 2004, largely reflected as lower cost of sales.

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

     On August 1, 2001, Danaher Corporation (“Danaher”) announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction subject to conducting due diligence procedures. On August 8, 2001, Cooper’s Board of Directors unanimously rejected Danaher’s proposal and authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives. During the 2001 fourth quarter, Cooper recorded a General Corporate restructuring charge of $35.0 million for the fees and expenses of financial advisors and $1.0 million for legal and other external costs associated with performing the strategic alternatives review. On February 13, 2002, Cooper announced that it completed its strategic alternatives review process. After careful review of all the available alternatives with management and its financial advisors, Cooper’s Board of Directors concluded that it was in the best interests of Cooper’s shareholders to move forward with its plan to reincorporate in Bermuda.

     The following table reflects activity related to the fourth quarter 2001 severance, facility consolidation and closure and financial advisors and other cost accruals. A total of 77 salaried and 196 hourly positions were eliminated as a result of these consolidation activities.

			Facilities	Financial
	Number of	Accrued	Consolidation	Advisors and
	Employees	Severance	and Closure	Other
			($ in millions)
Balance at December 31, 2001	273	$3.0	$2.1	$30.0
Employees terminated	(273)	—	—	—
Cash expenditures	—	(3.0)	(2.1)	(15.7)

Balance at December 31, 2002	—	—	—	14.3
Reversal of accrual	—	—	—	(14.3)

Balance at December 31, 2003	—	$—	$—	$—

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

     General Corporate Expense  General Corporate expense was $77.3 million in 2004, compared to $66.1 million in 2003. Included in General Corporate expense in 2003 was a $0.9 million restructuring charge offset by a $14.3 million reversal of a previously accrued restructuring charge. Also included in 2003 General Corporate expense was a $12.0 million discretionary contribution to the Cooper Industries Foundation. Excluding the net restructuring amount and the contribution from 2003, General Corporate expense increased $9.8 million over 2003. The increase in General Corporate expense was primarily due to higher incentive and stock-based compensation expenses and the audit and other costs associated with compliance with the regulations enacted in the Sarbanes-Oxley Act of 2002.

     General Corporate expense was $66.1 million in 2003, compared to $36.5 million in 2002. Included in General Corporate expense in 2003 was a $0.9 million restructuring charge and a $14.3 million reversal of a previously accrued restructuring charge. General Corporate expense in 2002 included a $2.4 million restructuring charge. Excluding these charges in both years, General Corporate expense increased $45.4 million in 2003 compared to 2002. During 2002, General Corporate expense was reduced by income of $12.0 million under an agreement with Belden, Inc. (“Belden”). In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized on a quarterly basis over substantially fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increases in the tax basis of the assets resulting in a tax loss carryforward. Belden can carry any loss forward twenty years to offset future taxable income. Cooper concluded that, for 2003 and 2004, no income should be recognized under the agreement. Also, in 2003 Cooper made a discretionary $12.0 million contribution to the Cooper Industries Foundation, which will be used to fulfill commitments to match future employee contributions to non-profit organizations and corporate contributions. No such discretionary contribution was made in 2002. The remaining General Corporate expense increase resulted primarily from increased employee benefit-related expenses, pension expense and stock-based compensation expense.

     Interest Expense, Net  Interest expense, net decreased $6.0 million in 2004 compared to 2003. Slightly lower average interest rates on debt and an increase in interest income earned on higher cash and cash equivalent balances resulted in the decrease from prior year. Average debt balances in each year were

$1.34 billion and average interest rates were 5.63% and 5.82% for 2004 and 2003, respectively. The decrease in average interest rates primarily resulted from the benefit of interest rate swaps entered into during August 2003 that effectively converted $300 million of 5.25% fixed-rate debt to variable-rate debt at the six month LIBOR rate plus 1.91%.

     Interest expense, net decreased $0.4 million in 2003 compared to 2002. Higher average interest rates on lower average debt balances resulted in an increase in interest expense that was offset by an increase in interest income earned on higher cash and cash equivalent balances. Average debt balances were $1.34 billion and $1.40 billion and average interest rates were 5.82% and 5.37% for 2003 and 2002, respectively. The increase in average interest rates primarily resulted from Cooper’s replacement in 2002 of substantially all variable rate commercial paper borrowings with long-term fixed-rate debt.

     During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six-month LIBOR rate plus 1.91% (with semi-annual reset). The notional principal amount and maturity dates of the interest-rate swaps match the underlying long-term debt. During the years ended December 31, 2004 and 2003, Cooper recognized $5.1 million and $2.4 million, respectively, reductions of interest expense, net related to the interest-rate swaps.

     Interest Income on Tax Refund  During October 2003, Cooper received a refund of $75.9 million for certain claims relating to tax years prior to 1994. The refund included interest of $28.6 million. See Note 12 of the Notes to the Consolidated Financial Statements.

     Income Tax Expense  The effective tax rate attributable to continuing operations for 2004 was 20.7% compared to 20.8% for 2003.

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

     Charge Related to Discontinued Operations  In the fourth quarter of 2003, Cooper concluded that an additional $126.0 million charge, net of a $70.9 million income tax benefit, related to potential asbestos obligations regarding the Automotive Products segment which was sold in 1998 was required in order to adjust the existing accrual to an amount that will be within the likely range of outcomes. See Note 16 of the Notes to the Consolidated Financial Statements.

     Diluted Earnings Per Share  Diluted earnings per share from continuing operations was $3.58 in 2004, $2.92 in 2003 and $2.28 in 2002.

Percentage of Revenues

	Year Ended December 31,
	2004	2003	2002
Cost of Sales:
Electrical Products	69.3%	69.9%	71.2%
Tools & Hardware	72.6%	74.9%	75.0%

Selling and Administrative:
Electrical Products	17.0%	17.2%	16.7%
Tools & Hardware	18.9%	19.5%	20.7%

     2004 vs. 2003 Percentage of Revenues   Electrical Products segment cost of sales, as a percentage of revenues, decreased 0.6 points compared to 2003. The decrease in cost of sale percentage was primarily a result of reductions in the cost structure stemming from restructuring and productivity improvement actions and increased leverage of fixed costs on higher volumes partially offset by higher material, energy and component costs not fully realized in product price increases. Tools & Hardware segment cost of sales, as a percentage of revenues, decreased 2.3 points compared to 2003. This decrease in cost of sales percentage reflects improved mix of product sales as a result of lower assembly equipment systems shipments, and cost reduction actions.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues, were 17.0% for 2004 compared to 17.2% for 2003. This decrease in selling and administrative expenses percentage is attributable to increased leverage from higher volumes, partially offset by higher incentive compensation costs related to improved earnings. Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, were 18.9% in 2004 compared to 19.5% in 2003. This decrease in selling and administrative expenses percentage resulted from higher revenues, partially offset by increased incentive compensation expenses.

     2003 vs. 2002 Percentage of Revenue  Electrical Products segment cost of sales, as a percentage of revenues, for 2003 decreased 1.3 points compared to 2002. The decrease in the cost of sales percentage was primarily a result of the continued focus on adjusting Cooper’s cost structure and productivity improvements. Tools & Hardware segment cost of sales, as a percentage of revenues, decreased 0.1 points in 2003 compared to 2002. The decrease in the cost of sales percentage reflects the benefits of cost reduction programs, partially offset by an unfavorable mix of lower margin assembly equipment shipments and costs incurred as the cost reduction programs were implemented.

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

     Cooper realizes certain costs and proceeds that are not directly attributable to the operating segments. These items are reflected as General Corporate expenses. See the “General Corporate Expense” section above.

Earnings Outlook

     The following sets forth Cooper’s general business outlook for 2005 based on current expectations.

     Cooper expects mid single digit growth in revenues for Electrical Products in 2005 from improving industrial and nonresidential construction markets, market penetration and price increases in response to commodity cost inflation partially offset by slower residential construction markets. In the Tools & Hardware segment, Cooper also expects mid single digit revenue growth through expansion of industrial markets, market penetration and price increases as a result of raw material cost increases. Operating earnings are expected to grow more rapidly than revenues as a result of cost reduction programs, productivity improvements and leveraging of fixed costs. Diluted continuing earnings per share is expected to increase 10% to 15% compared to 2004.

     The above statements are forward looking, and actual results may differ materially. The above statements are based on a number of assumptions, risks and uncertainties. The primary economic assumptions include, without limitation: (1) continued growth in the domestic and international economies; (2) no significant change in raw material or energy costs that are not realized through price increases; (3) realization of benefits of cost-reduction programs (including implementing an Enterprise Business System) with no major disruptions from those programs currently underway; and (4) no significant adverse changes in the relationship of the U.S. dollar to the currencies of countries in which Cooper does business. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper’s periodic filings with the Securities and Exchange Commission.

Pricing and Volume

     In each of Cooper’s segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in some cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.

     It is Cooper’s judgment that unit volume in the Electrical Products segment increased in 2004. Unit volume also increased in the Tools & Hardware segment in 2004, but was largely offset monetarily by the decline in shipments of large assembly systems.

     During the three-year period ending December 31, 2004, Cooper has experienced an overall decline in customer pricing. However, price realization was achieved in 2004, primarily in response to increased material, energy and components costs. Cooper has aggressively acted to control and reduce costs during the three-year period through strategic sourcing, manufacturing improvement and rationalization efforts in order to improve profitability in the segments.

Effect of Inflation

     Over the three-year period, inflation has had a relatively minor impact on Cooper’s results of operations. However, during 2004, there were significant increases in certain key commodities and components, which were not fully offset through price increases in businesses with a high material content. Cooper’s on-going initiatives to improve productivity and rationalize its operational base has mitigated increases in employee compensation and benefits, as well as general inflation on operating costs.

Liquidity and Capital Resources

Operating Working Capital

     For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable.

     Cooper’s operating working capital increased $31 million to $993 million in 2004 compared to $962 million in 2003. The increase in operating working capital for 2004 was due to a $82 million increase in accounts receivable partially offset by a $29 million decrease in inventories and a $22 million increase in accounts payable. Excluding acquisitions and currency translation, operating working capital was essentially flat on a 10% revenue increase. Operating working capital turnover (defined as annual revenues divided by average operating working capital) for 2004 was 4.6 turns, increasing from 4.2 turns in 2003, due to continued focus on improving the use of working capital, particularly lowering inventory levels, while increasing sales. A portion of the reduction in inventories was due to a $11 million increase in the allowance for excess and obsolete inventories.

     Cooper’s operating working capital decreased $13 million to $962 million in 2003 compared to $975 million in 2002. The decrease in operating working capital for 2003 was due to a $29 million reduction in inventories and a $17 million increase in accounts payable, partially offset by a $32 million increase in accounts receivable. Operating working capital turnover for 2003 was 4.2 turns, increasing from 3.9 turns in 2002, due to continued focus on improving the efficient use of working capital, particularly lowering inventory levels. A portion of the reduction in inventories was due to a $7 million increase in the allowance for excess and obsolete inventories.

     Cooper’s operating working capital decreased $72 million to $975 million in 2002 from $1,047 million in 2001. This decrease was primarily related to a $90 million reduction in inventories and a $70 million reduction in accounts receivable, partially offset by lower accounts payable. Contributing to the reduction in inventories was a $6 million increase in the allowance for excess and obsolete inventories reflecting Cooper’s assessment of ultimate disposition in consideration of market conditions. Operating working capital turnover decreased to 3.9 turns in 2002 from 4.0 turns in 2001. The decrease from 2001 reflects the impact of lower shipments.

Cash Flows

     Net cash provided by operating activities in 2004 totaled $474 million. These funds, along with $78 million of cash received from employee stock plan activity and a $90 million net increase in debt, were used to fund capital expenditures of $103 million, dividends of $131 million, share repurchases of $203 million and acquisitions of $49 million, resulting in an increase in cash and cash equivalents of $189 million.

     Net cash provided by operating activities in 2003 totaled $445 million. These funds, along with $63 million of cash received from employee stock plan activity, were used to fund capital expenditures of $80 million, dividends of $130 million and net debt repayments of $170 million, resulting in an increase in cash and cash equivalents of $162 million.

     Net cash provided by operating activities in 2002 totaled $480 million. These funds, along with a net $95 million of additional debt, partially offset by capital expenditures of $74 million, dividends of $130 million and share purchases of $94 million, resulted in an increase in cash and cash equivalents of $291 million.

     In connection with accounting for acquisitions, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. At December 31, 2004, Cooper had accruals totaling $11.0 million related to these activities. Cash flows from operating activities for each of the three years in the period ended December 31, 2004, is reduced by the amounts expended on the various accruals established in connection with each acquisition. Cooper spent $7.1 million, $11.0 million and $7.2 million on these integration activities in 2004, 2003 and 2002, respectively. See Note 7 of the Notes to the Consolidated Financial Statements for further information.

     Cooper currently anticipates a continuance of its long-term ability to annually generate in excess of $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

     As discussed in Note 16 of Notes to the Consolidated Financial Statements, Cooper is continuing discussions with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants regarding settlement of Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul. It is likely that if a settlement is reached, the settlement would involve a cash contribution. Cooper anticipates that any settlement cash contribution amounts would be funded from operating cash flows.

Debt

     At December 31, 2004 and 2003, Cooper had short-term debt of $97.6 million and $6.2 million, respectively. None of this short-term debt consisted of commercial paper.

     Cooper’s practice is to back up its short-term debt with a combination of cash and committed credit facilities. At December 31, 2004 and 2003, Cooper had cash and cash equivalents of $652.8 million and $463.7 million, respectively. At December 31, 2004, Cooper had a $500 million committed credit facility which matures in November 2009. Short-term debt, to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.

     The credit facility agreement is not subject to termination based on a decrease in Cooper’s debt ratings or a material adverse change clause. The principal financial covenants in the agreement limit Cooper’s debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreement.

     Cooper’s access to the commercial paper market could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper’s access to the commercial paper market be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed credit facility to provide short-term funding. The committed credit facility does not contain any provision which makes their availability to Cooper dependent on Cooper’s credit ratings.

     During June 2002, Cooper’s subsidiary, Cooper Industries, Inc. (“Cooper Ohio”), issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. Proceeds from the notes were used to reduce outstanding commercial paper balances. During September 2002, Cooper Ohio filed a Form S-4 Registration Statement to exchange the original notes for notes with substantially identical terms, except that the exchange notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions and registration rights applicable to the original notes do not apply to the exchange notes. The original and exchange notes are fully and unconditionally guaranteed by Cooper. The exchange offer was completed on November 4, 2002 with all holders exchanging their notes. Cooper Ohio did not receive any proceeds from the exchange offer.

     During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six month LIBOR rate plus 1.91% (with semi-annual reset). The swaps mature concurrent with the long-term debt and have been designated as fair-value hedges.

     During 1999, Cooper Ohio completed a shelf registration to issue up to $500 million of debt securities. On October 28, 2002, Cooper Ohio issued $275 million senior unsecured notes due November 1, 2009, with a 5.5% interest rate. Proceeds from the notes were used to repay short-term debt and other maturing indebtedness in 2002 and current maturities of long-term debt in 2003. The notes are fully and unconditionally guaranteed by Cooper. Cooper terminated the shelf registration effective August 6, 2004.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     Cooper executes stand-by letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper’s performance or payments to third parties. The aggregate notional value of these instruments was $106.6 million at December 31, 2004. Eighty-three percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

     The following table summarizes Cooper’s contractual obligations at December 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due
		Less than	One to	Four to	After
Contractual Obligations:	Total	One Year	Three Years	Five Years	Five Years
			(in millions)
Long-Term Debt	$1,364.0	$665.4	$313.0	$375.4	$10.2
Short-Term Debt	97.6	97.6	—	—	—
Noncancellable Operating Leases	89.5	21.0	35.8	18.8	13.9
Purchase Obligations	262.2	261.5	0.7	—	—
Other Long-Term Liabilities(1)	273.9	18.8	35.7	34.2	185.2

	$2,087.2	$1,064.3	$385.2	$428.4	$209.3

(1) Includes unfunded other postretirement benefit obligations, unfunded foreign defined benefit pension plan liabilities, other postemployment benefit liabilities and environmental liabilities.

Capitalization

     During the first quarter of 2000, Cooper’s Board of Directors authorized the repurchase of up to five million shares of common stock. As of December 31, 2004, there were approximately 0.2 million shares available for repurchase under this authorization. On November 2, 2004, Cooper’s Board of Directors authorized the purchase of up to five million additional shares of common stock.

     Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-capitalization ratio within this range. Excess cash flows are utilized to purchase shares of Cooper’s Common stock or fund acquisitions. At December 31, 2004, 2003 and 2002, Cooper’s debt-to-total capitalization ratio was 39.0%, 38.8% and 41.8%, respectively.

     On February 9, 2005, Cooper’s Board of Directors announced an increase in the annual dividend rate of Cooper’s common stock by eight cents per share to $1.48, or 37 cents per quarter.

Capital Expenditures and Commitments

     Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity were $103 million in 2004, $80 million in 2003 and $74 million in 2002. The 2004 increase in capital expenditures was driven primarily by the purchase of a previously leased manufacturing facility in Mexico, relocation of Cooper Wiring Devices operations headquarters from New York City to permanent facilities in Peachtree City, Georgia, and continued implementation of new business systems. Capital expenditures decreased during 2002 compared to the prior year, as Cooper completed several significant projects and focused on maximizing cash generation from its operations. Capital expenditures are projected to be approximately $100 to $130 million in 2005. Projected expenditures for 2005 will focus on development of new products, the implementation of new business systems and cost reduction programs.

Interest Rate and Foreign Currency Risk

     Changes in interest rates and foreign currency exchange rates affect Cooper’s earnings and cash flows. As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies used by Cooper’s businesses, Cooper is exposed to the effect of foreign exchange rate changes on its cash flows and earnings. Cooper enters into foreign currency forward exchange contracts to hedge significant foreign currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2004 that are sensitive to changes in interest rates. Additionally, information on foreign denominated debt obligations that are sensitive to foreign currency exchange rates is presented. For debt obligations the table presents principal cash flows by expected maturity dates and weighted average interest rates. The information is presented in U.S. Dollar equivalents. The actual cash flows are denominated in U.S. Dollars, Euros and British Pound Sterling as indicated in parentheses. For interest-rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The average pay-rate on interest-rate swaps is based on implied forward-rates in the yield curve as of December 31, 2004.

	2005	2006	2007	2008	2009	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$229.4	$12.2	$300.8	$100.4	$275.0	$2.2	$920.0
Average interest-rate	5.8%	5.5%	5.6%	5.6%	5.5%	6.8%	5.8%

Fixed-rate (Euro)	$409.1	$—	$—	$—	$—	$—	$409.1
Average interest-rate	6.3%	—	—	—	—	—	6.3%

Variable-rate (GBP)	$26.9	$—	$—	$—	$—	$—	$26.9
Average interest-rate	4.5%	—	—	—	—	—	4.5%

Variable-rate (U.S. Dollar)	$—	$—	$—	$—	$—	$8.0	$8.0
Average interest-rate	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%

Interest-rate swaps:

Fixed to variable:
Notional amount(1)	$300.0	$300.0	$300.0	$—	$—	$—	$300.0
Average pay-rate	5.06%	5.71%	5.95%	—	—	—	5.49%
Average receive-rate	5.25%	5.25%	5.25%	—	—	—	5.25%

(1) Cooper entered into interest-rate swaps to effectively convert its fixed-rate $300 million senior unsecured debt due in July 2007 to variable-rate debt.

     The table below provides information about Cooper’s foreign currency forward exchange contracts to purchase currencies in excess of $5 million at December 31, 2004. The contracts mature during 2005. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

2005
(in millions, where
applicable)
U.S. Dollar Functional Currency

Buy Canadian Dollars / Sell U.S. Dollars
Notional amount	$89.7
Average contract rate	0.8083

Canadian Functional Currency

Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$14.8
Average contract rate	0.7610

U.S. Dollar Functional Currency

Buy Euro / Sell U.S. Dollars
Notional amount	$14.6
Average contract rate	1.338

     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2003 that are sensitive to changes in interest rates. Additionally, information on foreign denominated debt obligations that are sensitive to foreign currency exchange rates is presented. For debt obligations the table presents principal cash flows by expected maturity dates and weighted average interest rates. The information is presented in U.S. Dollar equivalents. The actual cash flows are denominated in U.S. Dollars, Euros and British Pound Sterling as indicated in parentheses. For interest-rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The average pay-rate on interest-rate swaps is based on implied forward-rates in the yield curve as of December 31, 2003.

	2004	2005	2006	2007	2008	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$0.4	$229.9	$11.4	$300.4	$100.3	$277.0	$919.4
Average interest-rate	5.8%	5.8%	5.5%	5.6%	5.6%	5.5%	5.8%

Fixed-rate (Euro)	$—	$374.6	$—	$—	$—	$—	$374.6

Average interest-rate	6.3%	6.3%	—	—	—	—	6.3%

Variable-rate (GBP)	$—	$29.9	$—	$—	$—	$—	$29.9
Average interest-rate	3.6%	3.6%	—	—	—	—	3.6%

Variable-rate (U.S. Dollar)	$—	$—	$—	$—	$—	$8.0	$8.0
Average interest-rate	1.2%	1.2%	1.2%	1.2%	1.2%	1.2%	1.2%

Interest-rate swaps:

Fixed to variable:
Notional amount(1)	$300.0	$300.0	$300.0	$300.0	$—	$—	$300.0
Average pay-rate	3.34%	4.81%	5.95%	6.46%	—	—	4.95%
Average receive-rate	5.25%	5.25%	5.25%	5.25%	—	—	5.25%

(1)	Cooper entered into interest-rate swaps to effectively convert its fixed-rate $300 million senior unsecured debt due in July 2007 to variable-rate debt.

     The table below provides information about Cooper’s foreign currency forward exchange contracts to purchase currencies in excess of $5 million at December 31, 2003. The contracts mature during 2004. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

2004
(in millions, where applicable)
Canadian Dollar Functional Currency

Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$27.1
Average contract rate	0.7147

Euro Functional Currency

Buy U.S. Dollars / Sell Euro
Notional amount	$7.5
Average contract rate	1.129

2004
(in millions, where applicable)

U.S. Dollar Functional Currency

Buy Mexican Pesos / Sell U.S. Dollars
Notional amount	$9.2
Average contract rate	.0855

     The following transactions were implemented to partially align Cooper’s interest rate exposure profile with its short term interest rate expectations in an economically efficient manner that is consistent with its tax position.

     During 2002, Cooper sold at a premium U.S. Treasury securities due August 15, 2003 with a face amount of $750 million. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limited Cooper’s interest rate exposure under this agreement to a maximum amount of $7.2 million. During the fourth quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $7.0 million which was funded with cash provided by operating activities. During 2001, Cooper sold at a premium U.S. Treasury securities due November 2002 with a face amount of $1.0 billion. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limited Cooper’s interest rate exposure under this agreement to a maximum amount of $7.0 million. During the second quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $6.0 million, which was funded with cash provided by operating activities. The repurchase agreements were settled immediately prior to the maturity of the securities. Settlement of these transactions did not require any financing by Cooper and the transactions did not create an asset or liability, other than as described above.

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

     See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of Cooper’s financial instruments.

Recently Issued Accounting Standards

     See Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Cooper’s consolidated financial statements, together with the report thereon of Ernst & Young LLP and the supplementary financial data are set forth on pages F-1 through F-40 hereof. (See Item 15 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, Cooper’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Cooper’s disclosure controls and procedures. Based on that evaluation, Cooper’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation. See Report of Management on Internal Control Over Financial Reporting on page F-1.

     Cooper is executing a multi-year process of implementing an Enterprise Business System (“EBS”) globally. Implementing an EBS system on a global basis involves significant changes in business processes. The implementation is phased, which reduces the risks associated with making these changes. In addition, Cooper is taking the necessary steps to monitor and maintain appropriate internal controls during the implementations.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the captions “Election of Directors”, “Executive Officers”, “Meetings of the Cooper Board and its Committees”, and “Code of Ethics and Business Conduct” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the caption “Executive Management Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is set forth under the captions “Cooper Stock Ownership”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is set forth under the caption “Relationship with Independent Auditors” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements and Other Financial Data.

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

3. Exhibits

2.0	Agreement and Plan of Merger among Cooper Industries, Inc., Cooper Mergerco, Inc. and Cooper Industries, Ltd. (incorporated herein by reference to Annex I to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.1	Memorandum of Association of Cooper Industries, Ltd. (incorporated herein by reference to Annex II to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.2	Amended and Restated Bye-Laws of Cooper Industries, Ltd. (incorporated herein by reference to Annex III to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

4.1	Rights Agreement dated as of May 16, 2002 between Cooper Industries, Ltd. and EquiServe Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Cooper’s Registration Statement on Form 8-A, Registration No. 001-31330).

4.2	Amended and Restated Voting Agreement between Cooper Industries, Ltd., Cooper Industries, Inc. and Cooper Bermuda Investments Ltd. (incorporated herein by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

4.3	Form of Indenture dated as of January 15, 1990, between Cooper and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) to Cooper’s Registration Statement on Form S-3, Registration No. 33-33011).

4.4	First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JP Morgan Chase Bank, as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated herein by reference to Exhibit 4.3 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.5	Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JP Morgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.4 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.6	Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JP Morgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

10.1	Cooper Industries, Inc. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.4	First Amendment to Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.8	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.9	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.10	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.11	Crouse-Hinds Company Officers’ Disability and Supplemental Pension Plan (September 10, 1999 Restatement, as amended) (incorporated by reference to Exhibit 10.11 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.12	Cooper Industries, Inc. Amended and Restated Stock Incentive Plan (February 11, 2004 Restatement) (incorporated herein by reference to Appendix B to Cooper’s proxy statement for the Annual Meeting of Shareholders held on April 27, 2004).

10.13	Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.14	Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.15	Form of Cooper Industries, Inc. Executive Stock Incentive Agreement (incorporated by reference to Exhibit 10.16 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.16	Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (February 14, 2001 Restatement) (incorporated herein by reference to Appendix C to Cooper’s proxy statement for the Annual Meeting of Shareholders held on April 24, 2001).

10.17	First Amendment to Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (February 14, 2001 Restatement) (incorporated by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.18	Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (April 29, 2003 Restatement) (incorporated herein by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the quarter ended June 30, 2003).

10.19	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.20	Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement) (incorporated by reference to Exhibit 10.21 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.21	Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel which applies if there is a Change of Control of Cooper (incorporated herein by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

10.22	Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel (incorporated by reference to Exhibit 10.23 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.23	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.24	Cooper (UK 2002) Employee Share Purchase Plan (incorporated by reference to Exhibit 10.25 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.25	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein.

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2000 through 2004.

21.0	List of Cooper Industries, Ltd. Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Bates White, LLC.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries, Ltd.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

COOPER INDUSTRIES, LTD.
Date: February 18, 2005	By:	/s/ H. John Riley, Jr.
(H. John Riley, Jr., Chairman and
Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. John Riley, Jr.	Chairman and Chief Executive Officer	February 18, 2005

(H. John Riley, Jr.)

/s/ Terry A. Klebe	Senior Vice President and Chief Financial Officer	February 18, 2005

(Terry A. Klebe)

/s/ Jeffrey B. Levos	Vice President and Controller and Chief Accounting Officer	February 18, 2005

(Jeffrey B. Levos)

*STEPHEN G. BUTLER	Director	February 18, 2005

(Stephen G. Butler)

*LINDA A. HILL	Director	February 18, 2005

(Linda A. Hill)

*JAMES J. POSTL	Director	February 18, 2005

(James J. Postl)

*DAN F. SMITH	Director	February 18, 2005

(Dan F. Smith)

*GERALD B. SMITH	Director	February 18, 2005

(Gerald B. Smith)

*JAMES R. WILSON	Director	February 18, 2005

(James R. Wilson)

* By:	/s/ Diane K. Schumacher

(Diane K. Schumacher, as Attorney-In-Fact for each of the persons indicated)

REPORT OF MANAGEMENT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of Cooper Industries, Ltd. (“Cooper”) is responsible for establishing and maintaining adequate internal control over financial reporting. Cooper’s internal control system was designed to provide reasonable assurance to Cooper’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

     Cooper management assessed the effectiveness of Cooper’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, Cooper’s internal control over financial reporting is effective based on those criteria.

     Cooper’s independent registered public accounting firm has issued an audit report on our assessment of Cooper’s internal control over financial reporting. This report appears on Page F-2.

H. John Riley, Jr.	Terry A. Klebe	Jeffrey B. Levos
Chairman and	Senior Vice President and	Vice President and Controller
Chief Executive Officer	Chief Financial Officer	and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Cooper Industries, Ltd.

     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Cooper Industries, Ltd. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 18, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cooper Industries, Ltd.

     We have audited the accompanying consolidated balance sheets of Cooper Industries, Ltd. (“the Company”), the successor company to Cooper Industries, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 in 2003.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 18, 2005

COOPER INDUSTRIES, LTD.

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2004	2003	2002
	(in millions, except per share data)
Revenues	$4,462.9	$4,061.4	$3,960.5
Cost of sales	3,119.7	2,871.9	2,830.9
Selling and administrative expenses	846.6	794.9	735.8
Restructuring	—	2.6	39.1

Operating earnings	496.6	392.0	354.7
Interest expense, net	68.1	74.1	74.5
Interest income on tax refund	—	(28.6)	—

Income from continuing operations before income taxes	428.5	346.5	280.2
Income taxes	88.7	72.2	66.5

Income from continuing operations	339.8	274.3	213.7
Charge related to discontinued operations, net of income taxes	—	126.0	—

Net income	$339.8	$148.3	$213.7

Income per Common share
Basic:
Income from continuing operations	$3.67	$2.96	$2.29
Charge from discontinued operations	—	1.36	—

Net income	$3.67	$1.60	$2.29

Diluted:
Income from continuing operations	$3.58	$2.92	$2.28
Charge from discontinued operations	—	1.34	—

Net income	$3.58	$1.58	$2.28

Cash dividends per Common share	$1.40	$1.40	$1.40

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in millions)
ASSETS

Cash and cash equivalents	$652.8	$463.7
Receivables	820.9	738.6
Inventories	523.0	552.0
Deferred income taxes and other current assets	221.9	206.5

Total current assets	2,218.6	1,960.8

Property, plant and equipment, less accumulated depreciation	696.4	711.4
Goodwill	2,142.3	2,056.6
Deferred income taxes and other noncurrent assets	283.5	236.5

Total assets	$5,340.8	$4,965.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$97.6	$6.2
Accounts payable	350.7	329.1
Accrued liabilities	488.8	433.7
Accrual for discontinued operations	225.1	252.5
Current maturities of long-term debt	665.4	0.4

Total current liabilities	1,827.6	1,021.9

Long-term debt	698.6	1,336.7
Postretirement benefits other than pensions	173.3	181.1
Other long-term liabilities	354.8	307.4

Total liabilities	3,054.3	2,847.1

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	446.2	518.0
Retained earnings	1,971.6	1,762.8
Accumulated other nonowner changes in equity	(132.2)	(163.5)

Total shareholders’ equity	2,286.5	2,118.2

Total liabilities and shareholders’ equity	$5,340.8	$4,965.3

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Cash flows from operating activities:
Net income	$339.8	$148.3	$213.7
Plus: charge related to discontinued operations	—	126.0	—

Income from continuing operations	339.8	274.3	213.7
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	117.6	121.4	121.7
Deferred income taxes	27.7	99.3	3.7
Restructuring payments	(4.3)	(17.8)	(22.9)
Changes in assets and liabilities: (1)
Receivables	(56.7)	(3.2)	81.8
Inventories	47.6	45.9	89.4
Accounts payable and accrued liabilities	17.8	(22.4)	(76.2)
Other assets and liabilities, net	(15.9)	(52.2)	68.6

Net cash provided by operating activities	473.6	445.3	479.8

Cash flows from investing activities:
Capital expenditures	(102.8)	(79.9)	(73.8)
Cash paid for acquired businesses	(48.6)	—	(1.1)
Proceeds from sales of property, plant and equipment and other	11.8	18.1	22.0

Net cash used in investing activities	(139.6)	(61.8)	(52.9)

Cash flows from financing activities:
Proceeds from issuances of debt	94.3	4.3	608.3
Repayments of debt	(4.7)	(174.4)	(513.5)
Debt issuance costs	—	—	(6.5)
Dividends	(131.0)	(129.7)	(129.7)
Acquisition of treasury shares	—	—	(37.9)
Subsidiary purchase of parent shares	(202.9)	(5.5)	(56.4)
Activity under employee stock plans and other	78.4	63.2	3.2

Net cash used in financing activities	(165.9)	(242.1)	(132.5)

Effect of exchange rate changes on cash and cash equivalents	21.0	20.3	(3.9)

Increase in cash and cash equivalents	189.1	161.7	290.5
Cash and cash equivalents, beginning of year	463.7	302.0	11.5

Cash and cash equivalents, end of year	$652.8	$463.7	$302.0

(1)	Net of the effects of acquisitions and translation.

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Capital			Accumulated
		In Excess			Nonowner
	Common	of Par	Retained	Treasury	Changes in
	Stock	Value	Earnings	Stock	Equity	Total
	(in millions)
Balance December 31, 2001	$615.0	$646.0	$2,325.0	$(1,435.0)	$(127.8)	$2,023.2
Net income			213.7			213.7
Minimum pension liability adjustment					(33.4)	(33.4)
Translation adjustment					(4.4)	(4.4)
Change in fair value of derivatives					0.2	0.2

Net income and other nonowner changes in equity						176.1

Common stock dividends			(129.7)			(129.7)
Purchase of treasury shares				(37.9)		(37.9)
Subsidiary purchase of parent shares		(56.4)				(56.4)
Share conversion	(614.1)	(171.0)	(664.8)	1,449.9		—
Stock issued under employee stock plans		4.0		21.6		25.6
Other activity		0.1		1.4		1.5

Balance December 31, 2002	0.9	422.7	1,744.2	—	(165.4)	2,002.4

Net income			148.3			148.3
Minimum pension liability adjustment					(22.9)	(22.9)
Translation adjustment					26.2	26.2
Change in fair value of derivatives					(1.4)	(1.4)

Net income and other nonowner changes in equity						150.2

Common stock dividends			(129.7)			(129.7)
Stock-based compensation		7.1				7.1
Subsidiary purchase of parent shares		(5.5)				(5.5)
Stock issued under employee stock plans		92.0				92.0
Other activity		1.7				1.7

Balance December 31, 2003	0.9	518.0	1,762.8	—	(163.5)	2,118.2

Net income			339.8			339.8
Minimum pension liability adjustment					(8.0)	(8.0)
Translation adjustment					36.3	36.3
Change in fair value of derivatives					3.0	3.0

Net income and other nonowner changes in equity						371.1

Common stock dividends			(131.0)			(131.0)
Stock-based compensation		21.5				21.5
Subsidiary purchase of parent shares		(202.9)				(202.9)
Stock issued under employee stock plans		107.5				107.5
Other activity		2.1				2.1

Balance December 31, 2004	$0.9	$446.2	$1,971.6	$—	$(132.2)	$2,286.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States. Cooper is the parent company of Cooper Industries, Inc., an Ohio corporation (“Cooper Ohio”), following a corporate reorganization (“the reorganization”) that became effective on May 22, 2002. The reorganization was effected through the merger of Cooper Mergerco, Inc., an Ohio corporation, into Cooper Ohio. Cooper Ohio was the surviving company in the merger and became an indirect, wholly-owned subsidiary of Cooper. All outstanding shares of Cooper Ohio common stock were automatically converted to Cooper Class A common shares. Cooper and its subsidiaries continue to conduct the business previously conducted by Cooper Ohio and its subsidiaries. The reorganization was accounted for as a reorganization of entities under common control and accordingly, did not result in changes in the historical consolidated carrying amounts of assets, liabilities and shareholders’ equity.

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

Accounts Receivable: Cooper provides an allowance for doubtful trade accounts receivable, determined under the specific identification method. The allowance was $5.3 million and $6.3 million at December 31, 2004 and 2003, respectively.

Inventories: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 57% and 58% of inventories at December 31, 2004 and 2003, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method. Cooper records provisions for potential obsolete and excess inventories. See Note 4 of the Notes to the Consolidated Financial Statements.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. This method is applied to group asset accounts, which in general have the following lives: buildings — 10 to 40 years; machinery and equipment — 3 to 18 years; and tooling, dies, patterns and other — 3 to 10 years.

Goodwill: On January 1, 2002, Cooper adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is subject to an annual impairment test. Cooper designated January 1 as the date of its annual goodwill impairment test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. The first step of the SFAS No. 142 two step goodwill impairment test compares the fair value of a reporting unit with its carrying value. Cooper has designated seven reporting units, consisting of six units in the Electrical Products reportable operating segment plus the Tools & Hardware reportable operating segment. If the carrying amount of a

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. Fair value is determined by estimating the present value of future cash flows. The second step compares the implied fair value of reporting unit goodwill to the carrying amount of the goodwill to measure the amount of impairment loss. See Note 6 of the Notes to the Consolidated Financial Statements.

Revenue Recognition: Cooper recognizes revenues when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon experience. The accrual for sales returns and other allowances was $45.6 million and $33.8 million at December 31, 2004 and 2003, respectively. Shipping and handling costs of $132.2 million, $117.1 million and $118.9 million in 2004, 2003 and 2002, respectively, are reported as a reduction of revenues in the consolidated income statements.

Research and Development Expenditures: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $70.6 million, $63.4 million and $54.0 million in 2004, 2003 and 2002, respectively.

Stock-Based Compensation: Effective January 1, 2003, Cooper adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. Cooper’s stock- based compensation plans are described in Note 10 of the Notes to the Consolidated Financial Statements. Cooper utilized the prospective method of adoption. Cooper accounted for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”). In accordance with APB No. 25, compensation expense was recognized for performance-based and restricted stock awards. No compensation expense was recognized under Cooper’s fixed stock option plans or Employee Stock Purchase Plan for grants prior to January 1, 2003.

     SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is estimated on the grant date, using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002 respectively: dividend yield of 2.5%, 3.8% and 3.9%, expected volatility of 34.0%, 34.0% and 33.0%, risk free interest rates of 3.1%, 2.7% and 4.8% and expected lives of 5 years in 2004, 4 years in 2003 and 7 years for 2002. The fair value of restricted stock and performance-based awards granted in 2004 and 2003 was measured at the market price on the grant date. Total stock-based compensation expense was $22.1 million in 2004 and $10.5 million in 2003. Previously accrued stock-based compensation of $1.7 million related to performance based awards was reversed to income during 2002 as it was determined that certain performance targets would not be met.

     The following table presents pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31
	2004	2003	2002
	(in millions)
Net income, as reported	$339.8	$148.3	$213.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13.3	6.3	(1.0)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14.6)	(12.6)	(12.9)

Pro forma net income	$338.5	$142.0	$199.8

Earnings per share:
Basic – as reported	$3.67	$1.60	$2.29
Basic – pro forma	$3.66	$1.53	$2.14

Diluted – as reported	$3.58	$1.58	$2.28
Diluted – pro forma	$3.57	$1.52	$2.14

Impact of New Accounting Standards: In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (the “Interpretation”), an interpretation of Accounting Research Bulletin No. 51. The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. For variable interest entities created before February 1, 2003 the Interpretation was effective during the first interim period ending after December 15, 2003. Adoption of the Interpretation had no effect on Cooper’s consolidated results of operations, financial position or cash flows.

     In May 2004, the Financial Accounting Standards Board issued FASB Staff Position 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. Cooper concluded that the effects of FSP 106-2 did not constitute a significant event. Accordingly, Cooper incorporated the effects of FSP 106-2 in the measurement of assets and obligations of affected postretirement plans at December 31, 2004 resulting in an $11.3 million reduction in the accumulated postretirement benefit obligation.

     In December 2004, the Financial Accounting Standards Board issued FASB Statement 123(R), Share-Based Payment, which is a revision of SFAS No. 123. The revised statement is effective at the beginning of the first interim period beginning after June 15, 2005. Statement 123(R) must be applied to new awards and previously granted awards that are not fully vested on the effective date. Cooper adopted SFAS No. 123 using the prospective transition method which applied only to awards granted, modified or settled after the adoption date. Accordingly, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Cooper cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $5.3 million, $6.4 million and $0.6 million in 2004, 2003 and 2002, respectively.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2: RESTRUCTURING

     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of December 31, 2004 and 2003, Cooper had paid $4.9 million and $2.7 million, respectively, for the actions, all of which was for severance costs.

     A total of 114 salaried and 150 hourly personnel were eliminated as a result of these actions. A total of 106 personnel were terminated as of December 31, 2003 and the remainder terminated in 2004. The majority of the remaining severance obligation was paid in the first half of 2004. The multiple-employer pension obligation is expected to be paid over 15 years, beginning in 2005.

     In 2001, Cooper accrued $35 million reflecting the contractual amount due to financial advisors associated with Cooper’s strategic alternatives review. Cooper paid $5 million to the advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement.

     Restructuring activity for 2003 totaled $2.6 million consisting of the fourth quarter net restructuring charge of $16.9 million, less the $14.3 million negative restructuring charge.

     During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper’s workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management’s ongoing assessment of required production capacity in consideration of the current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. During the fourth quarter of 2003, Cooper reduced estimates of the cost related to those actions by $1.5 million.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

	Number of	Accrued	Facilities Closure
	Employees	Severance	and Rationalization
	($ in millions)
2002 Restructuring Charge	1,206	$18.3	$20.8
Asset write-offs	—	—	(15.0)
Employees terminated	(184)	—	—
Cash expenditures	—	(2.1)	—

Balance at December 31, 2002	1,022	16.2	5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accrual	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at December 31, 2004	—	$—	$0.6

     A total of 435 salaried and 771 hourly positions were eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions were replaced ultimately as a result of Cooper’s ongoing efforts to relocate production capacity to lower cost locations.

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

     On August 1, 2001, Danaher Corporation (“Danaher”) announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction subject to conducting due diligence procedures. On August 8, 2001, Cooper’s Board of Directors unanimously rejected Danaher’s proposal and authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives. During the 2001 fourth quarter, Cooper recorded a General Corporate restructuring charge of $35.0 million for the fees and expenses of financial advisors and $1.0 million for legal and other external costs associated with performing Cooper’s strategic alternatives review. On February 13, 2002, Cooper announced that it completed its strategic alternatives review process. After careful review of all the available alternatives with management and its financial advisors, Cooper’s Board of Directors concluded that it was in the best interests of Cooper’s shareholders to move forward with its plan to reincorporate in Bermuda.

     The following table reflects activity related to the fourth quarter 2001 severance, facility consolidation and closure and financial advisors and other cost accruals. A total of 77 salaried and 196 hourly positions were eliminated as a result of these consolidation activities.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Facility	Financial
	No. of	Accrued	Consolidation	Advisors
	Employees	Severance	and Closure	and Others
	($ in millions)
Balance at December 31, 2001	273	$3.0	$2.1	$30.0
Employees terminated	(273)	—	—	—
Cash expenditures	—	(3.0)	(2.1)	(15.7)

Balance at December 31, 2002	—	—	—	14.3
Reversal of accrual	—	—	—	(14.3)

Balance at December 31, 2003	—	$—	$—	$—

     See “Restructuring” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information related to the restructuring.

NOTE 3: ACQUISITIONS

     In March 2004, Cooper acquired a manufacturer of specification and commercial grade lighting fixtures for $10.1 million. In November 2004, Cooper acquired a U.K. based manufacturer of visual and audible alarms and public address speakers for $38.5 million. The results of operations of the acquisitions are included in the consolidated income statement since the respective acquisition dates. Pro-forma net income and earnings per share for 2004, assuming that the acquisitions had been made at the beginning of the year, would not be materially different from reported net income and earnings per share.

     During 2002, Cooper paid $1.1 million related to previously acquired businesses. The terms of a previous acquisition agreement provided for additional consideration to be paid if earnings of the acquired businesses exceeded certain targeted levels.

NOTE 4: INVENTORIES

	December 31,
	2004	2003
	(in millions)
Raw materials	$185.2	$182.8
Work-in-process	118.6	113.9
Finished goods	320.2	346.3
Perishable tooling and supplies	13.2	20.6

	637.2	663.6
Allowance for excess and obsolete inventory	(58.9)	(47.6)
Excess of current standard costs over LIFO costs	(55.3)	(64.0)

Net inventories	$523.0	$552.0

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2004	2003
	(in millions)
Land and land improvements	$69.2	$58.8
Buildings	478.9	472.5
Machinery and equipment	802.2	787.3
Tooling, dies and patterns	257.0	240.6
All other	342.7	316.3
Construction in progress	58.6	44.9

	2,008.6	1,920.4
Accumulated depreciation	(1,312.2)	(1,209.0)

	$696.4	$711.4

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by segment, were as follows:

	Electrical	Tools &
	Products	Hardware	Total
	(in millions)
Balance December 31, 2002	$1,698.4	$297.8	$1,996.2
Translation adjustments	58.8	1.6	60.4

Balance December 31, 2003	1,757.2	299.4	2,056.6
Additions to goodwill	37.9	—	37.9
Translation adjustments	45.0	2.8	47.8

Balance December 31, 2004	$1,840.1	$302.2	$2,142.3

     On January 1, 2002, Cooper adopted SFAS No. 142. Under SFAS No. 142, goodwill is subject to an annual impairment test. See Note 1 of the Notes to the Consolidated Financial Statements. The results of step one of the goodwill impairment test did not require the completion of step two of the test for any reporting units in 2004, 2003 or 2002.

     Other intangible assets primarily consist of patents and trademarks. The gross carrying value of other intangible assets was $11.4 million and $12.1 million at December 31, 2004 and 2003, respectively. Accumulated amortization of other intangible assets was $9.0 million and $9.1 million at December 31, 2004 and 2003, respectively. Subsequent to the adoption of SFAS No. 142, other intangible assets continue to be amortized over their remaining useful lives which were evaluated and determined to remain appropriate. Amortization expense of other intangible assets was $0.7 million in 2004, $0.6 million in 2003 and $0.8 million in 2002. Annual amortization expense is expected to be $0.6 million in 2005, $0.5 million in 2006 and 2007, $0.4 million in 2008 and $0.3 million in 2009.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7: ACCRUED LIABILITIES

	December 31,
	2004	2003
	(in millions)
Salaries, wages and employee benefit plans	$232.7	$214.4
Commissions and customer incentives	115.6	84.6
Product and environmental liability accruals	39.1	34.3
Facility integration of acquired businesses	11.0	18.1
Other (individual items less than 5% of total current liabilities)	90.4	82.3

	$488.8	$433.7

     At December 31, 2004, Cooper had accruals of $20.4 million with respect to potential product liability claims and $36.5 million with respect to potential environmental liabilities, including $17.8 million classified as a long-term liability, based on Cooper’s current estimate of the most likely amount of losses that it believes will be incurred.

     The product liability accrual consists of $7.4 million of known claims with respect to ongoing operations, $2.3 million of known claims for previously divested operations and $10.7 million which represents an estimate of claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage for individual 2004 claims above $5.0 million.

     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $7.6 million related to sites owned by Cooper and $28.9 million for retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.

     It has been Cooper’s consistent practice to include the entire product liability accrual and a significant portion of the environmental liability accrual as current liabilities, although only approximately 15-25% of the balance classified as current is normally spent on an annual basis. The annual effect on earnings for product liability is essentially equal to the amounts disbursed. In the case of the environmental liability, the annual expense is considerably smaller than the disbursements, since the vast majority of Cooper’s environmental liability has been recorded in connection with acquired companies. The change in the accrual balances from year to year reflects the effect of acquisitions and divestitures as well as normal expensing and funding.

     Cooper has not utilized any form of discounting in establishing its product or environmental liability accruals. While both product liability and environmental liability accruals involve estimates that can have wide ranges of potential liability, Cooper has taken a proactive approach and has managed the costs in both of these areas over the years. Cooper does not believe that the nature of its products, its production processes, or the materials or other factors involved in the manufacturing process subject Cooper to unusual risks or exposures for product or environmental liability. Cooper’s greatest exposure to inaccuracy in its estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In connection with acquisitions, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing Cooper operations. The following table summarizes the accrual balances and activity during each of the last three years:

	2004	2003	2002
	(in millions)
Balance, beginning of year	$18.1	$29.1	$39.3
Spending	(7.1)	(11.0)	(7.2)
Reversal of excess accruals	—	—	(2.4)
Translation	—	—	(0.6)
Balance, end of year	$11.0	$18.1	$29.1

     At December 31, 2004 and 2003, respectively, $11.0 million and $17.7 million of the balance is related to facilities shutdown and realignment costs resulting from the acquisition of Eagle Electric in 2000.

     During the three years ended December 31, 2004, the annual spending was primarily related to downsizing and consolidating facilities. Reversal of excess accruals represents the excess of facilities shut-down and realignment accruals over the ultimate amount expended on certain completed activities. The excess facilities shut-down and realignment accrual of $2.4 million and related deferred tax asset balance was reversed in 2002 with a corresponding reduction in goodwill.

     Involuntary termination benefits of $1.2 million, $7.9 million and $4.2 million were paid as 68, 624 and 296 hourly positions were eliminated during 2004, 2003 and 2002, respectively. A total of 344 additional hourly positions are expected to be eliminated as a result of planned facilities shut-downs. The remaining terminations and facility shut-down activities are expected to be substantially completed in early 2006.

NOTE 8: DEBT AND LEASE COMMITMENTS

	December 31,
	2004	2003
	(in millions)
6.47% - 6.91% second series medium-term notes, due through 2010	$242.3	$242.3
6.38% third series medium-term notes, due through 2008	100.0	100.0
5.25% senior unsecured notes, due July 2007	300.2	305.2
5.50% senior unsecured notes, due November 2009	275.0	275.0
6.25% Euro bonds maturing in October 2005	409.1	374.6
4.45%* Pound Sterling notes payable maturing at various dates through 2005	26.9	30.4
Other	10.5	9.6
Total long-term debt	1,364.0	1,337.1
Current maturities	(665.4)	(0.4)

Long-term portion	$698.6	$1,336.7

*	The weighted average interest rate on the Pound Sterling notes was 3.64% at December 31, 2003.

     Cooper has a U.S. committed credit facility of $500 million, which matures in November 2009. At December 31, 2004, all of Cooper’s $500 million U.S. committed credit facility was available. At December

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

31, 2003, all of Cooper’s $450 million U.S. committed credit facility was available. The agreement for the credit facility requires that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and a minimum earnings before interest, income taxes, depreciation and amortization to interest ratio. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio.

     During June 2002, Cooper Ohio issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. Proceeds from the notes were used to repay commercial paper obligations. During September 2002, Cooper Ohio filed a Form S-4 Registration Statement to exchange the original notes for notes with substantially identical terms, except that the exchange notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions and registration rights applicable to the original notes do not apply to the exchange notes. The original and exchange notes are fully and unconditionally guaranteed by Cooper. The exchange offer was completed on November 4, 2002 with all holders exchanging their notes. Cooper Ohio did not receive any proceeds from the exchange offer. During August 2003, Cooper entered into interest-rate swaps to effectively convert this fixed-rate debt to variable-rate debt (see Note 17). The fair value of the interest rate swaps are included in noncurrent assets and long-term debt on the consolidated balance sheets.

     During 1999, Cooper Ohio completed a shelf registration statement to issue up to $500 million of debt securities. On October 28, 2002, Cooper Ohio issued $275 million senior unsecured notes due November 1, 2009, with a 5.5% interest rate. Proceeds from the notes were used to repay short-term debt and other maturing indebtedness in 2002 and current maturities of long-term debt in 2003. The notes are fully and unconditionally guaranteed by Cooper. Cooper terminated the shelf registration effective August 6, 2004.

     Maturities of long-term debt for the five years subsequent to December 31, 2004 are $665.4 million, $12.2 million, $300.8 million, $100.4 million and $275.0 million, respectively. The future net minimum lease payments under capital leases are not significant.

     Short-term debt of $97.6 million at December 31, 2004 primarily consists of $92.2 million borrowed in December 2004 and maturing in February 2005.

     Total interest paid during 2004, 2003 and 2002 was $82 million, $83 million and $65 million, respectively.

     Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $35.0 million, $39.4 million and $44.0 million during 2004, 2003 and 2002, respectively.

     At December 31, 2004, minimum annual rental commitments under noncancellable operating leases that have an initial or remaining lease term in excess of one year were $21.0 million in 2005, $19.7 million in 2006, $16.1 million in 2007, $12.2 million in 2008, $6.6 million in 2009 and $13.9 million thereafter.

NOTE 9: COMMON AND PREFERRED STOCK

     Cooper’s authorized share capital is U.S. $4,100,000 consisting of 250,000,000 Class A common shares, par value of $.01 per share, 150,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares were outstanding at December 31, 2004, 2003 or 2002.

     At December 31, 2004, 92,543,660 Class A common shares, $.01 par value were issued and outstanding (excluding the 3,700,200 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 93,797,765 Class A common shares, $.01 par value (excluding the 1,130 Class A common shares

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

held by wholly-owned subsidiaries) at December 31, 2003. During 2004, Cooper issued 2,446,095 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2004, Cooper’s wholly-owned subsidiaries purchased 3,700,200 Class A common shares for $202.9 million. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During 2004, 1,130 Class A common shares held by wholly-owned subsidiaries were issued primarily in connection with employee benefit plans, leaving 3,700,200 Class A common shares held by wholly-owned subsidiaries at December 31, 2004.

     At December 31, 2003, 93,797,765 Class A common shares, $.01 par value were issued and outstanding (excluding 1,130 Class A common shares held by Cooper Ohio) compared to 91,709,144 Class A common shares, $.01 par value that were issued and outstanding (excluding 1,519,214 Class A common shares held by Cooper Ohio) at December 31, 2002. During 2003, Cooper Ohio purchased 153,500 Class A common shares for $5.5 million. During 2003, Cooper issued 2,242,121 Class A common shares (including 1,671,584 shares held by Cooper Ohio) primarily in connection with employee benefit plans and Cooper’s dividend reinvestment program.

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

     Additionally, Cooper issued 129,201 Class A common shares in 2002 after the reorganization primarily in connection with employee benefits plans. During the third and fourth quarters of 2002, Cooper Ohio purchased 1,804,250 Class A common shares for $56.4 million. The share purchases are recorded by Cooper Ohio as an investment in its parent company that is eliminated in consolidation. During 2002, 285,036 of the Class A common shares held by Cooper Ohio were issued primarily to satisfy the matching obligation under the Cooper Ohio Retirement Savings and Stock Ownership Plan, leaving 1,519,214 Class A common shares held by Cooper Ohio at December 31, 2002.

     As part of the reorganization, Cooper Ohio transferred the shares of certain subsidiaries to Cooper in exchange for Cooper Class B common shares. The Class B common shares held by Cooper Ohio are accounted for as an investment in the parent company that is eliminated in consolidation. The Class B common shares are not entitled to vote, except as to matters for which Bermuda law specifically requires voting rights for otherwise nonvoting shares. Cooper and its wholly-owned subsidiaries have entered into a voting agreement which provides that in those limited circumstances where the Class B common shares have the right to vote, Cooper’s wholly-owned subsidiaries shall vote the Class B common shares and any Class A common shares that may be held by Cooper’s wholly-owned subsidiaries in the same proportion as the holders of Class A common shares. If at any time a dividend is declared or paid on the Class A common shares, a like dividend shall be declared and paid on Class B common shares in an equal amount per share. During 2004, 2003 and 2002, Cooper’s wholly-owned subsidiaries waived their rights to receive the regular quarterly dividend declared of $.35 per share (a total of $81.6 million in 2004, $80.6 million in 2003 and $40.6 million in 2002) on both the Class A and Class B common shares held by Cooper’s wholly-owned subsidiaries.

     Under the terms of the Dividend Reinvestment Plan, any holder of common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in common stock without incurring any

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

brokerage commissions or service charges. At December 31, 2004, Cooper had 16,007,568 shares reserved for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards, restricted stock awards and subscriptions under the Employee Stock Purchase Plan and other plans.

     On February 9, 2005, Cooper’s Board of Directors announced an increase in the annual dividend rate of Cooper’s common stock by eight cents per share to $1.48, or 37 cents per quarter.

     During May 2002, Cooper adopted a Shareholder Rights Plan to replace the rights attached to the common stock of Cooper Ohio. The Board of Directors authorized the issuance of one right for each common share outstanding on May 22, 2002. Each Right entitles the holder to buy one one-hundredth of a share of Series A Participating Preferred Stock at a purchase price of $225 per one one-hundredth of a share or, in certain circumstances common shares having a value of twice the purchase price. Each Right becomes exercisable only in certain circumstances constituting a potential change of control on a basis considered inadequate by the Board of Directors. The Rights expire August 5, 2007 and, at Cooper’s option, may be redeemed prior to expiration for $.01 per Right.

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

     A summary of the status of Cooper’s fixed stock option plans for officers and employees as of December 31, 2004 and activity during the three years ended December 31, 2004 is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	7,325,526	$40.32	7,318,903	$40.74	4,740,658	$44.07
Granted	1,062,750	$55.65	1,421,100	$37.36	2,806,425	$35.21
Exercised	(1,993,088)	$40.93	(1,184,395)	$39.40	(41,096)	$38.52
Canceled	(139,456)	$42.04	(230,082)	$40.12	(187,084))	$42.78

Outstanding at end of year	6,255,732	$42.69	7,325,526	$40.32	7,318,903	$40.74

Options exercisable at end of year	3,488,466		3,642,301		3,033,777
Options available for grant at end of year	5,013,148		1,351,330		2,359,814

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Options Outstanding				Options Exercisable
		Weighted
	Shares	Average	Weighted	Shares	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	At	Contractual	Exercise	At	Exercise
Exercise Prices	12/31/04	Life	Price	12/31/04	Price
$29.46 - $35.21	1,743,130	6.4	$35.14	891,643	$35.10
$36.76 - $39.06	1,663,098	3.6	$37.52	792,653	$37.75
$39.77 - $43.47	425,896	4.0	$43.43	422,562	$43.45
$45.06 - $46.10	1,059,279	5.2	$45.97	1,059,279	$45.97
$50.67 - $57.56	1,364,329	5.4	$55.86	322,329	$56.60

	6,255,732			3,488,466

     During 2004, 2003 and 2002, respectively, options to purchase 18,000, 18,000 and 9,000 shares of common stock were granted to nonemployee directors at an exercise price of $57.27, $37.28 and $41.08. During 2004, options for 5,000 shares were exercised at prices ranging from $42.13 to $49.03 per share. No nonemployee director options were exercised in 2003 or 2002. At December 31, 2004, options under the director plans for 44,000 common shares were exercisable at $33.66 to $63.78 per share, and 54,968 shares were reserved for future grants.

     Participants in the Employee Stock Purchase Plan receive an option to purchase common stock at a price that is the lesser of 85% of the market value on the offering date or 85% of the market value on the purchase date. On September 10, 2003, a total of 483,091 shares were sold to employees at $34.07 per share. There is currently no outstanding offering under the plan. At December 31, 2004, an aggregate of 1,940,885 shares of common stock were reserved for future issuance.

     See Note 1 of the Notes to the Consolidated Financial Statements for information on stock-based compensation expense.

NOTE 11: ACCUMULATED NONOWNER CHANGES IN EQUITY

		Gain
	Minimum	(Loss) On	Cumulative
	Pension	Derivative	Translation
	Liability	Instruments	Adjustment	Total
	(in millions)
Balance December 31, 2001	$(3.4)	$(0.3)	$(124.1)	$(127.8)
Current year other nonowner changes in equity	(33.4)	0.2	(4.4)	(37.6)

Balance December 31, 2002	(36.8)	(0.1)	(128.5)	(165.4)
Current year other nonowner changes in equity	(22.9)	(1.4)	26.2	1.9

Balance December 31, 2003	(59.7)	(1.5)	(102.3)	(163.5)
Current year other nonowner changes in equity	(8.0)	3.0	36.3	31.3

Balance December 31, 2004	$(67.7)	$1.5	$(66.0)	$(132.2)

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2004			2003			2002
	Before	Tax		Before	Tax		Before	Tax
	Tax	(Expense)	Net	Tax	(Expense)	Net	Tax	(Expense)	Net
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(in millions)
Minimum pension liability adjustment	$(13.3)	$5.3	$(8.0)	$(38.1)	$15.2	$(22.9)	$(55.7)	$22.3	$(33.4)

Change in fair value of derivatives	5.2	(2.1)	3.1	(4.7)	1.9	(2.8)	0.1	—	0.1
Reclassification to earnings	(0.2)	0.1	(0.1)	2.4	(1.0)	1.4	0.2	(0.1)	0.1

	5.0	(2.0)	3.0	(2.3)	0.9	(1.4)	0.3	(0.1)	0.2

Translation adjustment	55.8	(19.5)	36.3	40.2	(14.0)	26.2	(6.8)	2.4	(4.4)

Other nonowner changes in equity	$47.5	$(16.2)	$31.3	$(0.2)	$2.1	$1.9	$(62.2)	$24.6	$(37.6)

NOTE 12: INCOME TAXES

	Year Ended December 31,
	2004	2003	2002
	($ in millions)
Components of income from continuing operations before income taxes:
U.S. operations	$71.3	$56.1	$81.4
Foreign operations	357.2	290.4	198.8

Income from continuing operations before income taxes	$428.5	$346.5	$280.2

Components of income tax expense:
Current:
U.S. Federal	$4.6	$(62.1)	$8.0
U.S. state and local	4.9	(8.2)	5.4
Foreign	51.5	43.2	49.4

	61.0	(27.1)	62.8

Deferred:
U.S. Federal	19.8	79.7	30.5
U.S. state and local	4.7	21.0	3.3
Foreign	3.2	(1.4)	(30.1)

	27.7	99.3	3.7

Income tax expense	$88.7	$72.2	$66.5

Total income taxes paid	$87.3	$30.8	$27.9

Effective tax rate reconciliation:
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	1.5	2.4	2.0
Non U.S. Operations	(13.5)	(15.8)	(11.5)
Extraterritorial income exclusion	(1.0)	(1.2)	(1.4)
Tax credits	(1.3)	(0.2)	(0.2)
Other	—	0.6	(0.2)

Effective tax rate attributable to continuing operations	20.7%	20.8%	23.7%

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	December 31,
	2004	2003
	(in millions)
Components of deferred tax assets and liabilities:
Deferred tax assets:
Postretirement and other employee welfare benefits	$71.2	$72.8
Accrued liabilities	211.6	182.3
Minimum pension liability	45.1	39.8
Other	24.4	61.2

Total deferred tax assets	352.3	356.1

Deferred tax liabilities:
Property, plant and equipment and intangibles	(180.5)	(167.2)
Inventories	(13.9)	(14.4)
Pension plans	(71.0)	(53.9)
Other	(4.0)	(7.7)

Total deferred tax liabilities	(269.4)	(243.2)

Net deferred tax asset	$82.9	$112.9

     Generally, Cooper provides United States income tax that would be imposed on the repatriation of the earnings of its non-U.S. operations. However, as of December 31, 2004, United States income taxes have not been provided on approximately $110 million of undistributed non-U.S. earnings that are expected to be permanently reinvested outside the United States.

     Cooper is currently under audit by the Internal Revenue Service for the years 2000-2001 as well as by other taxing authorities. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains an allowance for tax contingencies, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed. However, management does not believe that any of these matters will have a material adverse effect on Cooper’s consolidated results of operations.

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFITS

     Cooper and its subsidiaries have numerous defined benefit pension plans and other postretirement benefit plans. The benefits provided under Cooper’s various postretirement benefit plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 90% of the total. Current employees, unless grandfathered under plans assumed in acquisitions, are not provided postretirement benefits other than pensions. The vast majority of the annual other postretirement benefit expense is related to employees who are already retired. The measurement date for all plan disclosures is December 31.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(in millions)
Change in benefit obligation:
Benefit obligation at January 1	$691.5	$650.1	$138.8	$139.0
Service cost	16.2	16.8	0.2	0.2
Interest cost	41.8	42.0	8.2	9.2
Benefit payments	(52.4)	(47.6)	(13.3)	(13.8)
Actuarial (gain) loss	46.4	12.2	(4.4)	4.2
Exchange rate changes	11.1	15.4	—	—
Other	9.1	2.6	—	—

Benefit obligation at December 31	763.7	691.5	129.5	138.8

Change in plan assets:
Fair value of plan assets at January 1	584.6	534.3	—	—
Actual return on plan assets	50.9	68.9	—	—
Employer contributions	61.7	44.1	13.3	13.8
Benefit payments	(49.8)	(45.6)	(13.3)	(13.8)
Exchange rate changes	4.9	4.6	—	—
Other	8.2	(21.7)	—	—

Fair value of plan assets at December 31	660.5	584.6	—	—

Funded status	(103.2)	(106.9)	(129.5)	(138.8)
Unrecognized actuarial (gain) loss	204.0	166.8	(43.0)	(41.4)
Unrecognized prior service cost	8.0	7.9	(0.8)	(0.9)

Net amount recognized	$108.8	$67.8	$(173.3)	$(181.1)

Amounts recognized in the balance sheet consist of:
Prepaid benefit asset	$120.2	$80.1	$—	$—
Accrued benefit liability	(124.1)	(111.7)	(173.3)	(181.1)
Accumulated other nonowner changes in equity	112.7	99.4	—	—

Net amount recognized	$108.8	$67.8	$(173.3)	$(181.1)

     The accumulated benefit obligation for defined benefit pension plans was $738.8 million and $673.3 million at December 31, 2004 and 2003, respectively.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $298.3 million, $291.9 million and $175.0 million, respectively as of December 31, 2004 and $268.5 million, $262.6 million and $159.9 million, respectively at December 31, 2003.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(in millions)
Components of net periodic benefit cost:
Service cost	$16.2	$16.8	$16.0	$0.2	$0.2	$0.2
Interest cost	41.8	42.0	42.9	8.2	9.2	9.7
Expected return on plan assets	(47.1)	(40.1)	(46.3)	—	—	—
Amortization of unrecognized transition obligation	—	0.3	0.2	—	—	—
Amortization of prior service cost	0.6	0.6	0.6	(0.1)	(0.1)	(0.8)
Recognized actuarial (gain) loss	7.4	8.9	3.3	(2.8)	(3.5)	(3.9)
Curtailment	—	0.2	—	—	—	—

Net periodic benefit cost	$18.9	$28.7	$16.7	$5.5	$5.8	$5.2

			Other
	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.00% - 5.75%	5.50% - 6.25%	5.75%	6.25%
Rate of compensation increase	2.25% - 4.00%	2.75% - 4.00%	—	—

			Other
	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Weighted average assumptions used to determine net costs for the years ended December 31:
Discount rate	5.50% - 6.25%	6.00% - 7.00%	6.25%	7.00%
Expected return on plan assets	6.25% - 8.50%	6.50% - 8.50%	—	—
Rate of compensation increase	2.75% - 4.00%	2.75% - 4.25%	—	—

	2004	2003
Assumed healthcare cost trend rates:
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate to which trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend rate	2009	2008

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(in millions)
A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
Effect on total of service and interest cost components	$0.6	$(0.5)
Effect on the postretirement benefit obligation	$8.9	$(7.9)

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Defined benefit pension plan assets consist of:

	Percentage of Plan Assets
	at December 31,
Asset Category	2004	2003
Equity Securities	75%	53%
Debt Securities	25%	47%

	100%	100%

     Cooper’s policy is to invest its pension assets in equity and fixed income investments. The plan investments are managed by outside investment advisors and include equity futures, other equity derivatives, fixed income futures and short to intermediate duration fixed income securities. The allocation of plan assets is determined based on plan liabilities and funded status.

     Cooper’s overall expected long-term rate of return on assets assumption is based upon (i) a long-term expected inflation rate, (ii) long-term expected stock and bond market risk premiums over the expected inflation rate, and (iii) a target allocation of equity and fixed income securities that will generate the overall expected long-term rate of return.

     During 2005, Cooper expects to contribute approximately $20 million in cash to the defined benefit pension plans. Other postretirement benefit plans are not subject to any minimum regulatory funding requirements. Cooper funds these benefits payments as incurred.

     Estimated future benefit payments for the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $48.6 million in 2005, $53.8 million in 2006, $54.3 million in 2007, $53.7 million in 2008, $57.3 million in 2009 and $297.3 million for 2010 through 2014.

     During the fourth quarter of 2003, Cooper recorded a $12.5 million restructuring charge as an estimate of Cooper’s portion of unfunded benefit obligations related to the withdrawal from a multiple-employer pension plan associated with the closing of Cooper Wiring Device manufacturing operations in New York City. Cooper participates in three other multiple-employer plans. Obligations under these plans are insignificant.

     During 2004, 2003 and 2002, expense with respect to domestic and foreign defined contribution plans (primarily related to various groups of hourly employees) totaled $16.4 million, $14.1 million and $15.5 million, respectively.

NOTE 14: RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN

     All full-time domestic employees, except for certain bargaining unit employees, are eligible to participate in the Cooper Ohio Retirement Savings and Stock Ownership Plan (“CO-SAV”). Under the terms of the CO-SAV plan, employee savings deferrals are partially matched with Cooper common stock.

     Compensation expense for the CO-SAV plan was $20.0 million, $18.9 million and $19.3 million in 2004, 2003 and 2002, respectively.

NOTE 15: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

Industry Segments

     Cooper’s operations consist of two segments: Electrical Products and Tools & Hardware. Markets for Cooper’s products and services are worldwide, with the United States being the largest market.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     Financial information by industry segment was as follows:

	Revenues			Operating Earnings			Total Assets
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in millions)
Electrical Products	$3,722.2	$3,358.4	$3,324.9	$511.2	$435.1	$400.6	$3,591.8	$3,433.2	$3,394.0
Tools & Hardware	740.7	703.0	635.6	62.7	39.0	27.3	737.0	734.6	724.2

Total management reporting	$4,462.9	$4,061.4	$3,960.5	573.9	474.1	427.9	4,328.8	4,167.8	4,118.2

Segment restructuring				—	(16.0)	(36.7)

Net segment operating earnings				573.9	458.1	391.2

General Corporate:
Restructuring				—	13.4	(2.4)
Expense				(77.3)	(79.5)	(34.1)

Operating earnings				496.6	392.0	354.7
Interest expense, net				(68.1)	(74.1)	(74.5)
Interest income on tax refund				—	28.6	—

Consolidated income from continuing operations before income taxes				$428.5	$346.5	$280.2

Corporate assets							1,012.0	797.5	569.7
Consolidated assets							$5,340.8	$4,965.3	$4,687.9

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Electrical	Tools &		Consolidated
	Products	Hardware	Corporate	Total
		(in millions)
2004
Depreciation	$93.9	$21.7	$2.0	$117.6
Capital expenditures	73.0	10.2	19.6	102.8
Investment in unconsolidated affiliates	23.3	—	—	23.3

2003
Depreciation	$90.3	$26.9	$4.2	$121.4
Restructuring	16.4	(0.4)	(13.4)	2.6
Capital expenditures	54.7	12.8	12.4	79.9
Investment in unconsolidated affiliates	21.9	—	—	21.9

2002
Depreciation	$89.3	$29.1	$3.3	$121.7
Restructuring	24.0	12.7	2.4	39.1
Capital expenditures	57.6	12.2	4.0	73.8
Investment in unconsolidated affiliates	20.9	—	—	20.9

Geographic Information

     Revenues and long-lived assets by country are summarized below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Revenues are generally denominated in the currency of the location of the assets producing the revenues.

	Revenues			Long-Lived Assets
	2004	2003	2002	2004	2003	2002
	(in millions)
United States	$3,264.4	$2,984.3	$3,023.2	$703.4	$674.5	$691.8
Germany	249.7	250.2	191.0	42.4	41.4	39.4
United Kingdom	283.6	241.1	225.7	67.3	56.0	52.5
Canada	181.6	159.8	142.0	0.9	0.9	0.9
Mexico	132.1	126.5	130.4	85.6	74.6	81.7
Other foreign countries	351.5	299.5	248.2	54.5	45.9	38.5

	$4,462.9	$4,061.4	$3,960.5	$954.1	$893.3	$904.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     International revenues by destination, based on the location products were delivered, were as follows by segment:

	International Revenues
	2004	2003	2002
		(in millions)
Electrical Products	$1,052.5	$913.3	$832.6
Tools & Hardware	329.0	324.0	281.3

	$1,381.5	$1,237.3	$1,113.9

NOTE 16: CHARGE RELATED TO DISCONTINUED OPERATIONS

     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2004, a total of 133,161 Abex Claims were filed, of which 86,461 claims have been resolved leaving 46,700 Abex Claims pending at December 31, 2004, that are the responsibility of Federal-Mogul. During the year ended December 31, 2004, 18,185 claims were filed and 34,180 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,911 before insurance. A total of $66 million was spent on defense costs for the period August 28, 1998 through December 31, 2004. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Cooper’s fourth-quarter 2001 analysis of the contingent liability exposure assumed that the liabilities would be settled within the Federal-Mogul bankruptcy proceedings. This analysis assumed that representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) would reach similar conclusions regarding the potential future liabilities and insurance recoveries as Cooper did based on the Bates White, LLC analysis. Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with the Representatives regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust. Based on the status of the negotiations in 2004, Cooper concluded that it was probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.

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

     Cooper has continued discussions with the Representatives, but to date has been unable to reach a satisfactory conclusion. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $225.1 million and $252.5 million at December 31, 2004 and 2003, respectively.

NOTE 17: FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES, CONCENTRATIONS OF CREDIT RISK AND FAIR
                    VALUE OF FINANCIAL INSTRUMENTS

Derivative Instruments and Hedging Activities

     Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended, requires that all derivatives be recognized as assets and liabilities and measured at fair value. For derivative instruments that are not designated as hedges, the gain or loss on the derivative is recognized in earnings currently. A derivative instrument may be designated as a hedge of the exposure to changes in the fair value of an asset or liability or variability in expected future cash flows if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment is recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated nonowner changes in equity and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of Cooper’s businesses, Cooper is exposed to the effect of foreign exchange rate changes on its cash flows and earnings. Cooper enters into foreign currency forward exchange contracts to hedge significant foreign currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

     Foreign currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. The net gain or loss on contracts designated as fair value hedges was not material during 2004, 2003 or 2002. Foreign currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. The net gain or loss on contracts designated as cash flow hedges was not material during 2004, 2003 or 2002. Cooper also enters into certain foreign currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to intercompany financing transactions.

     Cooper enters into commodity futures contracts to reduce the volatility of price fluctuations on a portion of its forecasted annual raw material purchases. These instruments are designated as cash flow hedges. The net gain or loss on commodity futures contracts was not material in 2004, 2003 or 2002.

     During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six-month LIBOR rate plus 1.91% (with semi-annual reset). The interest-rate swaps are designated as fair value hedges. The notional principal amount and maturity dates of the interest-rate swaps match the underlying long-term debt. During the years ended December 31, 2004 and 2003, respectively, Cooper recognized a $5.1 million and $2.4 million reduction of interest expense, net related to the interest-rate swaps.

     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. At December 31, 2004, Cooper expects to reclassify $1.5 million of net gains on derivative instruments designated as cash flow hedges from accumulated nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2004, 2003 and 2002 was not material.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at December 31, 2004 and 2003.

	December 31,
	2004	2003
	(in millions)
Canadian Dollar	$92.2	$—
U.S. Dollar	17.4	39.5
Euro	15.2	4.4
British Pound Sterling	2.9	—
Mexican Peso	—	9.6
Swiss Franc	—	1.1
Other	—	1.5

	$127.7	$56.1

Other Instruments

     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $106.6 million and $99.9 million at December 31, 2004 and 2003, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.

     The following transactions were implemented to partially align Cooper’s interest rate exposure profile with its short term interest rate expectations in an economically efficient manner that is consistent with its tax position.

     During 2002, Cooper sold at a premium U.S. Treasury securities due August 15, 2003 with a face amount of $750 million. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper’s interest rate exposure under this agreement to a maximum amount of $7.2 million. During the fourth quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $7.0 million. During 2001, Cooper sold at a premium U.S. Treasury securities due November 2002 with a face amount of $1.0 billion. Cooper obtained these securities pursuant to a repurchase agreement containing provisions that limit Cooper’s interest rate exposure under this agreement to a maximum amount of $7.0 million. During the second quarter of 2002, Cooper settled the interest rate exposure with a cash payment of $6.0 million. The repurchase agreements were settled immediately prior to the maturity of the securities. Settlement of these transactions did not require any financing by Cooper and the transactions did not create an asset or liability, other than as described above.

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

Fair Value of Financial Instruments Other than Derivatives

     Cooper’s financial instruments other than derivative instruments, consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Cooper had approximately $1.5 billion and $1.3 billion of debt instruments at December 31, 2004 and 2003, respectively. The book value of these instruments was approximately equal to fair value (as represented primarily by quoted market prices) at December 31, 2004 and 2003.

NOTE 18: NET INCOME PER COMMON SHARE

	Basic			Diluted
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
	($ in millions, shares in thousands)
Income from continuing operations	$339.8	$274.3	$213.7	$339.8	$274.3	$213.7

Charge from discontinued operations	—	126.0	—	—	126.0	—

Net income applicable to Common stock	$339.8	$148.3	$213.7	$339.8	$148.3	$213.7

Weighted average Common shares outstanding	92,480	92,683	93,152	92,480	92,683	93,152

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards				2,283	1,088	517
Weighted average Common shares and Common share equivalents				94,763	93,771	93,669

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 19: UNAUDITED QUARTERLY OPERATING RESULTS

	2004 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,064.6	$1,109.3	$1,140.2	$1,148.8
Cost of sales	742.0	775.2	798.4	804.1
Selling and administrative expenses	208.4	212.0	211.6	214.6

Operating earnings	114.2	122.1	130.2	130.1
Interest expense, net	17.1	17.2	17.0	16.8

Income before income taxes	97.1	104.9	113.2	113.3
Income taxes	19.4	21.0	23.9	24.4

Net income	$77.7	$83.9	$89.3	$88.9

Income per Common share

Basic	$.83	$.91	$.97	$.96
Diluted	$.81	$.89	$.95	$.94

	2003 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$957.8	$1,010.9	$1,048.7	$1,044.0
Cost of sales	674.7	716.7	744.8	735.7
Selling and administrative expenses	192.3	194.9	197.3	210.4
Restructuring	—	(14.3)	—	16.9

Operating earnings	90.8	113.6	106.6	81.0
Interest expense, net	20.1	19.5	18.3	16.2
Interest income on tax refund	—	—	—	(28.6)
Income from continuing operations before income taxes	70.7	94.1	88.3	93.4
Income taxes	14.1	21.7	17.7	18.7

Income from continuing operations	56.6	72.4	70.6	74.7
Charge related to discontinued operations	—	—	—	126.0

Net income (loss)	$56.6	$72.4	$70.6	$(51.3)

Income (loss) per Common share

Basic:
Income from continuing operations	$.62	$.79	$.76	$.80
Charge from discontinued operations	—	—	—	1.34

Net income (loss)	$.62	$.79	$.76	$(.54)

Diluted:
Income from continuing operations	$.61	$.78	$.75	$.78
Charge from discontinued operations	—	—	—	1.32

Net income (loss)	$.61	$.78	$.75	$(.54)

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

Consolidating Income Statements
Year Ended December 31, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$185.5	$4,290.8	$(13.4)	$4,462.9
Cost of sales	0.7	124.1	3,008.3	(13.4)	3,119.7
Selling and administrative expenses	9.5	90.5	746.6	—	846.6
Interest expense, net	(1.0)	47.8	21.3	—	68.1
Equity in earnings of subsidiaries, net of tax	353.4	377.5	162.0	(892.9)	—
Intercompany income (expense)	(4.4)	(256.9)	261.3	—	—

Income before income taxes	339.8	43.7	937.9	(892.9)	428.5
Income tax expense (benefit)	—	(118.3)	207.0	—	88.7

Net income	$339.8	$162.0	$730.9	$(892.9)	$339.8

Consolidating Income Statements
Year Ended December 31, 2003
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$281.8	$3,804.3	$(24.7)	$4,061.4
Cost of sales	—	183.9	2,712.7	(24.7)	2,871.9
Selling and administrative expenses	7.2	115.1	672.6	—	794.9
Restructuring	—	(13.1)	15.7	—	2.6
Interest expense, net	(0.3)	53.3	21.1	—	74.1
Interest income on tax refund	—	(28.6)	—	—	(28.6)
Equity in earnings of subsidiaries, net of tax	165.8	342.1	(17.0)	(490.9)	—
Intercompany income (expense)	(0.2)	(338.3)	348.9	(10.4)	—

Income from continuing operations before income taxes	158.7	(25.0)	714.1	(501.3)	346.5
Income tax expense (benefit)	—	(134.0)	206.2	—	72.2

Income from continuing operations	158.7	109.0	507.9	(501.3)	274.3
Charge related to discontinued operations, net of taxes	—	126.0	—	—	126.0

Net income (loss)	$158.7	$(17.0)	$507.9	$(501.3)	$148.3

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31, 2002
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$280.1	$3,700.8	$(20.4)	$3,960.5
Cost of sales	—	172.1	2,679.2	(20.4)	2,830.9
Selling and administrative expenses	2.9	83.9	649.0	—	735.8
Restructuring	—	5.7	33.4	—	39.1
Interest expense, net	0.1	53.2	21.2	—	74.5
Equity in earnings of subsidiaries, net of tax	113.6	338.3	2.7	(454.6)	—
Intercompany income (expense)	66.0	(383.4)	318.2	(0.8)	—

Income (loss) before income taxes	176.6	(79.9)	638.9	(455.4)	280.2
Income tax expense (benefit)	—	(120.5)	187.0	—	66.5

Net income	$176.6	$40.6	$451.9	$(455.4)	$213.7

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating Balance Sheets
December 31, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$111.5	$246.1	$295.2	$—	$652.8
Receivables	—	15.0	805.9	—	820.9
Intercompany receivables	514.0	—	681.9	(1,195.9)	—
Inventories	—	—	523.0	—	523.0
Deferred income taxes and other current assets	1.3	215.0	5.6	—	221.9

Total current assets	626.8	476.1	2,311.6	(1,195.9)	2,218.6

Property, plant and equipment, less accumulated depreciation	—	34.5	661.9	—	696.4
Goodwill	—	—	2,142.3	—	2,142.3
Investment in subsidiaries	2,785.8	4,796.1	193.5	(7,775.4)	—
Investment in parent	—	2,245.5	202.2	(2,447.7)	—
Intercompany notes receivable	25.6	21.3	3,899.6	(3,946.5)	—
Deferred income taxes and other noncurrent assets	—	112.6	170.9	—	283.5

Total assets	$3,438.2	$7,686.1	$9,582.0	$(15,365.5)	$5,340.8

Short-term debt	$—	$—	$97.6	$—	$97.6
Accounts payable	32.5	21.1	297.1	—	350.7
Accrued liabilities	2.9	130.6	355.3	—	488.8
Accrual for discontinued operations	—	225.1	—	—	225.1
Intercompany payables	—	1,195.9	—	(1,195.9)	—
Current maturities of long-term debt	—	229.0	436.4	—	665.4

Total current liabilities	35.4	1,801.7	1,186.4	(1,195.9)	1,827.6

Long-term debt	—	688.3	10.3	—	698.6
Intercompany notes payable	135.7	3,763.9	46.9	(3,946.5)	—
Other long-term liabilities	—	253.2	274.9	—	528.1

Total liabilities	171.1	6,507.1	1,518.5	(5,142.4)	3,054.3

Class A common stock	0.9	—	—	—	0.9
Class B common stock	0.5	—	—	(0.5)	—
Subsidiary common stock	—	—	137.0	(137.0)	—
Capital in excess of par value	2,882.2	12.1	7,252.0	(9,700.1)	446.2
Retained earnings	350.0	1,263.8	773.1	(415.3)	1,971.6
Accumulated other nonowner changes in equity	33.5	(96.9)	(98.6)	29.8	(132.2)

Total shareholders’ equity	3,267.1	1,179.0	8,063.5	(10,223.1)	2,286.5

Total liabilities and shareholders’ equity	$3,438.2	$7,686.1	$9,582.0	$(15,365.5)	$5,340.8

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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating Statements of Cash Flows
Year Ended December 31, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(7.3)	$(107.4)	$588.3	$—	$473.6

Cash flows from investing activities:
Capital expenditures	—	(21.4)	(81.4)	—	(102.8)
Cash paid for acquired business	—	—	(48.6)	—	(48.6)
Intercompany sale (purchase) of investment in parent	—	(182.1)	182.1	—	—
Intercompany sale (purchase) of investment in subsidiaries	—	109.5	(109.5)	—	—
Investments in affiliates	(9.0)	(80.3)	—	89.3	—
Loans to affiliates	(60.5)	(23.6)	(154.0)	238.1	—
Repayments of loans from affiliates	35.1	23.0	84.5	(142.6)	—
Dividends from subsidiaries	134.0	87.7	—	(221.7)	—
Other	—	28.3	11.8	(28.3)	11.8

Net cash provided by (used in) investing activities	99.6	(58.9)	(115.1)	(65.2)	(139.6)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	94.3	—	94.3
Repayments of debt	—	—	(4.7)	—	(4.7)
Borrowings from affiliates	176.1	—	62.0	(238.1)	—
Repayments of loans from affiliates	(132.1)	—	(10.5)	142.6	—
Other intercompany financing activities	9.8	187.1	(196.9)	—	—
Dividends	(131.0)	—	—	—	(131.0)
Dividends paid to parent	—	—	(221.7)	221.7	—
Subsidiary purchase of parent shares	—	(110.3)	(92.6)	—	(202.9)
Issuance of stock	—	—	89.3	(89.3)	—
Employee stock plan activity and other	—	78.4	(28.3)	28.3	78.4

Net cash provided by (used in) financing activities	(77.2)	155.2	(309.1)	65.2	(165.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	21.0	—	21.0

Increase (decrease) in cash and cash equivalents	15.1	(11.1)	185.1	—	189.1
Cash and cash equivalents, beginning of year	96.4	257.2	110.1	—	463.7

Cash and cash equivalents, end of year	$111.5	$246.1	$295.2	$—	$652.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating Statements of Cash Flows
Year Ended December 31, 2003
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(6.1)	$(297.7)	$749.1	$—	$445.3

Cash flows from investing activities:
Capital expenditures	—	(16.4)	(63.5)	—	(79.9)
Investments in affiliates	—	(23.2)	—	23.2	—
Loans to affiliates	—	(27.9)	(122.0)	149.9	—
Repayments from affiliates	—	26.5	15.0	(41.5)	—
Dividends from subsidiaries	101.0	5.6	—	(106.6)	—
Other	—	8.7	9.4	—	18.1

Net cash provided by (used in) investing activities	101.0	(26.7)	(161.1)	25.0	(61.8)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	4.3	—	4.3
Repayments of debt	—	(169.7)	(4.7)	—	(174.4)
Borrowings from affiliates	91.9	15.0	43.0	(149.9)	—
Repayments to affiliates	—	(15.0)	(26.5)	41.5	—
Other intercompany financing activities activities	4.0	450.7	(454.7)	—	—
Dividends	(129.7)	—	—	—	(129.7)
Dividends paid to parent	—	—	(106.6)	106.6	—
Subsidiary purchase of parent shares	—	(5.5)	—	—	(5.5)
Issuance of stock	—	—	23.2	(23.2)	—
Employee stock plan activity and other	1.4	61.8	—	—	63.2

Net cash provided by (used in) financing activities	(32.4)	337.3	(522.0)	(25.0)	(242.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	20.3	—	20.3

Increase in cash and cash equivalents	62.5	12.9	86.3	—	161.7
Cash and cash equivalents, beginning of year	33.9	244.3	23.8	—	302.0

Cash and cash equivalents, end of year	$96.4	$257.2	$110.1	$—	$463.7

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating Statements of Cash Flows
Year Ended December 31, 2002
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$29.7	$(223.9)	$674.0	$—	$479.8

Cash flows from investing activities:
Capital expenditures	—	(6.1)	(67.7)	—	(73.8)
Investments in affiliates	—	(34.0)	—	34.0	—
Loans to affiliates	(0.1)	(0.7)	(29.2)	30.0	—
Dividends from subsidiaries	67.0	7.4	—	(74.4)	—
Other	—	2.3	18.6	—	20.9

Net cash provided by (used in) investing activities	66.9	(31.1)	(78.3)	(10.4)	(52.9)

Cash flows from financing activities:
Proceeds from issuances of debt	—	575.0	33.3	—	608.3
Repayments of debt	—	(380.4)	(133.1)	—	(513.5)
Borrowings from affiliates	—	29.2	0.8	(30.0)	—
Other intercompany financing activities	1.7	435.6	(437.3)	—	—
Dividends	(64.4)	(65.3)	—	—	(129.7)
Dividends paid to affiliates	—	—	(74.4)	74.4	—
Acquisition of treasury shares	—	(37.9)	—	—	(37.9)
Subsidiary purchase of parent shares	—	(56.4)	—	—	(56.4)
Issuance of stock	—	—	34.0	(34.0)	—
Employee stock plan activity and other	—	(3.3)	—	—	(3.3)

Net cash provided by (used in) financing activities	(62.7)	496.5	(576.7)	10.4	(132.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.9)	—	(3.9)

Increase in cash and cash equivalents.	33.9	241.5	15.1	—	290.5
Cash and cash equivalents, beginning of year	—	2.8	8.7	—	11.5

Cash and cash equivalents, end of year	$33.9	$244.3	$23.8	$—	$302.0

INDEX TO EXHIBITS

3.	Exhibit

10.25	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein.

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2000 through 2004.

21.0	List of Cooper Industries, Ltd. Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Bates White, LLC.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries, Ltd.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

See Item 15(a)3 for a list of Exhibits incorporated by reference.