Form 10-Q
period 2005-03-31
COOPER INDUSTRIES LTD
filed 2005-05-09
CIK 1141982

10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	1-31330

Cooper Industries, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-0355628

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 5800	Houston, Texas 77002

(Address of principal executive offices)	(Zip Code)

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

Yes ☑ No ☐

Number of registrant’s common stock outstanding as of March 31, 2005 was 92,849,043 Class A common shares that are held by the public and 7,766,537 Class A common shares and 54,810,129 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 6. Exhibits
Signatures
Exhibit Index
Fourth Supplemental Indenture
Summary of Executive Compensation Arrangements
Summary of Nonemployees Director Compensation
Form of Executive Stock Incentive Agreement
Amended and Restated Stock Incentive Plan
Form of Management Continuity Agreement
Computation of Ratios of Earnings to Fixed Charges
Consent of Bates White, LLC
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended
	March 31,
	2005	2004
	(in millions, where applicable)
Revenues	$1,144.8	$1,064.6
Cost of sales	787.6	742.0
Selling and administrative expenses	227.5	208.4

Operating earnings	129.7	114.2
Interest expense, net	17.8	17.1

Income before income taxes	111.9	97.1
Income taxes	24.1	19.4

Net income	$87.8	$77.7

Income per common share:
Basic	$.94	$.83

Diluted	$.92	$.81

Cash dividends per common share	$.37	$.35

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(in millions)
ASSETS

Cash and cash equivalents	$524.8	$652.8
Receivables	841.0	820.9
Inventories	579.7	523.0
Deferred income taxes and other current assets	198.5	221.9

Total current assets	2,144.0	2,218.6

Property, plant and equipment, less accumulated depreciation	688.1	696.4
Goodwill	2,124.6	2,142.3
Deferred income taxes and other noncurrent assets	283.5	283.5

Total assets	$5,240.2	$5,340.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$7.2	$97.6
Accounts payable	377.6	350.7
Accrued liabilities	432.0	488.8
Accrual for discontinued operations	218.6	225.1
Current maturities of long-term debt	643.1	665.4

Total current liabilities	1,678.5	1,827.6

Long-term debt	693.9	698.6
Postretirement benefits other than pensions	171.1	173.3
Other long-term liabilities	352.1	354.8

Total liabilities	2,895.6	3,054.3

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	460.5	446.2
Retained earnings	2,024.8	1,971.6
Accumulated other nonowner changes in equity	(141.6)	(132.2)

Total shareholders’ equity	2,344.6	2,286.5

Total liabilities and shareholders’ equity	$5,240.2	$5,340.8

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005	2004
	(in millions)
Cash flows from operating activities:
Net income	$87.8	$77.7

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	29.3	29.4
Deferred income taxes	9.6	15.6
Restructuring charge payments	(0.2)	(2.6)
Changes in assets and liabilities: (1)
Receivables	(29.1)	(43.2)
Inventories	(55.9)	(14.3)
Accounts payable and accrued liabilities	(40.1)	(18.6)
Other assets and liabilities, net	18.8	18.8

Net cash provided by operating activities	20.2	62.8

Cash flows from investing activities:
Capital expenditures	(19.9)	(16.7)
Cash paid for acquired businesses	(2.4)	(10.1)
Proceeds from sales of property, plant and equipment and other	0.5	3.3

Net cash used in investing activities	(21.8)	(23.5)

Cash flows from financing activities:
Proceeds from issuances of debt	—	1.0
Repayments of debt	(90.1)	(0.8)
Dividends	(34.6)	(32.9)
Subsidiary purchase of parent shares	(28.0)	(109.5)
Activity under employee stock plans and other	25.4	12.2

Net cash used in financing activities	(127.3)	(130.0)
Effect of exchange rate changes on cash and cash equivalents	0.9	1.7

Decrease in cash and cash equivalents	(128.0)	(89.0)
Cash and cash equivalents, beginning of period	652.8	463.7

Cash and cash equivalents, end of period	$524.8	$374.7

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

     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2004 included in Part IV of Cooper’s 2004 Annual Report on Form 10-K.

     In December 2004, the Financial Accounting Standards Board issued FASB Statement 123(R), Share-Based Payment, which is a revision of SFAS No. 123. For Cooper, the revised statement is effective January 1, 2006. Statement 123(R) must be applied to new awards and previously granted awards that are not fully vested on the effective date. Cooper adopted SFAS No. 123 on January 1, 2003 using the prospective transition method which applied only to awards granted, modified or settled after the adoption date. Accordingly, compensation cost for some previously granted unvested awards that were not recognized under SFAS No. 123 will be recognized under Statement 123(R). Had we adopted Statement 123(R) in prior periods the impact of that standard would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of the Notes to the Consolidated Financial Statements.

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

     Effective January 1, 2003, Cooper adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. Cooper utilized the prospective method of adoption. Cooper accounts for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”). SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The fair value of restricted stock and performance-based awards granted was measured at the market price on the grant date. Stock-based compensation expense was $6.6 million and $4.3 million during the three months ended March 31, 2005 and 2004, respectively.

     The following table presents pro forma income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	March 31,
	2005	2004
	(in millions)
Net income, as reported	$87.8	$77.7

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4.0	2.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.5)	(2.6)

Pro forma net income	$89.3	$77.6

Earnings per share:
Basic – as reported	$.94	$.83
Basic – pro forma	$.96	$.83
Diluted – as reported	$.92	$.81
Diluted – pro forma	$.94	$.81

Note 3. Acquisitions

     During March of 2004, Cooper acquired a manufacturer of specification and commercial grade lighting fixtures, for $10.1 million.

Note 4. Inventories

	March 31,	December 31,
	2005	2004
	(in millions)
Raw materials	$213.5	$185.2
Work-in-process	129.0	118.6
Finished goods	340.3	320.2
Perishable tooling and supplies	13.4	13.2

	696.2	637.2
Allowance for excess and obsolete inventory	(58.7)	(58.9)
Excess of current standard costs over LIFO costs	(57.8)	(55.3)

Net inventories	$579.7	$523.0

Note 5. Shareholders’ Equity

     At March 31, 2005, 92,849,043 Class A common shares, $.01 par value were issued and outstanding (excluding the 7,766,537 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 92,543,660 Class A common shares, $.01 par value (excluding the 3,700,200 Class A common shares held by wholly-owned subsidiaries) at December 31, 2004. During the first quarter of 2005, Cooper issued 705,383 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first quarter of 2005, Cooper’s wholly-owned subsidiaries purchased 400,000 outstanding Class A common shares for $28.0 million under the Company’s share repurchase plan and a wholly-owned subsidiary purchased 3,669,037 previously unissued Class A common shares for a purchase price based on the fair market value of the shares. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During the first quarter of 2005, 2,700 Class A common shares held by wholly-owned subsidiaries were issued in connection with employee incentive plans, leaving 7,766,537 Class A common shares held by wholly-owned subsidiaries at March 31, 2005.

     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share. During 2004, Cooper’s wholly-owned subsidiaries waived their rights to receive the regular quarterly dividend declared. During the first quarter of 2005, Cooper’s wholly-owned subsidiaries elected to receive the regular quarterly dividend of $.37 per share (or an aggregate of $23.1 million) on all Class A and Class B common shares held.

Note 6. Segment Information

	Revenues		Operating Earnings
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in millions)
Electrical Products	$968.3	$890.7	$135.4	$120.8
Tools & Hardware	176.5	173.9	14.7	11.8

Total segments	$1,144.8	$1,064.6	150.1	132.6

General Corporate expense			20.4	18.4
Interest expense, net			17.8	17.1

Income before income taxes			$111.9	$97.1

Note 7. Pension and Other Postretirement Benefits

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in millions)
Components of net periodic benefit cost:
Service cost	$4.5	$4.4	$—	$—
Interest cost	10.4	10.1	1.8	2.1
Expected return on plan assets	(12.8)	(11.5)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Recognized actuarial (gain) loss	2.3	1.7	(0.8)	(0.7)

Net periodic benefit cost	$4.6	$4.9	$1.0	$1.4

Note 8. Income Taxes

     The effective tax rate was 21.5% for the three months ended March 31, 2005 and 20.0% for the three months ended March 31, 2004. The increase is primarily related to increased projected earnings in 2005 without a corresponding increase in projected tax benefits.

     In April 2005, Cooper received an Examination Report from the Internal Revenue Service, which included a challenge to the treatment of gains and interest deductions claimed on Cooper’s 2000 and 2001 federal income tax returns, relating to transactions involving government securities. If the proposed adjustment is upheld, it would require that Cooper pay approximately $26.5 million in taxes plus accrued interest. Interest will continue to accrue until the matter is resolved. Cooper believes these transactions were properly reported on its federal income tax returns in accordance with applicable tax laws and regulations in effect during the period involved. Cooper is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, management believes that the ultimate outcome of this matter will not have a material impact on Cooper’s consolidated financial position, results of operations, or cash flows.

Note 9. Net Income Per Common Share

	Basic		Diluted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(in millions)
Net income applicable to common stock	$87.8	$77.7	$87.8	$77.7

Weighted average common shares outstanding	93.0	93.5	93.0	93.5

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards			2.6	2.2

Weighted average common shares and common share equivalents			95.6	95.7

Options and employee awards are not considered in the calculations if the effect would be antidilutive.

Note 10. Net Income and Other Nonowner Changes in Equity

     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in millions)
Net income	$87.8	$77.7
Foreign currency translation gains (losses)	(8.1)	14.9
Change in fair value of derivatives	(1.3)	1.4

Net income and other nonowner changes in equity	$78.4	$94.0

Note 11. Restructuring Charges

     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of March 31, 2005, Cooper had paid a total of $5.1 million for these actions, all of which was for severance costs.

     A total of 114 salaried and 150 hourly personnel were eliminated as a result of these actions, and all personnel were terminated as of December 31, 2004. The majority of the severance obligation was paid by the first half of 2004. The multiple-employer pension obligation is expected to be paid over 15 years, beginning in 2005.

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

     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

			Facilities
	Number of	Accrued	Closure and
	Employees	Severance	Rationalization
		($ in millions)
Balance at December 31, 2002	1,022	$16.2	$5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at December 31, 2004	—	—	0.6
Cash expenditures	—	—	—

Balance at March 31, 2005	—	$—	$0.6

     A total of 435 salaried and 771 hourly positions were eliminated as a result of the planned closure and rationalization actions. Of those planned position eliminations, approximately 600 positions were replaced ultimately as a result of Cooper’s ongoing efforts to relocate production capacity to lower cost locations.

     See “Restructuring Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Note 12. Charge Related to Discontinued Operations

     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2005, a total of 134,215 Abex Claims were filed, of which 87,361 claims have been resolved leaving 46,854 Abex Claims pending at March 31, 2005, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2005, 2,855 claims were filed, 900 claims were resolved and based on an audit of records, 1,801 claims were tendered back to Pneumo Abex since Cooper believes they do not qualify as indemnified claims under the 1994 Agreement with Pneumo Abex. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,950 before insurance. A total of $69.2 million was spent on defense costs for the period August 28, 1998 through March 31, 2005. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

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

     Cooper’s fourth-quarter 2001 analysis of the contingent liability exposure assumed that the liabilities would be settled within the Federal-Mogul bankruptcy proceedings. This analysis assumed that representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) would reach similar conclusions regarding the potential future liabilities and insurance recoveries as Cooper did based on the Bates White, LLC analysis. Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with the Representatives regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust. Based on the status of negotiations in 2004, Cooper concluded that it was probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.

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

     Cooper has continued discussions with the Representatives, but to date has been unable to reach a satisfactory conclusion. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $218.6 million at March 31, 2005 and $225.1 million at December 31, 2004.

Note 13. Consolidating Financial Information

     Prior to January 1, 2005, Cooper fully and unconditionally guaranteed the registered debt securities of Cooper Industries, Inc. (“Cooper Ohio”), a wholly-owned indirect subsidiary. Effective January 1, 2005, Cooper Industries, LLC, a wholly-owned indirect subsidiary, became the successor issuer of Cooper Ohio’s registered debt securities as a result of a merger of Cooper Ohio into Cooper Industries, LLC. Cooper and certain principal operating subsidiaries fully and unconditionally guarantee, on a joint and several basis, the registered debt securities of Cooper Industries, LLC. The following condensed consolidating financial information is included so that separate financial statements of Cooper Industries, LLC or Cooper Ohio are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class A and Class B common shares are accounted for using the cost method.

Consolidating Income Statements
Three Months Ended March 31, 2005
(in millions)

		Cooper
		Industries,	Guaranteeing	Other	Consolidating
	Cooper	LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$751.6	$423.4	$(30.2)	$1,144.8
Cost of sales	0.2	—	536.4	281.2	(30.2)	787.6
Selling and administrative expenses	2.2	1.8	138.5	85.0	—	227.5
Interest expense, net	(0.5)	13.5	(1.0)	5.8	—	17.8
Equity in earnings of subsidiaries, net of tax	113.7	6.9	81.8	60.4	(262.8)	—
Intercompany income (expense)	(0.8)	—	(110.8)	134.7	(23.1)	—

Income (loss) before income taxes	111.0	(8.4)	48.7	246.5	(285.9)	111.9
Income tax expense (benefit)	—	(13.6)	(11.7)	49.4	—	24.1

Net income	$111.0	$5.2	$60.4	$197.1	$(285.9)	$87.8

Consolidating Income Statements
Three Months Ended March 31, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$67.0	$1,002.7	$(5.1)	$1,064.6
Cost of sales	0.4	43.4	703.3	(5.1)	742.0
Selling and administrative expenses	2.0	25.9	180.5	—	208.4
Interest expense, net	(0.2)	11.8	5.5	—	17.1
Equity in earnings of subsidiaries, net of tax	81.1	123.4	34.7	(239.2)	—
Intercompany income (expense)	(1.2)	(126.3)	127.5	—	—

Income (loss) before income taxes	77.7	(17.0)	275.6	(239.2)	97.1
Income tax expense (benefit)	—	(51.7)	71.1	—	19.4

Net income	$77.7	$34.7	$204.5	$(239.2)	$77.7

Consolidating Balance Sheets
March 31, 2005
(in millions)

		Cooper
		Industries,	Guaranteeing	Other	Consolidating
	Cooper	LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$82.0	$—	$161.3	$281.5	$—	$524.8
Receivables	—	—	483.2	357.8	—	841.0
Inventories	—	—	344.1	235.6	—	579.7
Deferred income taxes and other current assets	0.8	109.2	117.0	(28.5)	—	198.5

Total current assets	82.8	109.2	1,105.6	846.4	—	2,144.0

Property, plant and equipment, less accumulated depreciation	—	0.4	391.5	296.2	—	688.1
Goodwill	—	—	1,018.0	1,106.6	—	2,124.6
Investment in subsidiaries	4,646.5	718.3	4,832.5	2,314.4	(12,511.7)	—
Investment in parent	—	—	2,490.4	230.2	(2,720.6)	—
Intercompany accounts receivable	541.4	893.2	—	874.8	(2,309.4)	—
Intercompany notes receivable	4.5	—	63.4	5,834.1	(5,902.0)	—
Deferred income taxes and other noncurrent assets	—	109.8	47.2	126.5	—	283.5

Total assets	$5,275.2	$1,830.9	$9,948.6	$11,629.2	$(23,443.7)	$5,240.2

Short-term debt	$—	$—	$—	$7.2	$—	$7.2
Accounts payable	34.4	11.8	186.0	145.4	—	377.6
Accrued liabilities	3.3	25.0	279.7	124.0	—	432.0
Accrual for discontinued operations	—	218.6	—	—	—	218.6
Current maturities of long-term debt	—	229.0	—	414.1	—	643.1

Total current liabilities	37.7	484.4	465.7	690.7	—	1,678.5

Long-term debt	—	683.1	8.1	2.7	—	693.9
Intercompany accounts payable	—	—	1,661.7	647.7	(2,309.4)	—
Intercompany notes payable	135.7	462.9	5,235.5	67.9	(5,902.0)	—
Other long-term liabilities	—	78.0	329.2	116.0	—	523.2

Total liabilities	173.4	1,708.4	7,700.2	1,525.0	(8,211.4)	2,895.6

Class A common stock	1.0	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	246.9	(246.9)	—
Capital in excess of par value	3,152.4	—	495.3	6,405.4	(9,592.6)	460.5
Retained earnings	2,099.4	272.5	1,904.6	3,748.7	(6,000.4)	2,024.8
Accumulated other nonowner changes in equity	(151.5)	(150.0)	(151.5)	(296.8)	608.2	(141.6)

Total shareholders’ equity	5,101.8	122.5	2,248.4	10,104.2	(15,232.3)	2,344.6

Total liabilities and shareholders’ equity	$5,275.2	$1,830.9	$9,948.6	$11,629.2	$(23,443.7)	$5,240.2

Consolidating Balance Sheets
December 31, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$111.5	$246.1	$295.2	$—	$652.8
Receivables	—	15.0	805.9	—	820.9
Inventories	—	—	523.0	—	523.0
Deferred income taxes and other current assets	1.3	215.0	5.6	—	221.9

Total current assets	112.8	476.1	1,629.7	—	2,218.6

Property, plant and equipment, less accumulated depreciation	—	34.5	661.9	—	696.4
Goodwill	—	—	2,142.3	—	2,142.3
Investment in subsidiaries	2,785.8	4,796.1	193.5	(7,775.4)	—
Investment in parent	—	2,245.5	202.2	(2,447.7)	—
Intercompany accounts receivable	514.0	—	681.9	(1,195.9)	—
Intercompany notes receivable	25.6	21.3	3,899.6	(3,946.5)	—
Deferred income taxes and other noncurrent assets	—	112.6	170.9	—	283.5

Total assets	$3,438.2	$7,686.1	$9,582.0	$(15,365.5)	$5,340.8

Short-term debt	$—	$—	$97.6	$—	$97.6
Accounts payable	32.5	21.1	297.1	—	350.7
Accrued liabilities	2.9	130.6	355.3	—	488.8
Accrual for discontinued operations	—	225.1	—	—	225.1
Current maturities of long-term debt	—	229.0	436.4	—	665.4

Total current liabilities	35.4	605.8	1,186.4	—	1,827.6

Long-term debt	—	688.3	10.3	—	698.6
Intercompany accounts payable	—	1,195.9	—	(1,195.9)	—
Intercompany notes payable	135.7	3,763.9	46.9	(3,946.5)	—
Other long-term liabilities	—	253.2	274.9	—	528.1

Total liabilities	171.1	6,507.1	1,518.5	(5,142.4)	3,054.3

Class A common stock	0.9	—	—	—	0.9
Class B common stock	0.5	—	—	(0.5)	—
Subsidiary common stock	—	—	137.0	(137.0)	—
Capital in excess of par value	2,882.2	12.1	7,252.0	(9,700.1)	446.2
Retained earnings	350.0	1,263.8	773.1	(415.3)	1,971.6
Accumulated other nonowner changes in equity	33.5	(96.9)	(98.6)	29.8	(132.2)

Total shareholders’ equity	3,267.1	1,179.0	8,063.5	(10,223.1)	2,286.5

Total liabilities and shareholders’ equity	$3,438.2	$7,686.1	$9,582.0	$(15,365.5)	$5,340.8

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2005
(in millions)

		Cooper
		Industries,	Guaranteeing	Other	Consolidating
	Cooper	LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$0.4	$—	$(87.2)	$130.1	$(23.1)	$20.2

Cash flows from investing activities:
Capital expenditures	—	—	(11.3)	(8.6)	—	(19.9)
Cash paid for acquired businesses	—	—	—	(2.4)	—	(2.4)
Investment in affiliates	(2.8)	—	(33.6)	—	36.4	—
Loans to affiliates	—	—	(60.7)	—	60.7	—
Repayments of loans to affiliates	21.1	—	—	—	(21.1)	—
Dividends from subsidiaries	—	—	8.4	—	(8.4)	—
Other	—	—	0.2	0.3	—	0.5

Net cash provided by (used in) investing activities	18.3	—	(97.0)	(10.7)	67.6	(21.8)

Cash flows from financing activities:
Repayments of debt	—	—	—	(90.1)	—	(90.1)
Borrowings from affiliates	—	—	—	60.7	(60.7)	—
Repayments of loans from affiliates	—	—	—	(21.1)	21.1	—
Other intercompany financing activities	4.1	—	78.3	(82.4)	—	—
Dividends	(34.6)	—	—	—	—	(34.6)
Dividends paid to affiliates	(23.1)	—	—	(8.4)	31.5	—
Subsidiary purchase of parent shares	5.4	—	(5.4)	(28.0)	—	(28.0)
Issuance of stock	—	—	—	36.4	(36.4)	—
Employee stock plan activity and other	—	—	25.4	—	—	25.4

Net cash provided by (used in) financing activities	(48.2)	—	98.3	(132.9)	(44.5)	(127.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.9	—	0.9

Decrease in cash and cash equivalents	(29.5)	—	(85.9)	(12.6)	—	(128.0)
Cash and cash equivalents, beginning of period	111.5	—	247.2	294.1	—	652.8

Cash and cash equivalents, end of period	$82.0	$—	$161.3	$281.5	$—	$524.8

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(1.1)	$(55.3)	$119.2	$—	$62.8

Cash flows from investing activities:
Capital expenditures	—	(3.6)	(13.1)	—	(16.7)
Cash paid for acquired businesses	—	—	(10.1)	—	(10.1)
Intercompany sale (purchase) of investment in parent	—	109.5	(109.5)	—	—
Intercompany sale (purchase) of investment in subsidiaries	—	(182.1)	182.1	—	—
Loans to affiliates	—	—	(38.5)	38.5	—
Dividends from subsidiaries	—	1.0	—	(1.0)	—
Other	—	0.7	2.6	—	3.3

Net cash provided by (used in) investing activities	—	(74.5)	13.5	37.5	(23.5)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	1.0	—	1.0
Repayments of debt	—	—	(0.8)	—	(0.8)
Borrowings from affiliates	38.5	—	—	(38.5)	—
Other intercompany financing activities	0.5	59.2	(59.7)	—	—
Dividends	(32.9)	—	—	—	(32.9)
Dividends paid to affiliates	—	—	(1.0)	1.0	—
Subsidiary purchase of parent shares	—	(109.5)	—	—	(109.5)
Employee stock plan activity and other	—	12.2	—	—	12.2

Net cash provided by (used in) financing activities	6.1	(38.1)	(60.5)	(37.5)	(130.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.7	—	1.7

Increase (decrease) in cash and cash equivalents	5.0	(167.9)	73.9	—	(89.0)
Cash and cash equivalents, beginning of period	96.4	257.2	110.1	—	463.7

Cash and cash equivalents, end of period	$101.4	$89.3	$184.0	$—	$374.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

     Net income for the first quarter of 2005 was $87.8 million on revenues of $1,144.8 million compared with 2004 first quarter net income of $77.7 million on revenues of $1,064.6 million. First quarter diluted earnings per share increased 13.6% to $.92 from $.81 in 2004.

Revenues:

     Revenues for the first quarter of 2005 increased 8% compared to the first quarter of 2004. The impact of foreign currency translation increased reported revenues by approximately one percent for the quarter and the impact of acquisitions increased reported revenues by approximately one percent for the quarter.

     Electrical Products segment revenues increased 9% compared to the first quarter of 2004. Excluding the impact of favorable currency translation, revenues increased approximately 8% in the first quarter of 2005. Growth was primarily achieved through higher prices to recover increased material and other costs and from improved demand in key North American residential, commercial and industrial markets, which positively impacted our lighting, fuse protection, hazardous duty, wiring devices and enclosure businesses. Continued investments in system upgrades by utilities resulted in revenue gains in Cooper’s power transmission and distribution equipment business. European lighting and security markets showed modest improvement. Partially offsetting improved residential, utility, commercial and industrial volumes were lower retail channel sales relative to very strong comparables in the prior year.

     Tools & Hardware segment revenues for the first quarter of 2005 increased 2% from the first quarter of 2004. Excluding the impact of favorable currency translation, revenues were essentially flat with the first quarter of 2004. Tools & Hardware segment revenues reflected improved demand for hand tools from industrial markets, offset by decreased activity for power tools from the industrial market and lower North American hand tool retail sales relative to a strong quarter in the prior year.

Costs and Expenses:

     Cost of sales, as a percentage of revenues, was 68.8% for the first quarter of 2005 compared to 69.7% for the comparable 2004 quarter. The decrease in the cost of sales percentage was primarily due to favorable sales mix, realization of price increases, benefits of restructuring activities in prior periods and ongoing sourcing and productivity initiatives, more than offsetting increased material, energy and transportation costs.

     Electrical Products segment cost of sales, as a percentage of revenues, was 68.4% for the first quarter of 2005 compared to 69.0% for the first quarter of 2004. The decrease in the cost of sales percentage was primarily a result of productivity improvement initiatives, realized price increases, continued benefits of global sourcing activities and favorable business mix. Tools & Hardware segment cost of sales, as a percentage of revenues, was 70.8% for the first quarter of 2005 compared to 72.9% for the first quarter of 2004. The decrease in cost of sales percentage reflects the impact of pricing actions, cost structure alignment actions and benefits achieved through productivity improvement initiatives.

     Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2005 were 19.9% compared to 19.6% for the first quarter of 2004. The increase is due to higher stock-based compensation and other incentive programs, increased audit and Sarbanes-Oxley Act compliance costs and selling and marketing costs related to Cooper’s sales growth initiatives.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first quarter of 2005 were 17.7% compared to 17.4% for the first quarter of 2004. The increase in selling and administrative expenses percentage is primarily due to increased incentive compensation and costs to support growth.

     Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the first quarter of 2005 were 20.9% compared to 20.3% for the first quarter of 2004. The increase in the selling and administrative expenses percentage is primarily due to increased incentive costs and globalization initiatives.

     Interest expense, net for the first quarter of 2005 increased $0.7 million from the 2004 first quarter primarily as a result of both higher average interest rates and average debt balances, partially offset by higher cash and cash equivalents balances. Average debt balances were $1.41 billion and $1.34 billion and average interest rates were 5.9% and 5.6% for the first quarter of 2005 and 2004, respectively. The increase in average debt balances resulted from approximately $90 million of short-term debt which was borrowed in the fourth quarter of 2004 and repaid in the first quarter of 2005.

Operating Earnings:

     Electrical Products segment first quarter 2005 operating earnings increased 12% to $135.4 million from $120.8 million for the same quarter of last year, with revenue increases, favorable sales mix, price realization and benefits of cost reduction efforts more than offsetting increased costs.

     Tools & Hardware segment first quarter 2005 operating earnings increased 25% to $14.7 million compared to $11.8 million in the first quarter of 2004. The increase is a result of productivity initiatives and product cost reduction actions.

     General Corporate expense increased $2.0 million to $20.4 million during the first quarter of 2005 compared to $18.4 million during the first quarter of 2004. This increase primarily resulted from increased stock-based and other incentive compensation expenses, as well as increased audit and Sarbanes-Oxley compliance costs.

Income Taxes:

     The effective tax rate was 21.5% for the three months ended March 31, 2005 and 20.0% for the three months ended March 31, 2004. The increase is primarily related to increased projected earnings in 2005 without a corresponding increase in projected tax benefits.

Restructuring Charges:

     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.

     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of March 31, 2005, Cooper had paid a total of $5.1 million for these actions, all of which was for severance costs.

     A total of 114 salaried and 150 hourly personnel were eliminated as a result of these actions. The multiple-employer pension obligation is expected to be paid over 15 years beginning in 2005. Cooper estimates the annual savings from the personnel reductions was approximately $6 million, (net of additional employees added in lower-cost regions) with most of the savings beginning in the first quarter of 2004. The savings from the withdrawal from the multiple-employer pension plan are approximately $1 million per year and are expected to begin in 2006. The majority of the eliminated costs previously were reflected as cost of sales.

     During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper’s workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management’s ongoing assessment of required production capacity in consideration of the current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools & Hardware segment and the remainder was related to General Corporate. During 2003, Cooper reduced estimates of the cost related to those actions by $1.5 million.

     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

			Facilities
	Number of	Accrued	Closure and
	Employees	Severance	Rationalization
		($ in millions)
Balance at December 31, 2002	1,022	$16.2	$5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at December 31, 2004	—	—	0.6
Cash expenditures	—	—	—

Balance at March 31, 2005	—	$—	$0.6

     A total of 435 salaried and 771 hourly positions were eliminated as a result of the planned closure and rationalization actions. Of those position eliminations, approximately 600 positions were replaced ultimately as a result of Cooper’s ongoing efforts to relocate production capacity to lower cost locations. Substantially all of the closure and rationalization activities were initiated and completed by the end of 2003. The expenditures related to the 2002 restructuring charge were funded from cash provided by operating activities.

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

Liquidity and Capital Resources

Liquidity:

     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $50 million during the first quarter of 2005. A $20 million increase in receivables and a $57 million increase in inventories, partially offset by an increase in accounts payable, were driven by increased sales volumes and actions to improve customer service through improved inventory availability. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the 2005 first quarter of 4.5 turns increased from 4.3 turns in the same period of 2004 and primarily resulted from revenues growing at a higher rate than the increase in operating working capital.

     Cash provided by operating activities was $20 million during the 2005 first quarter. This cash, plus an additional $128 million of cash and cash equivalents and $25 million of cash received from employee stock activity were primarily used to fund capital expenditures of $20 million, dividends of $35 million, share purchases of $28 million and debt reduction of $90 million.

     Cash provided by operating activities was $63 million during the 2004 first quarter. This cash, plus an additional $89 million of cash and cash equivalents and $12 million of cash received from employee stock activity were primarily used to fund capital expenditures of $17 million, an acquisition of $10 million, dividends of $33 million and share purchases of $110 million.

     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $0.5 million and $1.9 million during the three months ended March 31, 2005 and 2004, respectively.

     Cooper is continuing to focus on initiatives to maximize cash flows. Cooper currently anticipates a continuation of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayments and common stock repurchases.

     As discussed in Note 12 of Notes to the Consolidated Financial Statements, Cooper is continuing discussions with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants regarding settlement of Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul. It is likely that if a settlement is reached, the settlement would involve a cash contribution. Cooper anticipates that any settlement cash contribution amounts would be funded from operating cash flows and existing cash.

Capital Resources:

     Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 36.4% at March 31, 2005, 39.0% at December 31, 2004 and 39.1% at March 31, 2004.

     At March 31, 2005 and December 31, 2004, Cooper had short-term debt of $7.2 million and $97.6 million, respectively and had no commercial paper outstanding.

     Cooper’s practice is to back up its short-term debt balance with a combination of cash and committed credit facilities. At March 31, 2005 and December 31, 2004, Cooper had cash and cash equivalents of $524.8 million and $652.8 million, respectively. At March 31, 2005, Cooper had a $500 million committed credit facility which matures in November 2009. Short-term debt to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.

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

     Cooper’s access to the commercial paper market could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper’s access to the commercial paper market be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed credit facility to provide short-term funding. The committed credit facility does not contain any provision which makes its availability to Cooper dependent on Cooper’s credit ratings.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     As of March 31, 2005, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2004.

Backlog

     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	March 31,
	2005	2004
	(in millions)
Electrical Products	$405.4	$327.4
Tools & Hardware	70.0	86.7

	$475.4	$414.1

Private Securities Litigation Reform Act Safe Harbor Statement

     This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper’s expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, statements regarding the facilities closure and production rationalization plan and cost-reduction programs, potential liability exposure resulting from Federal-Mogul Corporation’s (“Federal-Mogul”) bankruptcy filing, and any statements regarding future revenues, cost and expenses, earnings, earnings per share, margins, cash flows and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul’s bankruptcy proceedings, political developments, market and economic conditions, changes in raw material and energy costs, industry competition, the net effects of Cooper’s cost-control and productivity improvement programs, the timing and net effects of facility closures and the magnitude of any disruptions from such closures, the successful implementation of Cooper’s strategic initiatives, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any share repurchases, changes in financial markets including foreign currency rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

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

     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2005, a total of 134,215 Abex Claims were filed, of which 87,361 claims have been resolved leaving 46,854 Abex Claims pending at March 31, 2005, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2005, 2,855 claims were filed and 900 claims were resolved and based on an audit of records, 1,801 claims were tendered back to Pneumo Abex since Cooper believes they do not qualify as indemnified claims under the 1994 Agreement with Pneumo Abex. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,950 before insurance. A total of $69.2 million was spent on defense costs for the period August 28, 1998 through March 31, 2005. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.

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

     Cooper has continued discussions with the Representatives, but to date has been unable to reach a satisfactory conclusion. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $218.6 million at March 31, 2005 and $225.1 million at December 31, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended March 31, 2005:

Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs (1)	Plans or Programs (1)
As of 12/31/04				5,161,050
1/01/05 – 1/31/05	—	$—	—	6,761,050
2/01/05 – 2/28/05	180,000	69.40	180,000	6,581,050
3/01/05 – 3/31/05	220,000	70.68	220,000	6,361,050

Total	400,000	$70.10	400,000

(1)	On February 9, 2000, Cooper publicly announced that its Board of Directors authorized the repurchase of up to 5 million shares of Cooper common stock. On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to five million additional shares of Cooper’s Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans in order to offset the dilution that results from issuing shares under these plans. For 2005, Cooper’s current estimate is that 1.6 million shares will be issued under equity compensation plans which is reflected in the above table.

Item 6. Exhibits

4.	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JP Morgan Chase Bank, as Trustee.

10.1	Summary of Executive Compensation Arrangements for Named Executive Officers.

10.2	Summary of Nonemployee Director Compensation.

10.3	Form of Executive Stock Incentive Agreement for the Performance Period 2005-2007.

10.4	Cooper Industries Amended and Restated Stock Incentive Plan (Amended and Restated February 9, 2005).

10.5	Form of Management Continuity Agreement between Cooper Industries, Ltd., Cooper US, Inc. and key management personnel which applies if there is a change in control of Cooper.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2000 through 2004 and the Three Months Ended March 31, 2005 and 2004.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.

(Registrant)

Date: May 9, 2005	/s/ Terry A. Klebe

Terry A. Klebe
Senior Vice President and Chief Financial Officer

Date: May 9, 2005	/s/ J. B. Levos

Jeffrey B. Levos
Vice President and Controller and Chief Accounting Officer

Exhibit Index

Exhibit No.

4.	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JP Morgan Chase Bank, as Trustee.

10.1	Summary of Executive Compensation Arrangements for Named Executive Officers.

10.2	Summary of Nonemployee Director Compensation.

10.3	Form of Executive Stock Incentive Agreement for the Performance Period 2005-2007.

10.4	Cooper Industries Amended and Restated Stock Incentive Plan (Amended and Restated February 9, 2005).

10.5	Form of Management Continuity Agreement between Cooper Industries, Ltd., Cooper US, Inc. and key management personnel which applies if there is a change in control of Cooper.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2000 through 2004 and the Three Months Ended March 31, 2005 and 2004.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.