Form 10-Q
period 2005-06-30
COOPER INDUSTRIES LTD
filed 2005-08-03
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
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
Yes ☑ No ☐
Number of registrant’s common stock outstanding as of June 30, 2005 was 92,617,784 Class A common shares that are held by the public and 8,499,687 Class A common shares and 54,810,129 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions, where applicable)
Revenues	$1,189.2	$1,109.3	$2,334.0	$2,173.9
Cost of sales	814.7	775.2	1,602.3	1,517.2
Selling and administrative expenses	232.9	212.0	460.4	420.4
Operating earnings	141.6	122.1	271.3	236.3
Interest expense, net	17.7	17.2	35.5	34.3

Income before income taxes	123.9	104.9	235.8	202.0
Income taxes	26.6	21.0	50.7	40.4

Net income	$97.3	$83.9	$185.1	$161.6

Income per common share:
Basic	$1.05	$.91	$1.99	$1.74

Diluted	$1.02	$.89	$1.94	$1.70

Cash dividends per common share	$.37	$.35	$.74	$.70

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(in millions)
ASSETS
Cash and cash equivalents	$537.0	$652.8
Receivables	879.2	820.9
Inventories	590.5	523.0
Deferred income taxes and other current assets	181.5	221.9

Total current assets	2,188.2	2,218.6

Property, plant and equipment, less accumulated depreciation	685.9	696.4
Goodwill	2,100.5	2,142.3
Deferred income taxes and other noncurrent assets	280.6	283.5

Total assets	$5,255.2	$5,340.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$6.4	$97.6
Accounts payable	408.2	350.7
Accrued liabilities	461.0	488.8
Accrual for discontinued operations	191.3	225.1
Current maturities of long-term debt	591.5	665.4

Total current liabilities	1,658.4	1,827.6

Long-term debt	694.9	698.6
Postretirement benefits other than pensions	169.0	173.3
Other long-term liabilities	345.6	354.8

Total liabilities	2,867.9	3,054.3

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	445.9	446.2
Retained earnings	2,087.3	1,971.6
Accumulated other nonowner changes in equity	(146.8)	(132.2)

Total shareholders’ equity	2,387.3	2,286.5

Total liabilities and shareholders’ equity	$5,255.2	$5,340.8

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2004
	(in millions)
Cash flows from operating activities:
Net income	$185.1	$161.6

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	57.5	57.5
Deferred income taxes	5.3	18.2
Restructuring charge payments	(0.4)	(3.7)
Changes in assets and liabilities: (1)
Receivables	(74.9)	(83.3)
Inventories	(69.4)	(25.8)
Accounts payable and accrued liabilities	14.0	27.7
Other assets and liabilities, net	64.2	67.1

Net cash provided by operating activities	181.4	219.3

Cash flows from investing activities:
Capital expenditures	(47.9)	(39.0)
Cash paid for acquired businesses	(2.4)	(10.1)
Proceeds from sales of property, plant and equipment and other	4.3	7.9

Net cash used in investing activities	(46.0)	(41.2)

Cash flows from financing activities:
Proceeds from issuances of debt	—	2.0
Repayments of debt	(117.9)	(1.5)
Dividends	(69.4)	(65.1)
Subsidiary purchase of parent shares	(77.2)	(164.9)
Activity under employee stock plans and other	41.2	24.1

Net cash used in financing activities	(223.3)	(205.4)
Effect of exchange rate changes on cash and cash equivalents	(27.9)	(2.5)

Decrease in cash and cash equivalents	(115.8)	(29.8)
Cash and cash equivalents, beginning of period	652.8	463.7

Cash and cash equivalents, end of period	$537.0	$433.9

(1)	Net of the effects of acquisitions and translation.
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
     Effective January 1, 2003, Cooper adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. Cooper utilized the prospective method of adoption. Cooper accounts for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”). SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The fair value of restricted stock and performance-based awards granted was measured at the market price on the grant date. Stock-based compensation expense was $16.6 million and $11.6 million during the six months ended June 30, 2005 and 2004, respectively.

     The following table presents pro forma income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)
Net income, as reported	$97.3	$83.9	$185.1	$161.6

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6.2	4.4	10.2	6.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5.6)	(6.4)	(8.1)	(9.0)

Pro forma net income	$97.9	$81.9	$187.2	$159.5

Earnings per share:
Basic – as reported	$1.05	$.91	$1.99	$1.74
Basic – pro forma	$1.05	$.89	$2.01	$1.72
Diluted – as reported	$1.02	$.89	$1.94	$1.70
Diluted – pro forma	$1.03	$.87	$1.96	$1.68
Note 3. Acquisitions
     In March 2004, Cooper acquired a manufacturer of specification and commercial grade lighting fixtures for $10.1 million. In November 2004, Cooper acquired a U.K. based manufacturer of visual and audible alarms and public address speakers for $38.5 million.
Note 4. Inventories

	June 30,	December 31,
	2005	2004
	(in millions)
Raw materials	$209.6	$185.2
Work-in-process	152.0	118.6
Finished goods	336.5	320.2
Perishable tooling and supplies	14.2	13.2

	712.3	637.2
Allowance for excess and obsolete inventory	(58.7)	(58.9)
Excess of current standard costs over LIFO costs	(63.1)	(55.3)

Net inventories	$590.5	$523.0

Note 5. Shareholders’ Equity
     At June 30, 2005, 92,617,784 Class A common shares, $.01 par value were issued and outstanding (excluding the 8,499,687 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 92,543,660 Class A common shares, $.01 par value (excluding the 3,700,200 Class A common shares held by wholly-owned subsidiaries) at December 31, 2004. During the first six months of 2005, Cooper issued 1,207,424 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first six months of 2005, Cooper’s wholly-owned subsidiaries purchased 1,133,300 Class A common shares for $77.2 million under Cooper’s share repurchase plan and a wholly-owned subsidiary purchased 3,669,037 previously unissued Class A common shares at fair market value. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During the first six months of 2005, 2,850 Class A common shares held by wholly-owned subsidiaries were issued in connection with employee incentive plans, leaving 8,499,687 Class A common shares held by wholly-owned subsidiaries at June 30, 2005.
     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share.
Note 6. Segment Information

	Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)
Electrical Products	$1,010.6	$928.9	$1,978.9	$1,819.6
Tools & Hardware	178.6	180.4	355.1	354.3

Total revenues	$1,189.2	$1,109.3	$2,334.0	$2,173.9

	Operating Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)
Electrical Products	$148.2	$129.4	$283.6	$250.2
Tools & Hardware	15.8	12.6	30.5	24.4

Segment operating earnings	164.0	142.0	314.1	274.6
General Corporate expenses	22.4	19.9	42.8	38.3

Total operating earnings	141.6	122.1	271.3	236.3
Interest expense, net	17.7	17.2	35.5	34.3

Income before income taxes	$123.9	$104.9	$235.8	$202.0

Note 7. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)
Components of net periodic benefit cost:
Service cost	$4.2	$3.7	$8.7	$8.1
Interest cost	10.0	10.6	20.4	20.7
Expected return on plan assets	(12.6)	(11.9)	(25.4)	(23.4)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Recognized actuarial loss	2.5	1.9	4.8	3.6

Net periodic benefit cost	$4.2	$4.4	$8.8	$9.3

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	1.7	2.0	3.5	4.1
Recognized actuarial gain	(0.7)	(0.7)	(1.5)	(1.4)

Net periodic benefit cost	$1.1	$1.4	$2.1	$2.8

Note 8. Income Taxes
     The effective tax rate was 21.5% for the six months ended June 30, 2005 and 20.0% for the six months ended June 30, 2004. The rate increase is primarily related to increased projected taxable earnings in 2005 without a corresponding increase in projected tax benefits.
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
Note 9. Net Income Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)
Basic:
Net income applicable to common stock	$97.3	$83.9	$185.1	$161.6

Weighted average common shares outstanding	93.0	92.2	93.0	92.9

Diluted:
Net income applicable to common stock	$97.3	$83.9	$185.1	$161.6

Weighted average common shares outstanding	93.0	92.2	93.0	92.9
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	2.4	2.2	2.5	2.2

Weighted average common shares and common share equivalents	95.4	94.4	95.5	95.1

Options and employee awards are not considered in the calculations if the effect would be antidilutive.
Note 10. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)
Net income	$97.3	$83.9	$185.1	$161.6
Foreign currency translation gains (losses)	(5.4)	(13.1)	(13.5)	1.8
Change in fair value of derivatives	0.2	(0.1)	(1.1)	1.3

Net income and other nonowner changes in equity	$92.1	$70.7	$170.5	$164.7

Note 11. Restructuring
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of June 30, 2005, Cooper had paid a total of $5.3 million for these actions, all of which was for severance costs.
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

     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

			Facilities
	Number of	Accrued	Closure and
	Employees	Severance	Rationalization
		($ in millions)
Balance at December 31, 2002	1,022	$16.2	$5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at December 31, 2004	—	—	0.6
Cash expenditures	—	—	—

Balance at June 30, 2005	—	$—	$0.6

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
     See “Restructuring Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Note 12. Charge Related to Discontinued Operations
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2005, a total of 135,971 Abex Claims were filed, of which 94,292 claims have been resolved leaving 41,679 Abex Claims pending at June 30, 2005, that are the responsibility of Federal-Mogul. During the three months ended June 30, 2005, 1,756 claims were filed and 6,931 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,130 before insurance. A total of $72.4 million was spent on defense costs for the period August 28, 1998 through June 30, 2005. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.
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
     While Cooper believes that the insurance has significant additional value, extensive litigation with the insurance carriers and other parties that have access to the insurance may be required to receive recoveries and there is risk that court decisions could reduce the value of the recoveries. Additionally, the assumptions on liability payments could prove inaccurate over time. If Cooper is unable to reach a settlement with the Representatives and the 1998 Agreement is rejected, Cooper would be required to reflect an accrual for the asbestos liability and a related receivable for the probable insurance recoveries.
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
     Cooper has continued discussions with the Representatives, but to date has been unable to reach a satisfactory conclusion. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $191.3 million at June 30, 2005 and $225.1 million at December 31, 2004. Insurance recoveries are recorded as an increase in the accrual when cash is received, which may be an extended period from the date when a claim or defense costs are paid. During 2005, Cooper has engaged Bates White, LLC to update its analysis and assist Cooper in evaluating analyses prepared by the Representatives and their advisors and advise Cooper on accounting and reporting practices.

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
Consolidating Income Statements
Three Months Ended June 30, 2005
(in millions)

		Cooper
		Industries,	Guaranteeing	Other	Consolidating
	Cooper	LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$811.0	$408.6	$(30.4)	$1,189.2
Cost of sales	—	0.2	575.9	269.0	(30.4)	814.7
Selling and administrative expenses	2.5	2.0	144.7	83.7	—	232.9
Interest expense, net	(0.4)	13.4	(0.7)	5.4	—	17.7
Equity in earnings of subsidiaries, net of tax	124.3	42.8	28.8	69.0	(264.9)	—
Intercompany income (expense)	(1.7)	(26.8)	(55.4)	107.3	(23.4)	—

Income before income taxes	120.5	0.4	64.5	226.8	(288.3)	123.9
Income tax expense (benefit)	—	(7.9)	(4.4)	38.9	—	26.6

Net income	$120.5	$8.3	$68.9	$187.9	$(288.3)	$97.3

Three Months Ended June 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$73.3	$1,041.0	$(5.0)	$1,109.3
Cost of sales	0.2	48.9	731.1	(5.0)	775.2
Selling and administrative expenses	2.7	26.8	182.5	—	212.0
Interest expense, net	(0.3)	12.1	5.4	—	17.2
Equity in earnings of subsidiaries, net of tax	88.0	103.1	41.0	(232.1)	—
Intercompany income (expense)	(1.5)	(77.6)	79.1	—	—

Income before income taxes	83.9	11.0	242.1	(232.1)	104.9
Income tax expense (benefit)	—	(30.0)	51.0	—	21.0

Net income	$83.9	$41.0	$191.1	$(232.1)	$83.9

Consolidating Income Statements
Six Months Ended June 30, 2005
(in millions)

		Cooper
		Industries,	Guaranteeing	Other	Consolidating
	Cooper	LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$1,562.6	$832.0	$(60.6)	$2,334.0
Cost of sales	0.2	0.2	1,112.3	550.2	(60.6)	1,602.3
Selling and administrative expenses	4.7	3.8	283.2	168.7	—	460.4
Interest expense, net	(0.9)	26.9	(1.7)	11.2	—	35.5
Equity in earnings of subsidiaries, net of tax	238.0	49.7	110.6	129.4	(527.7)	—
Intercompany income (expense)	(2.5)	(26.8)	(166.2)	242.0	(46.5)	—

Income (loss) before income taxes	231.5	(8.0)	113.2	473.3	(574.2)	235.8
Income tax expense (benefit)	—	(21.5)	(16.1)	88.3	—	50.7

Net income	$231.5	$13.5	$129.3	$385.0	$(574.2)	$185.1

Six Months Ended June 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$140.3	$2,043.7	$(10.1)	$2,173.9
Cost of sales	0.6	92.3	1,434.4	(10.1)	1,517.2
Selling and administrative expenses	4.7	52.7	363.0	—	420.4
Interest expense, net	(0.5)	23.9	10.9	—	34.3
Equity in earnings of subsidiaries, net of tax	169.1	226.5	75.7	(471.3)	—
Intercompany income (expense)	(2.7)	(203.9)	206.6	—	—

Income (loss) before income taxes	161.6	(6.0)	517.7	(471.3)	202.0
Income tax expense (benefit)	—	(81.7)	122.1	—	40.4

Net income	$161.6	$75.7	$395.6	$(471.3)	$161.6

Consolidating Balance Sheets
June 30, 2005
(in millions)

		Cooper
		Industries,	Guaranteeing	Other	Consolidating
	Cooper	LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$26.8	$—	$219.8	$290.4	$—	$537.0
Receivables	0.1	—	531.7	347.4	—	879.2
Inventories	—	—	351.0	239.5	—	590.5
Deferred income taxes and other current assets	0.4	100.0	98.5	(17.4)	—	181.5

Total current assets	27.3	100.0	1,201.0	859.9	—	2,188.2

Property, plant and equipment, less accumulated depreciation	—	—	388.1	297.8	—	685.9
Goodwill	—	—	1,018.0	1,082.5	—	2,100.5
Investment in subsidiaries	4,758.5	939.4	4,818.9	2,368.0	(12,884.8)	—
Investment in parent	—	—	2,490.4	279.3	(2,769.7)	—
Intercompany accounts receivables	564.5	875.2	—	612.5	(2,052.2)	—
Intercompany notes receivable	46.0	—	62.3	5,877.2	(5,985.5)	—
Deferred income taxes and other noncurrent assets	—	123.9	31.8	124.9	—	280.6

Total assets	$5,396.3	$2,038.5	$10,010.5	$11,502.1	$(23,692.2)	$5,255.2

Short-term debt	$—	$—	$—	$6.4	$—	$6.4
Accounts payable	34.4	17.4	195.1	161.3	—	408.2
Accrued liabilities	3.4	30.0	304.9	122.7	—	461.0
Accrual for discontinued operations	—	191.3	—	—	—	191.3
Current maturities of long-term debt	—	229.0	—	362.5	—	591.5

Total current liabilities	37.8	467.7	500.0	652.9	—	1,658.4

Long-term debt	—	685.2	8.0	1.7	—	694.9
Intercompany accounts payables	—	—	1,688.6	363.6	(2,052.2)	—
Intercompany notes payable	178.7	462.9	5,235.5	108.4	(5,985.5)	—
Other long-term liabilities	—	128.0	273.6	113.0	—	514.6

Total liabilities	216.5	1,743.8	7,705.7	1,239.6	(8,037.7)	2,867.9

Class A common stock	1.0	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	258.4	(258.4)	—
Capital in excess of par value	3,183.6	—	498.6	6,396.5	(9,632.8)	445.9
Retained earnings	2,151.4	411.2	1,962.9	3,927.6	(6,365.8)	2,087.3
Accumulated other nonowner changes in equity	(156.7)	(116.5)	(156.7)	(320.0)	603.1	(146.8)

Total shareholders’ equity	5,179.8	294.7	2,304.8	10,262.5	(15,654.5)	2,387.3

Total liabilities and shareholders’ equity	$5,396.3	$2,038.5	$10,010.5	$11,502.1	$(23,692.2)	$5,255.2

Consolidating Balance Sheets
December 31, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$111.5	$246.1	$295.2	$—	$652.8
Receivables	—	15.0	805.9	—	820.9
Inventories	—	—	523.0	—	523.0
Deferred income taxes and other current assets	1.3	215.0	5.6	—	221.9

Total current assets	112.8	476.1	1,629.7	—	2,218.6

Property, plant and equipment, less accumulated depreciation	—	34.5	661.9	—	696.4
Goodwill	—	—	2,142.3	—	2,142.3
Investment in subsidiaries	2,785.8	4,796.1	193.5	(7,775.4)	—
Investment in parent	—	2,245.5	202.2	(2,447.7)	—
Intercompany accounts receivable	514.0	—	681.9	(1,195.9)	—
Intercompany notes receivable	25.6	21.3	3,899.6	(3,946.5)	—
Deferred income taxes and other noncurrent assets	—	112.6	170.9	—	283.5

Total assets	$3,438.2	$7,686.1	$9,582.0	$(15,365.5)	$5,340.8

Short-term debt	$—	$—	$97.6	$—	$97.6
Accounts payable	32.5	21.1	297.1	—	350.7
Accrued liabilities	2.9	130.6	355.3	—	488.8
Accrual for discontinued operations	—	225.1	—	—	225.1
Current maturities of long-term debt	—	229.0	436.4	—	665.4

Total current liabilities	35.4	605.8	1,186.4	—	1,827.6

Long-term debt	—	688.3	10.3	—	698.6
Intercompany accounts payable	—	1,195.9	—	(1,195.9)	—
Intercompany notes payable	135.7	3,763.9	46.9	(3,946.5)	—
Other long-term liabilities	—	253.2	274.9	—	528.1

Total liabilities	171.1	6,507.1	1,518.5	(5,142.4)	3,054.3

Class A common stock	0.9	—	—	—	0.9
Class B common stock	0.5	—	—	(0.5)	—
Subsidiary common stock	—	—	137.0	(137.0)	—
Capital in excess of par value	2,882.2	12.1	7,252.0	(9,700.1)	446.2
Retained earnings	350.0	1,263.8	773.1	(415.3)	1,971.6
Accumulated other nonowner changes in equity	33.5	(96.9)	(98.6)	29.8	(132.2)

Total shareholders’ equity	3,267.1	1,179.0	8,063.5	(10,223.1)	2,286.5

Total liabilities and shareholders’ equity	$3,438.2	$7,686.1	$9,582.0	$(15,365.5)	$5,340.8

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005
(in millions)

		Cooper	Guaranteeing	Other	Consolidating
	Cooper	Industries, LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(2.1)	$(69.7)	$13.0	$286.6	$(46.4)	$181.4

Cash flows from investing activities:
Capital expenditures	—	—	(26.5)	(21.4)	—	(47.9)
Cash paid for acquired businesses	—	—	—	(2.4)	—	(2.4)
Investment in affiliates	(6.3)	—	(33.7)	—	40.0	—
Loans to affiliates	(46.0)	—	(61.5)	(43.0)	150.5	—
Repayments of loans from affiliates	25.6	—	—	—	(25.6)	—
Dividends from subsidiaries	—	—	19.0	—	(19.0)	—
Other	—	1.5	0.3	2.5	—	4.3

Net cash provided by (used in) investing activities	(26.7)	1.5	(102.4)	(64.3)	145.9	(46.0)

Cash flows from financing activities:
Repayments of debt	—	—	—	(117.9)	—	(117.9)
Borrowings from affiliates	43.0	—	—	107.5	(150.5)	—
Repayments of loans to affiliates	—	—	—	(25.6)	25.6	—
Other intercompany financing activities	6.6	68.2	31.1	(105.9)	—	—
Dividends	(69.4)	—	—	—	—	(69.4)
Dividends paid to affiliates	(46.4)	—	—	(19.0)	65.4	—
Subsidiary purchase of parent shares	10.3	—	(10.3)	(77.2)	—	(77.2)
Issuance of stock	—	—	—	40.0	(40.0)	—
Employee stock plan activity and other	—	—	41.2	—	—	41.2

Net cash provided by (used in) financing activities	(55.9)	68.2	62.0	(198.1)	(99.5)	(223.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(27.9)	—	(27.9)

Increase (decrease) in cash and cash equivalents	(84.7)	—	(27.4)	(3.7)	—	(115.8)
Cash and cash equivalents, beginning of period	111.5	—	247.2	294.1	—	652.8

Cash and cash equivalents, end of period	$26.8	$—	$219.8	$290.4	$—	$537.0

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(3.8)	$(53.8)	$276.9	$—	$219.3

Cash flows from investing activities:
Capital expenditures	—	(10.4)	(28.6)	—	(39.0)
Cash paid for acquired businesses	—	—	(10.1)	—	(10.1)
Intercompany sale (purchase) of investment in parent	—	109.5	(109.5)	—	—
Intercompany sale (purchase) of investment in subsidiaries	—	(182.1)	182.1	—	—
Investment in affiliates	(3.8)	—	—	3.8	—
Loans to affiliates	(34.1)	(3.7)	(67.7)	105.5	—
Repayments of loans from affiliates	—	—	84.5	(84.5)	—
Dividends from subsidiaries	134.0	3.3	—	(137.3)	—
Other	—	0.7	7.2	—	7.9

Net cash provided by (used in) investing activities	96.1	(82.7)	57.9	(112.5)	(41.2)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	2.0	—	2.0
Repayments of debt	—	—	(1.5)	—	(1.5)
Borrowings from affiliates	67.7	—	37.8	(105.5)	—
Repayments of loans to affiliates	(132.1)	—	47.6	84.5	—
Other intercompany financing activities	1.9	172.1	(174.0)	—	—
Dividends	(65.1)	—	—	—	(65.1)
Dividends paid to affiliates	—	—	(137.3)	137.3	—
Subsidiary purchase of parent shares	—	(110.3)	(54.6)	—	(164.9)
Employee stock plan activity and other	—	24.1	3.8	(3.8)	24.1

Net cash provided by (used in) financing activities	(127.6)	85.9	(276.2)	112.5	(205.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.5)	—	(2.5)

Increase (decrease) in cash and cash equivalents	(35.3)	(50.6)	56.1	—	(29.8)
Cash and cash equivalents, beginning of period	96.4	257.2	110.1	—	463.7

Cash and cash equivalents, end of period	$61.1	$206.6	$166.2	$—	$433.9

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations
Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004
     Net income for the second quarter of 2005 was $97.3 million on revenues of $1,189.2 million compared with 2004 second quarter net income of $83.9 million on revenues of $1,109.3 million. Second quarter diluted earnings per share increased 15% to $1.02 from $.89 in 2004.
Revenues:
     Revenues for the second quarter of 2005 increased 7% compared to the second quarter of 2004. The impact of foreign currency translation increased reported revenues by approximately 1% for the quarter.
     Electrical Products segment revenues for the second quarter of 2005 increased 9% compared to the second quarter of 2004. Foreign currency translation increased revenues by approximately 1% for the quarter. All of Cooper’s Electrical Products businesses experienced revenue growth during the quarter. Continued positive trends in industrial, commercial and residential construction were the primary drivers of the improvement, as well as solid retail performance against easy comparables in last year’s second quarter. However, overall non-residential project construction remained soft. Sales of power transmission and distribution equipment also remained strong.
     Tools & Hardware segment revenues for the second quarter of 2005 decreased 1% from the second quarter of 2004. Foreign currency translation increased revenues by approximately 2% for the quarter. Tools & Hardware segment 2005 revenues were below 2004 levels due to lower shipments of assembly equipment and lower sales of industrial power tools, partially offset by continued improvement in hand tool sales to both the industrial and retail markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 68.5% for the second quarter of 2005 compared to 69.9% for the comparable 2004 quarter. The decrease in the cost of sales percentage was primarily due to favorable business mix in the Tools segment, continued productivity improvements and adequate pricing to offset material, energy and transportation cost increases.
     Electrical Products segment cost of sales, as a percentage of revenues, was 68.1% for the second quarter of 2005 compared to 69.1% for the second quarter of 2004. The decrease in cost of sales percentage resulted from productivity improvements, revenue leverage and price increases to offset inflationary pressures. Tools & Hardware segment cost of sales, as a percentage of revenues, was 70.4% for the second quarter of 2005 compared to 73.2% for the second quarter of 2004. The decrease in cost of sales percentage was due to productivity initiatives, pricing actions and a favorable sales mix from declines in lower margin assembly equipment shipments.
     Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2005 were 19.6% compared to 19.1% for the second quarter of 2004. The increase is due to higher stock-based compensation expenses, increased audit and Sarbanes-Oxley Act compliance costs and further investment in growth initiatives.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2005 were 17.3% compared to 16.9% for the second quarter of 2004. The increase in selling and administrative expenses percentage is primarily due to increased stock-based compensation expense and investments in international and other sales and marketing initiatives.

     Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2005 were 20.8% compared to 19.8% for the second quarter of 2004. The increase in the selling and administrative expenses percentage is primarily due to decreased leverage from lower volumes and increased stock-based compensation costs.
     Interest expense, net for the second quarter of 2005 increased $0.5 million from the 2004 second quarter primarily as a result of higher average interest rates, partially offset by additional interest earned on higher average cash balances. Average debt balances were $1.32 billion and $1.33 billion and average interest rates were 6.0% and 5.6% for the second quarter of 2005 and 2004, respectively.
Operating Earnings:
     Electrical Products segment second quarter 2005 operating earnings increased 15% to $148.2 million from $129.4 million for the same quarter of last year. The increase was a result of revenue growth, productivity improvements and adequate price increases to offset inflationary pressures on key product and distribution costs.
     Tools & Hardware segment second quarter 2005 operating earnings increased 25% to $15.8 million compared to $12.6 million in the second quarter of 2004. The increase primarily reflects the impact of a favorable sales mix, improved productivity and efficiency and pricing improvements.
     General Corporate expense increased $2.5 million to $22.4 million during the second quarter of 2005 compared to $19.9 million during the second quarter of 2004. This increase primarily resulted from increased stock-based compensation expenses, increased audit and Sarbanes-Oxley Act compliance expenses and costs associated with executive management team additions and costs for transition of the Chief Executive Officer.
Income Taxes:
     The effective tax rate was 21.5% for the three months ended June 30, 2005 and 20.0% for the three months ended June 30, 2004. The increase is primarily related to increased projected taxable earnings in 2005, without a corresponding increase in projected tax benefits.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004
     Net income for the first six months of 2005 was $185.1 million on revenues of $2,334.0 million compared with 2004 first half net income of $161.6 million on revenues of $2,173.9 million. First half diluted earnings per share increased 14% to $1.94 from $1.70 in 2004.
Revenues:
     Revenues for the first six months of 2005 increased 7% compared to the first six months of 2004. The impact of foreign currency translation increased revenues by approximately 1% for the first half of the year.
     Electrical Products segment revenues for the first six months of 2005 increased approximately 9% compared to the first half of 2004. Foreign currency translation contributed approximately 1% to the revenue increase. All of Cooper’s Electrical Products businesses experienced revenue growth during the first six months of the year. Sales growth was a result of positive market environments driven by industrial, commercial and residential construction as well as activity from the utility and petro-chemical industries. Price increases in response to inflationary cost pressures also contributed to revenue growth. Overall non-residential project construction remained soft.
     Tools & Hardware segment revenues for the first six months of 2005 were comparable to the first half of 2004. Foreign currency translation increased revenues by approximately 2% in the first six months of 2005. Increases in sales of hand tools and price increases were essentially offset by declines in assembly equipment and industrial power tools. Industrial, retail and international markets provided growth for hand tools. Lower activity levels from the automotive industry resulted in assembly equipment sales declines.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 68.7% for the first six months of 2005 compared to 69.8% for the comparable 2004 period. The decrease in the cost of sales percentage was primarily a result of increased leverage from higher revenues, favorable sales growth mix and productivity improvements. Overall, pricing actions were estimated to be close to adequate to offset increases in key materials, energy and transportation costs.
     Electrical Products segment cost of sales, as a percentage of revenues, was 68.2% for the first six months of 2005 compared to 69.1% for the first half of 2004. The decrease in the cost of sales percentage was primarily a result of productivity initiatives, continued benefit from global sourcing initiatives and improved leverage. Tools & Hardware segment cost of sales, as a percentage of revenues, was 70.6% for the first half of 2005 compared to 73.1% for the same period of 2004. The decrease in cost of sales percentage reflects a favorable sales mix, cost structure alignment and productivity improvements.
     Selling and administrative expenses, as a percentage of revenues, for the first six months of 2005 were 19.7% compared to 19.3% for the first half of 2004. The increase is due to higher stock-based compensation costs, increased audit and Sarbanes-Oxley Act compliance expenses and further investments in selling and marketing growth initiatives.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2005 were 17.5% compared to 17.2% for the first half of 2004. The increase in selling and administrative expenses percentage is primarily due to increased stock-based compensation costs and investment in growth initiatives.
     Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2005 were 20.8% compared to 20.0% for the first six months of 2004. The increase in the selling and administrative expenses percentage is primarily due to increased incentive-based compensation expenses and globalization initiatives.

     Interest expense, net for the first six months of 2005 increased $1.2 million from the 2004 first six months primarily as a result of higher average interest rates and slightly higher average debt balances, partially offset by additional interest earned on higher average cash balances. Average debt balances were $1.36 billion and $1.33 billion and average interest rates were 5.9% and 5.6% for the first six months of 2005 and 2004, respectively.
Operating Earnings:
     Electrical Products segment first half 2005 operating earnings increased 13% to $283.6 million from $250.2 million for the same period of last year. The increase was primarily due to the combination of revenue increases and productivity improvement initiatives.
     Tools & Hardware segment first half 2005 operating earnings increased 25% to $30.5 million compared to $24.4 million in the same period of 2004. The increase reflects favorable sales mix, benefits from pricing actions, productivity improvements and product cost reductions.
     General Corporate expense increased $4.5 million to $42.8 million during the first six months of 2005 compared to $38.3 million during the same period of 2004. This increase primarily resulted from the incremental impact of stock-based compensation costs, Sarbanes-Oxley Act compliance costs and executive management team additions and costs for transition of the Chief Executive Officer.
     In the 2005 third quarter, Cooper began a series of broad based actions to improve the productivity of the Company’s selling and administrative and other functions. These activities will include the redefinition of various corporate and operational roles to improve the efficiency of a range of support activities and organizational structures. Costs to execute these projects, net of related savings, in the range of $0.07 to $0.10 per share are expected to be incurred during the second half of 2005.
Restructuring:
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of June 30, 2005, Cooper had paid a total of $5.3 million for these actions, all of which was for severance costs.
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
     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

			Facilities
	Number of	Accrued	Closure and
	Employees	Severance	Rationalization
		($ in millions)
Balance at December 31, 2002	1,022	$16.2	$5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at December 31, 2004	—	—	0.6
Cash expenditures	—	—	—

Balance at June 30, 2005	—	$—	$0.6

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
     Cooper estimates that the earnings impact in 2003 from these actions was approximately $10 million in pretax savings, the majority of which benefited the second half of that year. The initial savings were realized from personnel reductions that principally impacted selling and administrative expenses and lower costs of sales. Cooper estimates that incremental savings of $25.0 to $30.0 million were realized in 2004, largely reflected as lower cost of sales.
Income Taxes:
     The effective tax rate was 21.5% for the six months ended June 30, 2005 and 20.0% for the six months ended June 30, 2004. The increase is primarily related to increased projected taxable earnings in 2005 without a corresponding increase in projected tax benefits.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $68 million during the first six months of 2005. The increase included a $58 million increase in receivables and a $68 million increase in inventories, partially offset by a $58 million increase in accounts payable, which were all driven by increased sales volume and actions to improve customer service. However, operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the first six months of 2005 of 4.5 turns increased from 4.4 turns in the same period of 2004 and was primarily due to revenues growing at a higher rate than operating working capital.

     Cash provided by operating activities was $181 million for the first six months of 2005. This cash, plus $116 million of cash and cash equivalents and $41 million of cash received from employee stock activity were used to fund capital expenditures of $48 million, dividends of $69 million, debt repayments of $118 million and share purchases of $77 million during the first half of 2005.
     Cash provided by operating activities was $219 million during the first six months of 2004. This cash, plus an additional $30 million of cash and cash equivalents and $24 million of cash received from employee stock activity were primarily used to fund capital expenditures of $39 million, an acquisition of $10 million, dividends of $65 million and share purchases of $165 million.
     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $0.9 million and $3.0 million during the six months ended June 30, 2005 and 2004, respectively.
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
Capital Resources:
     Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 35.1% at June 30, 2005, 39.0% at December 31, 2004 and 38.7% at June 30, 2004.
     At June 30, 2005 and December 31, 2004, Cooper had short-term debt of $6.4 million and $97.6 million, respectively and no commercial paper outstanding.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash and committed credit facilities. At June 30, 2005 and December 31, 2004, Cooper had cash and cash equivalents of $537.0 million and $652.8 million, respectively. At June 30, 2005, Cooper had a $500 million committed credit facility which matures in November 2009. Short-term debt to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
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
     In the 2005 second half, Cooper may refinance a portion of the 300 million Euro bond issuance, which matures in October, 2005. In addition, $229 million of Cooper’s second series medium-term notes will mature in the second half of 2005. Requirements for debt maturities will be funded from operating cash flows, existing cash, debt refinancings and, if necessary, commercial paper issuances.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of June 30, 2005, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2004.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	June 30,
	2005	2004
	(in millions)
Electrical Products	$378.9	$330.1
Tools & Hardware	63.8	86.4

	$442.7	$416.5

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
     Cooper is executing a multi-year plan of implementing an Enterprise Business System (“EBS”) globally. To date, approximately one-third of Cooper’s global operations are functioning on the new system. Implementing an EBS system on a global basis involves significant changes in business processes. The implementation is phased, which reduces the risks associated with making these changes. In addition, Cooper is taking the necessary steps to monitor and maintain appropriate internal controls during the implementations.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Cooper’s financial statements.
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2005, a total of 135,971 Abex Claims were filed, of which 94,292 claims have been resolved leaving 41,679 Abex Claims pending at June 30, 2005, that are the responsibility of Federal-Mogul. During the three months ended June 30, 2005, 1,756 claims were filed and 6,931 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,130 before insurance. A total of $72.4 million was spent on defense costs for the period August 28, 1998 through June 30, 2005. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.
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
     While Cooper believes that the insurance has significant additional value, extensive litigation with the insurance carriers and other parties that have access to the insurance may be required to receive recoveries and there is risk that court decisions could reduce the value of the recoveries. Additionally, the assumptions on liability payments could prove inaccurate over time. If Cooper is unable to reach a settlement with the Representatives and the 1998 Agreement is rejected, Cooper would be required to reflect an accrual for the asbestos liability and a related receivable for the probable insurance recoveries.
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
     Cooper has continued discussions with the Representatives, but to date has been unable to reach a satisfactory conclusion. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $191.3 million at June 30, 2005 and $225.1 million at December 31, 2004. Insurance recoveries are recorded as an increase in the accrual when cash is received, which may be an extended period from the date when a claim or defense costs are paid. During 2005, Cooper has engaged Bates White, LLC to update its analysis and assist Cooper in evaluating analyses prepared by the Representatives and their advisors and advise Cooper on accounting and reporting practices.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended June 30, 2005:
Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs(1)	Programs(1)
As of 3/31/05				6,761,050
4/01/04 — 4/30/05	232,500	$68.08	232,500	6,528,550
5/01/04 — 5/31/05	254,300	65.96	254,300	6,274,250
6/01/04 — 6/30/05	246,500	67.04	246,500	6,027,750

Total	733,300	$67.00	733,300

(1)	On February 9, 2000, Cooper publicly announced that its Board of Directors authorized the repurchase of up to 5 million shares of Cooper common stock. On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to five million additional shares of Cooper’s Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans in order to offset the dilution that results from issuing shares under these plans. For 2005, Cooper’s current estimate is that 2.0 million shares will be issued under equity compensation plans which is reflected in the above table.
Item 6. Exhibits
12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2000 through 2004 and the Six Months Ended June 30, 2005 and 2004.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.

(Registrant)

Date: August 3, 2005	/s/ Terry A. Klebe

Terry A. Klebe
Senior Vice President and
Chief Financial Officer

Date: August 3, 2005	/s/ Jeffrey B. Levos

Jeffrey B. Levos
Vice President and Controller and
Chief Accounting Officer

Exhibit Index
Exhibit No.
12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2000 through 2004 and the Six Months Ended June 30, 2005 and 2004.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.