Form 10-Q
period 2005-09-30
COOPER INDUSTRIES LTD
filed 2005-11-07
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
         (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
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
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Number of registrant’s common stock outstanding as of September 30, 2005 was 91,623,592 Class A common shares that are held by the public and 9,519,414 Class A common shares and 54,810,129 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions, where applicable)
Revenues	$1,210.4	$1,140.2	$3,544.4	$3,314.1
Cost of sales	828.1	798.4	2,430.4	2,315.6
Selling and administrative expenses	235.9	211.6	696.3	632.0

Operating earnings	146.4	130.2	417.7	366.5
Interest expense, net	16.5	17.0	52.0	51.3

Income before income taxes	129.9	113.2	365.7	315.2
Income taxes	27.9	23.9	78.6	64.3

Net income	$102.0	$89.3	$287.1	$250.9

Income per common share:
Basic	$1.11	$.97	$3.09	$2.71

Diluted	$1.08	$.95	$3.02	$2.65

Cash dividends per common share	$.37	$.35	$1.11	$1.05

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(in millions)
ASSETS
Cash and cash equivalents	$376.0	$652.8
Receivables	919.2	820.9
Inventories	576.1	523.0
Deferred income taxes and other current assets	174.5	221.9

Total current assets	2,045.8	2,218.6

Property, plant and equipment, less accumulated depreciation	679.7	696.4
Goodwill	2,090.0	2,142.3
Deferred income taxes and other noncurrent assets	273.9	283.5

Total assets	$5,089.4	$5,340.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$7.9	$97.6
Accounts payable	385.1	350.7
Accrued liabilities	490.6	488.8
Accrual for discontinued operations	171.4	225.1
Current maturities of long-term debt	449.3	665.4

Total current liabilities	1,504.3	1,827.6

Long-term debt	680.5	698.6
Postretirement benefits other than pensions	165.9	173.3
Other long-term liabilities	345.3	354.8

Total liabilities	2,696.0	3,054.3

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	390.1	446.2
Retained earnings	2,154.9	1,971.6
Accumulated other nonowner changes in equity	(152.5)	(132.2)

Total shareholders’ equity	2,393.4	2,286.5

Total liabilities and shareholders’ equity	$5,089.4	$5,340.8

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(in millions)
Cash flows from operating activities:
Net income	$287.1	$250.9

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	84.1	88.8
Deferred income taxes	5.0	29.0
Restructuring charge payments	(0.4)	(3.8)
Changes in assets and liabilities: (1)
Receivables	(114.3)	(97.2)
Inventories	(54.5)	10.7
Accounts payable and accrued liabilities	8.3	(4.1)
Other assets and liabilities, net	85.2	86.2

Net cash provided by operating activities	300.5	360.5

Cash flows from investing activities:
Capital expenditures	(71.8)	(64.1)
Cash paid for acquired businesses	(2.4)	(10.1)
Proceeds from sales of property, plant and equipment and other	6.6	8.5

Net cash used in investing activities	(67.6)	(65.7)

Cash flows from financing activities:
Proceeds from issuances of debt	1.4	2.2
Repayments of debt	(270.1)	(1.7)
Dividends	(103.8)	(97.9)
Subsidiary purchase of parent shares	(166.2)	(202.9)
Activity under employee stock plans and other	54.7	37.2

Net cash used in financing activities	(484.0)	(263.1)
Effect of exchange rate changes on cash and cash equivalents	(25.7)	0.2

Increase/(decrease) in cash and cash equivalents	(276.8)	31.9
Cash and cash equivalents, beginning of period	652.8	463.7

Cash and cash equivalents, end of period	$376.0	$495.6

(1)	Net of the effects of acquisitions and translation.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 123(R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). For Cooper, the revised statement is effective January 1, 2006. Statement 123(R) must be applied to new awards and previously granted awards that are not fully vested on the effective date. Cooper adopted SFAS No. 123 on January 1, 2003 using the prospective transition method which applied only to awards granted, modified or settled after the adoption date. Accordingly, compensation cost for some previously granted unvested awards that were not recognized under SFAS No. 123 will be recognized under Statement 123(R). Had we adopted Statement 123(R) in prior periods the impact of that standard would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of the Notes to the Consolidated Financial Statements.
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
     Effective January 1, 2003, Cooper adopted SFAS No. 123, as amended. Cooper utilized the prospective method of adoption. Cooper accounts for stock-based compensation awards granted, modified or settled prior to January 1, 2003 using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”). SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model. The fair value of restricted stock and performance-based awards granted was measured at the market price on the grant date. Stock-based compensation expense was $30.0 million and $16.1 million during the nine months ended September 30, 2005 and 2004, respectively.

     The following table presents pro forma income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. There are essentially two remaining differences between as reported and pro-forma amounts on both a net income, as well as earnings per share basis. First, Cooper accounts for award grants prior to January 1, 2003 using the intrinsic value method, whereas the pro-forma amounts reflect those award grants as calculated under SFAS 123. Secondly, the pro-forma amounts reflect recognition of the tax benefits of disqualifying dispositions of stock acquired pursuant to incentive stock options in accordance with SFAS 123.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in millions)
Net income, as reported	$102.0	$89.3	$287.1	$250.9

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8.3	2.7	18.5	9.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.0)	(2.3)	(16.1)	(11.3)

Pro forma net income	$102.3	$89.7	$289.5	$249.2

Earnings per share:
Basic – as reported	$1.11	$.97	$3.09	$2.71
Basic – pro forma	$1.11	$.98	$3.12	$2.69
Diluted – as reported	$1.08	$.95	$3.02	$2.65
Diluted – pro forma	$1.08	$.95	$3.05	$2.63
Note 3. Acquisitions
     In March 2004, Cooper acquired a manufacturer of specification and commercial grade lighting fixtures for $10.1 million. In November 2004, Cooper acquired a U.K. based manufacturer of visual and audible alarms and public address speakers for $38.5 million.
Note 4. Inventories

	September 30,	December 31,
	2005	2004
	(in millions)
Raw materials	$201.0	$185.2
Work-in-process	147.9	118.6
Finished goods	337.2	320.2
Perishable tooling and supplies	14.3	13.2

	700.4	637.2
Allowance for excess and obsolete inventory	(58.9)	(58.9)
Excess of current standard costs over LIFO costs	(65.4)	(55.3)

Net inventories	$576.1	$523.0

Note 5. Shareholders’ Equity
     At September 30, 2005, 91,623,592 Class A common shares, $.01 par value were issued and outstanding (excluding the 9,519,414 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 92,543,660 Class A common shares, $.01 par value (excluding the 3,700,200 Class A common shares held by wholly-owned subsidiaries) at December 31, 2004. During the first nine months of 2005, Cooper issued 1,589,332 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first nine months of 2005, Cooper’s wholly-owned subsidiaries purchased 2,509,400 Class A common shares for $166.2 million under Cooper’s share repurchase plan and a wholly-owned subsidiary purchased 3,669,037 previously unissued Class A common shares at fair market value. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During the first nine months of 2005, 359,223 Class A common shares held by wholly-owned subsidiaries were issued in connection with employee incentive plans, leaving 9,519,414 Class A common shares held by wholly-owned subsidiaries at September 30, 2005.
     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share.
Note 6. Segment Information

	Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in millions)
Electrical Products	$1,027.5	$952.2	$3,006.4	$2,771.8
Tools & Hardware	182.9	188.0	538.0	542.3

Total revenues	$1,210.4	$1,140.2	$3,544.4	$3,314.1

	Operating Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in millions)
Electrical Products	$158.2	$131.2	$441.8	$381.4
Tools & Hardware	15.5	18.3	46.0	42.7

Segment operating earnings	173.7	149.5	487.8	424.1
General Corporate expenses	27.3	19.3	70.1	57.6

Total operating earnings	146.4	130.2	417.7	366.5
Interest expense, net	16.5	17.0	52.0	51.3

Income before income taxes	$129.9	$113.2	$365.7	$315.2

Note 7. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in millions)
Components of net periodic benefit cost:
Service cost	$4.2	$4.1	$12.9	$12.2
Interest cost	9.8	10.4	30.2	31.1
Expected return on plan assets	(12.0)	(11.7)	(37.4)	(35.1)
Amortization of prior service cost	0.2	0.2	0.5	0.5
Recognized actuarial loss	2.4	1.8	7.2	5.4

Net periodic benefit cost	$4.6	$4.8	$13.4	$14.1

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in millions)
Components of net periodic benefit cost:
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	1.7	2.1	5.2	6.2
Recognized actuarial gain	(0.8)	(0.7)	(2.3)	(2.1)

Net periodic benefit cost	$1.0	$1.4	$3.1	$4.2

Note 8. Income Taxes
     The effective tax rate was 21.5% for the nine months ended September 30, 2005 and 20.4% for the nine months ended September 30, 2004. The rate increase is primarily related to increased projected taxable earnings in 2005 without a corresponding increase in projected tax benefits.
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
Note 9. Net Income Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)
Basic:
Net income applicable to common stock	$102.0	$89.3	$287.1	$250.9

Weighted average common shares outstanding	92.3	91.8	92.8	92.5

Diluted:
Net income applicable to common stock	$102.0	$89.3	$287.1	$250.9

Weighted average common shares outstanding	92.3	91.8	92.8	92.5
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	2.5	2.2	2.4	2.2

Weighted average common shares and common share equivalents	94.8	94.0	95.2	94.7

Options and employee awards are not considered in the calculations if the effect would be antidilutive.
Note 10. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in millions)
Net income	$102.0	$89.3	$287.1	$250.9
Foreign currency translation gains (losses)	(6.9)	3.1	(20.4)	4.9
Change in fair value of derivatives	1.2	(0.1)	0.1	1.2

Net income and other nonowner changes in equity	$96.3	$92.3	$266.8	$257.0

Note 11. Restructuring
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of September 30, 2005, Cooper had paid a total of $5.3 million for these actions, all of which was for severance costs.
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

     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

			Facilities
	Number of	Accrued	Closure and
	Employees	Severance	Rationalization
		($ in millions)
Balance at December 31, 2002	1,022	$16.2	$5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at December 31, 2004	—	—	0.6
Cash expenditures	—	—	—

Balance at September 30, 2005	—	$—	$0.6

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
     See “Restructuring” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Note 12. Charge Related to Discontinued Operations
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2005, a total of 137,170 Abex Claims were filed, of which 98,444 claims have been resolved leaving 38,726 Abex Claims pending at September 30, 2005, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2005, 1,199 claims were filed and 4,152 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,062 before insurance. A total of $77 million was spent on defense costs for the period August 28, 1998 through September 30, 2005. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.
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
     Recently, Federal-Mogul and its constituents in the Chapter 11 proceedings announced that they have reached an agreement with UK administrators of Federal-Mogul’s local affiliates, which Cooper believes brings Federal-Mogul closer to emerging from bankruptcy. Cooper is in active negotiations with representatives of Federal-Mogul, its bankruptcy committees and the future claimants to resolve its liability exposure for Abex Claims within the Federal-Mogul proposed 524(g) trust. While no agreement has been finalized, it is possible that in the foreseeable future Cooper could sign an agreement that would lead to a resolution of all of its Abex Claims through the 524(g) trust. If an agreement is reached, it will likely include an upfront payment of cash, shares of Cooper common stock, and an obligation for additional annual cash payments that could extend over 25 years. The amount of the annual ongoing obligation would likely be reduced by insurance proceeds received directly by the 524(g) trust during this period. If Cooper reaches a settlement on these terms, it would likely result in an additional earnings charge to discontinued operations. This charge would reflect 25 years of undiscounted cash outflows, and insurance recovery assumptions. There are numerous scenarios on insurance recoveries over an extended time, and Cooper is actively working to determine an appropriate insurance recovery scenario in the event that a settlement is signed. Bates White, LLC continues to assist Cooper in evaluating analyses prepared by the Representatives and their advisors and advise Cooper on accounting and reporting practices. From a cash flow perspective, Cooper management believes that a settlement on terms being discussed would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. There is significant uncertainty as to whether any settlement agreement will be finalized. In addition, any settlement is subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $171.4 million at September 30, 2005 and $225.1 million at December 31, 2004. Insurance recoveries are recorded as an increase in the accrual when cash is received, which may be an extended period from the date when a claim or defense costs are paid.
Note 13. Consolidating Financial Information
     Prior to January 1, 2005, Cooper fully and unconditionally guaranteed the registered debt securities of Cooper Industries, Inc. (“Cooper Ohio”), a wholly-owned indirect subsidiary. Effective January 1, 2005, Cooper Industries, LLC, a wholly-owned indirect subsidiary, became the successor issuer of Cooper Ohio’s registered debt securities as a result of a merger of Cooper Ohio into Cooper Industries, LLC. Cooper and certain principal operating subsidiaries fully and unconditionally guarantee, on a joint and several basis, the registered debt securities of Cooper Industries, LLC. The following condensed consolidating financial information is included so that separate financial statements of Cooper Industries, LLC, Cooper Ohio or the guaranteeing subsidiaries are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class A and Class B common shares are accounted for using the cost method.
Consolidating Income Statements
Three Months Ended September 30, 2005
(in millions)

		Cooper	Guaranteeing	Other	Consolidating
	Cooper	Industries, LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$820.2	$430.2	$(40.0)	$1,210.4
Cost of sales	—	(0.2)	573.4	294.9	(40.0)	828.1
Selling and administrative expenses	2.0	4.1	146.3	83.5	—	235.9
Interest expense, net	(0.1)	13.7	(1.2)	4.1	—	16.5
Equity in earnings of subsidiaries, net of tax.	122.4	9.3	71.5	66.9	(270.1)	—
Intercompany income (expense)	(1.8)	(10.3)	(120.7)	149.5	(16.7)	—

Income (loss) before income taxes	118.7	(18.6)	52.5	264.1	(286.8)	129.9
Income tax expense (benefit)	—	(10.3)	(14.5)	52.7	—	27.9

Net income (loss)	$118.7	$(8.3)	$67.0	$211.4	$(286.8)	$102.0

Consolidating Income Statements
Three Months Ended September 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$45.2	$1,098.2	$(3.2)	$1,140.2
Cost of sales	—	31.0	770.6	(3.2)	798.4
Selling and administrative expenses	2.0	23.6	186.0	—	211.6
Interest expense, net	(0.2)	12.2	5.0	—	17.0
Equity in earnings of subsidiaries, net of tax	91.8	104.4	42.1	(238.3)	—
Intercompany income (expense)	(0.7)	(76.6)	77.3	—	—

Income before income taxes	89.3	6.2	256.0	(238.3)	113.2
Income tax expense (benefit)	—	(35.9)	59.8	—	23.9

Net income	$89.3	$42.1	$196.2	$(238.3)	$89.3

Nine Months Ended September 30, 2005
(in millions)

		Cooper	Guaranteeing	Other	Consolidating
	Cooper	Industries, LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$2,382.8	$1,262.2	$(100.6)	$3,544.4
Cost of sales	0.2	—	1,685.7	845.1	(100.6)	2,430.4
Selling and administrative expenses	6.7	7.9	429.5	252.2	—	696.3
Interest expense, net	(1.0)	40.6	(2.9)	15.3	—	52.0
Equity in earnings of subsidiaries, net of tax	360.4	59.0	182.1	196.3	(797.8)	—
Intercompany income (expense)	(4.3)	(37.1)	(286.9)	391.5	(63.2)	—

Income (loss) before income taxes	350.2	(26.6)	165.7	737.4	(861.0)	365.7
Income tax expense (benefit)	—	(31.8)	(30.6)	141.0	—	78.6

Net income	$350.2	$5.2	$196.3	$596.4	$(861.0)	$287.1

Nine Months Ended September 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Revenues	$—	$185.5	$3,141.9	$(13.3)	$3,314.1
Cost of sales	0.6	123.3	2,205.0	(13.3)	2,315.6
Selling and administrative expenses	6.7	76.3	549.0	—	632.0
Interest expense, net	(0.7)	36.1	15.9	—	51.3
Equity in earnings of subsidiaries, net of tax	260.9	330.9	117.8	(709.6)	—
Intercompany income (expense)	(3.4)	(280.5)	283.9	—	—

Income before income taxes	250.9	0.2	773.7	(709.6)	315.2
Income tax expense (benefit)	—	(117.6)	181.9	—	64.3

Net income	$250.9	$117.8	$591.8	$(709.6)	$250.9

Consolidating Balance Sheets
September 30, 2005
(in millions)

		Cooper	Guaranteeing	Other	Consolidating
	Cooper	Industries, LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$56.5	$(0.1)	$66.7	$252.9	$—	$376.0
Receivables	—	—	553.3	365.9	—	919.2
Inventories	—	—	341.8	234.3	—	576.1
Deferred income taxes and other current assets	0.1	97.3	65.7	11.4	—	174.5

Total current assets	56.6	97.2	1,027.5	864.5	—	2,045.8

Property, plant and equipment, less accumulated depreciation.	—	—	385.0	294.7	—	679.7
Goodwill	—	—	1,018.1	1,071.9	—	2,090.0
Investment in subsidiaries	4,899.0	1,027.9	4,802.5	2,772.7	(13,502.1)	—
Investment in parent	—	—	2,522.3	312.7	(2,835.0)	—
Intercompany accounts receivables	576.9	596.7	1,369.9	2,570.2	(5,113.7)	—
Intercompany notes receivable	46.1	14.1	73.4	5,971.2	(6,104.8)	—
Deferred income taxes and other noncurrent assets	—	121.6	39.7	112.6	—	273.9

Total assets	$5,578.6	$1,857.5	$11,238.4	$13,970.5	$(27,555.6)	$5,089.4

Short-term debt	$—	$—	$—	$7.9	$—	$7.9
Accounts payable	34.2	11.9	190.5	148.5	—	385.1
Accrued liabilities	3.7	29.6	325.6	131.7	—	490.6
Accrual for discontinued operations	—	171.4	—	—	—	171.4
Current maturities of long-term debt	—	88.0	—	361.3	—	449.3

Total current liabilities.	37.9	300.9	516.1	649.4	—	1,504.3

Long-term debt	—	671.1	8.0	1.4	—	680.5
Intercompany accounts payables	—	—	2,819.8	2,293.9	(5,113.7)	—
Intercompany notes payable	272.8	470.7	5,235.6	125.7	(6,104.8)	—
Other long-term liabilities	—	126.6	271.9	112.7	—	511.2

Total liabilities	310.7	1,569.3	8,851.4	3,183.1	(11,218.5)	2,696.0

Class A common stock	0.9	—	—	—	—	0.9
Class B common stock	0.5	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	258.6	(258.6)	—
Capital in excess of par value	3,197.7	—	501.1	6,735.8	(10,044.5)	390.1
Retained earnings	2,231.0	401.6	2,048.8	4,133.3	(6,659.8)	2,154.9
Accumulated other nonowner changes in equity	(162.2)	(113.4)	(162.9)	(340.3)	626.3	(152.5)

Total shareholders’ equity	5,267.9	288.2	2,387.0	10,787.4	(16,337.1)	2,393.4

Total liabilities and shareholders’ equity	$5,578.6	$1,857.5	$11,238.4	$13,970.5	$(27,555.6)	$5,089.4

Consolidating Balance Sheets
December 31, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$111.5	$246.1	$295.2	$—	$652.8
Receivables	—	15.0	805.9	—	820.9
Inventories	—	—	523.0	—	523.0
Deferred income taxes and other current assets	1.3	215.0	5.6	—	221.9

Total current assets	112.8	476.1	1,629.7	—	2,218.6

Property, plant and equipment, less accumulated depreciation	—	34.5	661.9	—	696.4
Goodwill	—	—	2,142.3	—	2,142.3
Investment in subsidiaries	2,785.8	4,796.1	193.5	(7,775.4)	—
Investment in parent	—	2,245.5	202.2	(2,447.7)	—
Intercompany accounts receivable	514.0	—	681.9	(1,195.9)	—
Intercompany notes receivable	25.6	21.3	3,899.6	(3,946.5)	—
Deferred income taxes and other noncurrent assets	—	112.6	170.9	—	283.5

Total assets	$3,438.2	$7,686.1	$9,582.0	$(15,365.5)	$5,340.8

Short-term debt	$—	$—	$97.6	$—	$97.6
Accounts payable	32.5	21.1	297.1	—	350.7
Accrued liabilities	2.9	130.6	355.3	—	488.8
Accrual for discontinued operations	—	225.1	—	—	225.1
Current maturities of long-term debt	—	229.0	436.4	—	665.4

Total current liabilities.	35.4	605.8	1,186.4	—	1,827.6

Long-term debt	—	688.3	10.3	—	698.6
Intercompany accounts payable	—	1,195.9	—	(1,195.9)	—
Intercompany notes payable	135.7	3,763.9	46.9	(3,946.5)	—
Other long-term liabilities	—	253.2	274.9	—	528.1

Total liabilities	171.1	6,507.1	1,518.5	(5,142.4)	3,054.3

Class A common stock	0.9	—	—	—	0.9
Class B common stock	0.5	—	—	(0.5)	—
Subsidiary common stock	—	—	137.0	(137.0)	—
Capital in excess of par value	2,882.2	12.1	7,252.0	(9,700.1)	446.2
Retained earnings	350.0	1,263.8	773.1	(415.3)	1,971.6
Accumulated other nonowner changes in equity	33.5	(96.9)	(98.6)	29.8	(132.2)

Total shareholders’ equity	3,267.1	1,179.0	8,063.5	(10,223.1)	2,286.5

Total liabilities and shareholders’ equity	$3,438.2	$7,686.1	$9,582.0	$(15,365.5)	$5,340.8

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2005
(in millions)

		Cooper	Guaranteeing	Other	Consolidating
	Cooper	Industries, LLC	Subsidiaries	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(4.9)	$(114.0)	$20.4	$399.0	$—	$300.5

Cash flows from investing activities:
Capital expenditures	—	—	(41.4)	(30.4)	—	(71.8)
Cash paid for acquired businesses	—	—	—	(2.4)	—	(2.4)
Investment in affiliates	(11.1)	(9.8)	(33.7)	—	54.6	—
Loans to affiliates	(46.0)	(14.1)	(69.4)	(137.1)	266.6	—
Repayments of loans from affiliates	25.6	—	—	—	(25.6)	—
Dividends from affiliates	—	0.9	86.7	3.1	(90.7)	—
Other	—	1.5	0.5	4.6	—	6.6

Net cash used in investing activities	(31.5)	(21.5)	(57.3)	(162.2)	204.9	(67.6)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	—	1.4	—	1.4
Repayments of debt	—	(152.0)	—	(118.1)	—	(270.1)
Borrowings from affiliates	137.1	7.9	—	121.6	(266.6)	—
Repayments of loans to affiliates	—	—	—	(25.6)	25.6	—
Other intercompany financing activities	(16.7)	279.5	(120.4)	(142.4)	—	—
Dividends	(103.8)	—	—	—	—	(103.8)
Dividends paid to affiliates	(46.4)	—	—	(44.3)	90.7	—
Subsidiary purchase of parent shares	11.2	—	(78.0)	(99.4)	—	(166.2)
Issuance of stock	—	—	—	54.6	(54.6)	—
Employee stock plan activity and other	—	—	54.7	—	—	54.7

Net cash provided by (used in) financing activities.	(18.6)	135.4	(143.7)	(252.2)	(204.9)	(484.0)
Effect of exchange rate changes on cash and cash equivalents.	—	—	—	(25.7)	—	(25.7)

Increase (decrease) in cash and cash equivalents	(55.0)	(0.1)	(180.5)	(41.2)	—	(276.8)
Cash and cash equivalents, beginning of period	111.5	—	247.2	294.1	—	652.8

Cash and cash equivalents, end of period	$56.5	$(0.1)	$66.7	$252.9	$—	$376.0

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2004
(in millions)

		Cooper	Other	Consolidating
	Cooper	Ohio	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(6.2)	$(72.7)	$439.4	$—	$360.5

Cash flows from investing activities:
Capital expenditures	—	(13.3)	(50.8)	—	(64.1)
Cash paid for acquired businesses	—	—	(10.1)	—	(10.1)
Intercompany sale (purchase) of investment in parent	—	109.5	(109.5)	—	—
Intercompany sale (purchase) of investment in subsidiaries	—	(182.1)	182.1	—	—
Investment in affiliates	(4.8)	—	—	4.8	—
Loans to affiliates	(39.4)	(23.7)	(82.5)	145.6	—
Repayments of loans from affiliates	34.1	3.0	84.5	(121.6)	—
Dividends from subsidiaries	134.0	19.8	—	(153.8)	—
Other	—	—	8.5	—	8.5

Net cash provided by (used in) investing activities	123.9	(86.8)	22.2	(125.0)	(65.7)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	2.2	—	2.2
Repayments of debt	—	—	(1.7)	—	(1.7)
Borrowings from affiliates	83.5	—	62.1	(145.6)	—
Repayments of loans to affiliates	(132.1)	—	10.5	121.6	—
Other intercompany financing activities	3.2	202.0	(205.2)	—	—
Dividends	(97.9)	—	—	—	(97.9)
Dividends paid to affiliates	—	—	(153.8)	153.8	—
Subsidiary purchase of parent shares	—	(110.3)	(92.6)	—	(202.9)
Employee stock plan activity and other	—	37.2	4.8	(4.8)	37.2

Net cash provided by (used in) financing activities	(143.3)	128.9	(373.7)	125.0	(263.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2

Increase (decrease) in cash and cash equivalents	(25.6)	(30.6)	88.1	—	31.9

Cash and cash equivalents, beginning of period	96.4	257.2	110.1	—	463.7

Cash and cash equivalents, end of period	$70.8	$226.6	$198.2	$—	$495.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004
     Net income for the third quarter of 2005 was $102.0 million on revenues of $1,210.4 million compared with 2004 third quarter net income of $89.3 million on revenues of $1,140.2 million. Third quarter diluted earnings per share increased 14% to $1.08 from $.95 in 2004.
Revenues:
     Revenues for the third quarter of 2005 increased 6% compared to the third quarter of 2004. The impact of foreign currency translation increased reported revenues by less than 1% for the quarter.
     Electrical Products segment revenues for the third quarter of 2005 increased 8% compared to the third quarter of 2004. Foreign currency translation increased revenues by less than 1% for the quarter. Electrical Products revenue growth was experienced in each of the major markets served. Strong demand from industrial, utility and residential construction markets plus sustained commercial construction levels provided solid market fundamentals. The retail sector also provided revenue growth for the quarter. In addition, repair and replacement needs in the hurricane damaged U.S. Gulf Coast contributed to revenue growth.
     Tools & Hardware segment revenues for the third quarter of 2005 decreased 3% from the third quarter of 2004. Foreign currency translation increased revenues by approximately 2% for the quarter. Tools & Hardware segment 2005 revenues declined primarily due to spending cutbacks implemented by automotive manufacturers for automated assembly systems and weaker demand for industrial power tools. Conversely, sales of hand tools continued to provide growth due to strong industrial and retail demand.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 68.4% for the third quarter of 2005 compared to 70.0% for the comparable 2004 quarter. The decrease in the cost of sales percentage was primarily due to continued productivity improvements, adequate pricing to offset material, energy and transportation cost increases, and increased volume leverage of costs in the Electrical Products segment.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.9% for the third quarter of 2005 compared to 69.5% for the third quarter of 2004. The decrease in cost of sales percentage resulted from productivity improvements and revenue leverage. Tools & Hardware segment cost of sales, as a percentage of revenues, was 71.6% for the third quarter of 2005 compared to 72.5% for the third quarter of 2004. The decrease in cost of sales percentage was due to productivity initiatives, pricing actions and a favorable sales mix from declines in lower margin assembly equipment shipments.
     Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2005 were 19.5% compared to 18.6% for the third quarter of 2004. The increase is primarily due to costs incurred related to reorganizing certain corporate activities, stock-based compensation expenses from 2005 grants and accelerated vesting of stock-based compensation and other costs related to the retirement of a senior executive. Increased audit and Sarbanes-Oxley Act compliance costs also contributed to the increase.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, were 16.7% for both the third quarter of 2005 and the third quarter of 2004. Leverage benefits from higher revenues and productivity improvements were offset by increased stock-based compensation costs and investment in international and other selling and marketing initiatives.

     Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2005 were 19.9% compared to 17.8% for the third quarter of 2004. The increase in the selling and administrative expenses percentage is primarily due to decreased leverage from lower volumes, increased stock-based compensation costs and costs of productivity actions implemented in the third quarter of 2005.
     Interest expense, net for the third quarter of 2005 decreased $0.5 million from the 2004 third quarter primarily as a result of lower average debt balances and incremental interest earned on cash balances, partially offset by higher average interest rates. Average debt balances were $1.27 billion and $1.33 billion and average interest rates were 6.1% and 5.7% for the third quarter of 2005 and 2004, respectively.
Operating Earnings:
     Electrical Products segment third quarter 2005 operating earnings increased 21% to $158.2 million from $131.2 million for the same quarter of last year. The increase was a result of revenue growth, productivity improvements, price increases sufficient to offset inflationary pressures on key product and distribution costs and revenue leverage.
     Tools & Hardware segment third quarter 2005 operating earnings decreased 15% to $15.5 million compared to $18.3 million in the third quarter of 2004. The decrease was a result of lower revenues from power tools and assembly systems, partially offset by favorable sales mix from declines in overall assembly equipment business. Selling, general and administrative costs increased, as costs of productivity actions implemented in the third quarter of 2005, net of savings, was approximately $2.0 million.
     General Corporate expense increased $8.0 million to $27.3 million during the third quarter of 2005 compared to $19.3 million during the third quarter of 2004. This increase primarily resulted from reorganizing certain corporate activities, stock-based compensation expenses from 2005 grants and accelerated vesting of stock-based compensation and other costs related to the retirement of a senior executive. Increased Sarbanes-Oxley Act compliance costs also contributed to the increase.
Income Taxes:
     The effective tax rate was 21.5% for the three months ended September 30, 2005 and 21.1% for the three months ended September 30, 2004. The increase is primarily related to increased projected taxable earnings in 2005, without a corresponding increase in projected tax benefits.

Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004
     Net income for the first nine months of 2005 was $287.1 million on revenues of $3,544.4 million compared with 2004 nine months net income of $250.9 million on revenues of $3,314.1 million. Nine months diluted earnings per share increased 14% to $3.02 from $2.65 in 2004.
Revenues:
     Revenues for the first nine months of 2005 increased 7% compared to the first nine months of 2004. The impact of foreign currency translation increased revenues by approximately 1% for the first nine months of 2005.
     Electrical Products segment revenues for the first nine months of 2005 increased approximately 9% compared to the first nine months of 2004. Foreign currency translation contributed approximately 1% to the revenue increase. All of Cooper’s Electrical Products businesses experienced revenue growth during the first nine months of the year. Sales growth was supported by favorable industrial, utility and energy markets as well as solid retail demand and steady commercial construction. The segment’s key growth initiatives as well as price increases in response to inflationary cost pressures produced growth across the business lines.
     Tools & Hardware segment revenues for the first nine months of 2005 decreased approximately 1% compared to the first nine months of 2004. Foreign currency translation increased revenues by approximately 2% in the first nine months of 2005. The segment results reflect mixed end user markets. Industrial and retail market demand drove growth in hand tools, but a weak automotive market led to declines in power tools and automated assembly systems revenues. Pricing actions in response to inflationary cost pressures provided a partial offset to volume declines.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 68.6% for the first nine months of 2005 compared to 69.9% for the comparable 2004 period. The decrease in the cost of sales percentage was primarily a result of increased leverage from higher revenues and productivity improvements. Overall, pricing actions were estimated to be close to parity to offset increases in key materials, energy and transportation costs.
     Electrical Products segment cost of sales, as a percentage of revenues, was 68.1% for the first nine months of 2005 compared to 69.2% for the first nine months of 2004. The decrease in the cost of sales percentage was primarily a result of productivity initiatives, continued benefit from global sourcing initiatives and improved leverage. Tools & Hardware segment cost of sales, as a percentage of revenues, was 70.9% for the first half of 2005 compared to 72.9% for the same period of 2004. The decrease in cost of sales percentage reflects productivity improvements and decreased sales of lower margin assembly systems.
     Selling and administrative expenses, as a percentage of revenues, for the first nine months of 2005 were 19.6% compared to 19.1% for the first nine months of 2004. The increase was primarily associated with costs incurred to reorganize certain activities and higher stock-based compensation costs from 2005 grants and accelerated vesting of stock-based compensation and other costs related to the retirement of a senior executive. Increased audit and Sarbanes-Oxley Act compliance expenses also contributed to the increase.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2005 were 17.2% compared to 17.0% for the first nine months of 2004. The increase in selling and administrative expenses percentage is primarily due to increased stock-based compensation costs and investment in growth initiatives.
     Tools & Hardware segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2005 were 20.5% compared to 19.3% for the first nine months of 2004. The increase in the selling and administrative expenses percentage is primarily due to increased incentive-based compensation expenses, globalization initiatives and productivity actions implemented in the third quarter of 2005.
     Interest expense, net for the first nine months of 2005 increased $0.7 million from the 2004 first nine months primarily as a result of higher average interest rates partially offset by additional interest earned on higher average cash balances. Average debt balances were $1.33 billion during both periods and average interest rates were 6.0% and 5.6% for the first nine months of 2005 and 2004, respectively.
Operating Earnings:
     Electrical Products segment first nine months of 2005 operating earnings increased 16% to $441.8 million from $381.4 million for the same period of last year. The increase was primarily due to the combination of revenue increases and productivity improvement initiatives.
     Tools & Hardware segment first nine months 2005 operating earnings increased 8% to $46.0 million compared to $42.7 million in the same period of 2004. The increase reflects favorable sales mix, product cost reductions and productivity improvements.
     General Corporate expense increased $12.5 million to $70.1 million during the first nine months of 2005 compared to $57.6 million during the same period of 2004. The increase was primarily associated with costs incurred to reorganize certain corporate activities, and higher stock-based compensation costs from 2005 grants and accelerated vesting of stock-based compensation and other costs related to the retirement of a senior executive. Increased audit and Sarbanes-Oxley Act compliance expenses also contributed to the increase.
     Cooper anticipates incurring additional costs for productivity actions and stock-based compensation expense related to the retirement of a senior executive, net of related savings, in the range of approximately $.03 — $.04 per share during the fourth quarter of 2005.
Restructuring:
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action will include the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools & Hardware segment and $0.9 million related to General Corporate. As of September 30, 2005, Cooper had paid a total of $5.3 million for these actions, all of which was for severance costs.
     A total of 114 salaried and 150 hourly personnel were eliminated as a result of these actions. The multiple-employer pension obligation is expected to be paid over 15 years beginning in the fourth quarter of 2005. Cooper estimates the annual savings from the personnel reductions was approximately $6 million, (net of additional employees added in lower-cost regions) with most of the savings beginning in the first quarter of 2004. The savings from the withdrawal from the multiple-employer pension plan are approximately $1 million per year and are expected to begin in 2006. The majority of the eliminated costs previously were reflected as cost of sales.
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
     The following table reflects activity related to the fourth quarter 2002 restructuring charge.

			Facilities
	Number of	Accrued	Closure and
	Employees	Severance	Rationalization
		($ in millions)
Balance at December 31, 2002	1,022	$16.2	$5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at December 31, 2004	—	—	0.6
Cash expenditures	—	—	—

Balance at September 30, 2005	—	$—	$0.6

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
Income Taxes:
     The effective tax rate was 21.5% for the nine months ended September 30, 2005 and 20.4% for the nine months ended September 30, 2004. The increase is primarily related to increased projected taxable earnings in 2005 without a corresponding increase in projected tax benefits.
Liquidity and Capital Resources
     Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $117 million during the first nine months of 2005. The increase included a $98 million increase in receivables and a $53 million increase in inventories, partially offset by a $34 million increase in accounts payable, which were all driven by increased sales volume and actions to improve customer service. However, operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the first nine months of 2005 of 4.5 turns increased from 4.4 turns in the same period of 2004 and was primarily due to revenues growing at a higher rate than operating working capital.
     Cash provided by operating activities was $301 million for the first nine months of 2005. This cash, plus $277 million of cash and cash equivalents and $55 million of cash received from employee stock activity were primarily used to fund capital expenditures of $72 million, dividends of $104 million, debt repayments of $270 million and share purchases of $166 million during the first nine months of 2005.
     Cash provided by operating activities was $361 million during the first nine months of 2004. This cash, plus an additional $37 million of cash received from employee stock activity were primarily used to fund capital expenditures of $64 million, an acquisition of $10 million, dividends of $98 million and share purchases of $203 million.
     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $2.1 million and $4.5 million during the nine months ended September 30, 2005 and 2004, respectively.
     Cooper is continuing to focus on initiatives to maximize cash flows. Cooper currently anticipates a continuation of its long-term ability to annually generate approximately $200 million in cash flow available for acquisitions, debt repayments and common stock repurchases.
     As discussed in Note 12 of Notes to the Consolidated Financial Statements, Cooper is continuing discussions with the Representatives of Federal-Mogul, its bankruptcy committees and the future claimants regarding settlement of Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul. It is likely that if a settlement is reached, the settlement would involve an upfront payment of cash and an obligation for additional cash payments that could extend over 25 years. Cooper anticipates that any settlement cash contribution amounts as well as payments under the long-term obligation would be funded from operating cash flows and existing cash.
Capital Resources:
     Cooper has targeted a 35% to 45% debt-to-total capitalization ratio and intends to utilize cash flows to maintain a debt-to-total capitalization ratio within this range. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 32.2% at September 30, 2005, 39.0% at December 31, 2004 and 38.3% at September 30, 2004.
     At September 30, 2005 and December 31, 2004, Cooper had short-term debt of $7.9 million and $97.6 million, respectively and no commercial paper outstanding.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash and committed credit facilities. At September 30, 2005 and December 31, 2004, Cooper had cash and cash equivalents of $376.0 million and $652.8 million, respectively. At September 30, 2005, Cooper had a $500 million committed credit facility which matures in November 2009. Short-term debt to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
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

     Cooper’s access to the commercial paper market could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper’s access to the commercial paper market be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed credit facility to provide short-term funding. The committed credit facility does not contain any provision, which makes its availability to Cooper dependent on Cooper’s credit ratings.
     During the 2005 third quarter, Cooper repaid $152 million of second series medium-term notes that matured. An additional $77 million of these notes mature in the 2005 fourth quarter. Also, on October 25, 2005, Cooper repaid the 300 million Euro bond issuance, which matured on that date. Repayments of these debt maturities were funded from cash provided by operating activities, existing cash and cash equivalents, and commercial paper issuances. Cooper currently expects to issue a new series of seven-year notes.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of September 30, 2005, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2004.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	September 30,
	2005	2004
	(in millions)
Electrical Products	$397.7	$324.0
Tools & Hardware	64.0	75.1

	$461.7	$399.1

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
     Cooper is executing a multi-year plan of implementing an Enterprise Business System (“EBS”) globally. To date, approximately one-half of Cooper’s global operations are functioning on the new system. Implementing an EBS system on a global basis involves significant changes in business processes. The implementation is phased, which reduces the risks associated with making these changes. In addition, Cooper is taking the necessary steps to monitor and maintain appropriate internal controls during the implementations.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Cooper’s financial statements.
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2005, a total of 137,170 Abex Claims were filed, of which 98,444 claims have been resolved leaving 38,726 Abex Claims pending at September 30, 2005, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2005, 1,199 claims were filed and 4,152 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,062 before insurance. A total of $77 million was spent on defense costs for the period August 28, 1998 through September 30, 2005. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.
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
     Recently, Federal-Mogul and its constituents in the Chapter 11 proceedings announced that they have reached an agreement with UK administrators of Federal-Mogul’s local affiliates, which Cooper believes brings Federal-Mogul closer to emerging from bankruptcy. Cooper is in active negotiations with representatives of Federal-Mogul, its bankruptcy committees and the future claimants to resolve its liability exposure for Abex Claims within the Federal-Mogul proposed 524(g) trust. While no agreement has been finalized, it is possible that in the foreseeable future Cooper could sign an agreement that would lead to a resolution of all of its Abex Claims through the 524(g) trust. If an agreement is reached, it will likely include an upfront payment of cash, shares of Cooper common stock, and an obligation for additional annual cash payments that could extend over 25 years. The amount of the annual ongoing obligation would likely be reduced by insurance proceeds received directly by the 524(g) trust during this period. If Cooper reaches a settlement on these terms, it would likely result in an additional earnings charge to discontinued operations. This charge would reflect 25 years of undiscounted cash outflows, and insurance recovery assumptions. There are numerous scenarios on insurance recoveries over an extended time, and Cooper is actively working to determine an appropriate insurance recovery scenario in the event that a settlement is signed. Bates White, LLC continues to assist Cooper in evaluating analyses prepared by the Representatives and their advisors and advise Cooper on accounting and reporting practices. From a cash flow perspective, Cooper management believes that a settlement on terms being discussed would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. There is significant uncertainty as to whether any settlement agreement will be finalized. In addition, any settlement is subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $171.4 million at September 30, 2005 and $225.1 million at December 31, 2004. Insurance recoveries are recorded as an increase in the accrual when cash is received, which may be an extended period from the date when a claim or defense costs are paid.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended September 30, 2005:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet
	Shares	Paid per	Publicly Announced Plans or	Purchased Under the
Period	Purchased	Share	Or Programs (1)	Plans Or Programs (1)
As of 6/30/05				6,027,750
7/01/05 - 7/31/05	346,100	$64.80	346,100	5,681,650
8/01/05 - 8/31/05	760,000	$63.81	760,000	4,921.650
9/01/05 - 9/30/05	270,000	$67.26	270,000	4,651,650

Total	1,376,100	$64.73	1,376,100

(1)	On February 9, 2000, Cooper publicly announced that its Board of Directors authorized the repurchase of up to 5 million shares of Cooper common stock. On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to five million additional shares of Cooper’s Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan, and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2005, Cooper’s current estimate is that 2.0 million shares will be issued under these plans, which is reflected in the above table.
Item 6. Exhibits
12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2000 through 2004 and the Nine Months Ended September 30, 2005 and 2004.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.

(Registrant)

Date: November 7, 2005	/s/ Terry A. Klebe

Terry A. Klebe
Senior Vice President and
Chief Financial Officer

Date: November 7, 2005	/s/ Jeffrey B. Levos

Jeffrey B. Levos
Vice President and Controller and
Chief Accounting Officer

Exhibit Index
Exhibit No.
12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2000 through 2004 and the Nine Months Ended September 30, 2005 and 2004.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.