Form 10-K
period 2005-12-31
COOPER INDUSTRIES LTD
filed 2006-03-01
CIK 1141982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-31330
Cooper Industries, Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	98-0355628 (I.R.S. Employer Identification Number)

600 Travis, Suite 5800, Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)
713/209-8400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Class A Common Shares, $0.01 par value	The New York Stock Exchange
Rights to Purchase Preferred Shares	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
 Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☑                    Accelerated filer ☐                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was $5,916,570,119 based on the closing sale price as reported on the New York Stock Exchange.
     Number of registrant’s common shares outstanding as of January 31, 2006 – 91,808,297 publicly traded Class A common shares, 10,050,101 Class A common shares held by the issuer’s subsidiaries, and 54,810,129 Class B common shares held by the issuer’s subsidiaries.
DOCUMENTS INCORPORATED BY REFERENCE
Cooper Industries, Ltd. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on April 25, 2006 (Part II – Item 5, Part III – Items 10, 11, 12 and 14)

PART I
ITEM 1. BUSINESS
GENERAL
     The term “Cooper” refers to the registrant, Cooper Industries, Ltd., which was incorporated under the laws of Bermuda on May 22, 2001, and became the successor-registrant to Cooper Industries, Inc. on May 22, 2002.
     Cooper operates in two business segments: Electrical Products and Tools. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 21 countries and currently employs approximately 29,000 people. Operations in the United States are conducted by wholly-owned subsidiaries of Cooper, organized by the two business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through Cooper’s two business segments. As a result of operations outside the United States, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with operations outside the United States compared with United States activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers and restrictions on the exchange and fluctuations of currency. Cooper generates the most non-U.S. revenues in Canada, Germany, France, Mexico and the United Kingdom. Cooper has operations in India, Malaysia and China and has several joint ventures with operations in China. Investments in emerging markets such as India, Malaysia and China are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit 21.0 contains a list of Cooper’s subsidiaries.
     Financial information with respect to Cooper’s industry segments and geographic areas is contained in Note 15 of the Notes to the Consolidated Financial Statements. A discussion of acquisitions and divestitures is included in Notes 3, 7 and 16 of the Notes to the Consolidated Financial Statements.
     With its two business segments, Cooper serves four major markets: the industrial, commercial construction, residential and utility markets. Cooper also serves the electronics and telecommunications markets. Markets for Cooper’s products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Cooper experiences substantial competition in both of its business segments. The number and size of competitors vary considerably depending on the product line. Cooper cannot specify with exactitude the number of competitors in each product category or their relative market position. However, most operating units experience significant competition from both larger and smaller companies with the key competitive factors being customer and end-user service, price, quality, brand name and availability. Cooper considers its reputation as a manufacturer of a broad line of quality products and premier brands to be an important factor in its businesses. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment, wiring devices, support systems, hazardous duty electrical equipment, lighting fixtures, emergency lighting, fuses, nonpower hand tools and industrial power tools.
     Cooper’s research and development activities are for purposes of improving existing products and services and originating new products. During 2005, approximately $71.5 million was spent for research and development activities as compared with approximately $70.6 million in 2004 and $63.4 million in 2003. Cooper obtains and holds patents on products and designs in the United States and many other countries where operations are conducted or products are sold. Although in the aggregate Cooper’s patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.

     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2006. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper, or currently under negotiation with state regulatory agencies, have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper’s accruals for environmental liabilities, see Note 7 of the Notes to the Consolidated Financial Statements.
     Approximately 61 percent of the United States hourly production work force of Cooper is employed in 41 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 39 percent of all hourly production employees exist with 15 bargaining units at 16 operations in the United States and with various unions at 27 operations in other countries. During 2005, new agreements were concluded covering hourly production employees at 6 operations in the United States. Cooper considers its employee relations to be excellent.
     Sales backlog at December 31, 2005 was approximately $479.9 million, all of which is for delivery during 2006, compared with backlog of approximately $403.3 million at December 31, 2004.
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
     The following describes the business conducted by each of Cooper’s business segments. Additional information regarding the products, markets and distribution methods for each segment is set forth in the table at the end of this Item. Information concerning market conditions, as well as information concerning revenues and operating earnings for each segment, is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Electrical Products
     The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, support systems, enclosures, wiring devices, plugs, receptacles, lighting fixtures, hazardous duty electrical equipment, fuses, emergency lighting, fire detection systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters and other related power systems components.
     The principal raw material requirements include: steel, copper, aluminum, aluminum ingots, brass, tin, lead, plastics, electronic components and insulating materials including transformer oil. These raw materials are available from and supplied by numerous sources located in the United States and other countries, although there are limited sources of supply for electrical core steel and transformer oil that Cooper uses in electrical power transmission and distribution products.
     Demand for electrical products follows general economic conditions and is generally sensitive to activity in the commercial and residential construction markets, industrial production levels, electronic component production and spending by utilities for replacements, expansions and efficiency improvements.

The segment’s product lines are marketed directly to original equipment manufacturers and utilities and to a variety of end users through major distributor chains, retail home centers, hardware outlets and thousands of independent distributors.
Tools
     The Tools segment manufactures, markets and sells hand tools for industrial, construction and consumer markets; automated assembly systems for industrial markets; and electric and pneumatic industrial power tools for general industry, primarily automotive and aerospace manufacturers.
     The principal raw material requirements include: flat and bar stock steel, brass, copper, fiberglass, aluminum, metal castings and forgings, wood, plastic pellets and plastic sheet. These materials are available from and supplied by numerous sources located in the United States and other countries.
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

COOPER INDUSTRIES, LTD.
PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT
Electrical Products — Major Products and Brands
Access Cabinets, E2 Cabinets and Enviroshield electrical enclosures.
Arktite and eXLink plugs and receptacles.
Ametrix, Corelite and Neo-Ray indirect lighting products.
Aspire and Siena decorative wiring devices.
Aspire RF radio frequency controls, switches and receptacles.
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
Condulet fittings and outlet bodies.
Cooper Fire, Fulleon and Nugelec fire detection systems.
Cooper Power Systems distribution transformers, power capacitors, voltage regulators, surge arresters and SCADA master stations.
Cooper Wiring Devices circuit protective devices.
Crompton lighting fixtures.
Crouse-Hinds and CEAG electrical construction materials and
     Crouse-Hinds aviation lighting products.
CUBEFuse fuses, fuse holders and fuse boxes.
DLS electrical wiring and control systems.
Domex electrical construction materials.
Dura-Cooper and Dura-Green epoxy coatings.
Edison and Edison Pro relays and fusegear.
Edison Series Metering residential and commercial meter bases.
Eletromec DIN style fuses.
Emerald consumer recessed and track lighting.
EMSA power transformers.
EnKlosures electrical enclosures.
Envirotemp dielectric fluids.
EX-Cell and NEXT industrial enclosures.
Fail-Safe high abuse, clean room and vandal-resistant lighting fixtures.
Farallon architectural lighting fixtures.
Fusetron electric fuses and protectors.
Halo recessed and track lighting fixtures.
Hart-Lock electrical receptacles, caps, connectors and accessories.
INVUE outdoor architectural lighting.
IriS lighting systems.
JSB, Luminox and Menvier emergency lighting and fire detection systems.
Karp, Edison, Mercury and B&S electrical fuses.
Kearney fuses, connectors, tools and switches.
Kyle distribution switchgear.
Limitron electric fuses.
Little Brother electrical control panels.
Low-Peak electric fuses.
Lumière specification grade landscape lighting.
Magnum terminal strips and disconnect blocks.
McGraw-Edison and Lumark indoor and outdoor lighting.
McGraw-Edison transformer components, cable accessories and fuses.
MEDC signals and alarms
Media Sync multi-media wiring systems
Metalux fluorescent lighting.
Mobile X-Ray specialty plugs and receptacles.
Mini-Line molded-to-cable miniature connectors.
MWS modular wiring systems.
Myers electrical hubs.
Nortem electrical construction materials.
NOVA reclosers, sectionalizers and switches.
Novitas occupancy sensors and switch packs.
Optima fuseholders.
Portfolio architectural recessed lighting.
Posi-Break electrical connectors.
Posi-Lok electrical panel units.
Power-Lock wiring devices, receptacles, caps and covers.
PowerPlus panel boards.
PowerStor carbon aerogel supercapacitors.
RMC+ cable management systems.
Regalsafe signaling and life saving apparatus.
Regent security lighting systems.
Royer wiring devices, sockets and switches.
Ruff-in prefabricated mounting and support systems.
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
UltraSIL surge arresters.
VariGap and VariStar surge arresters.
Willsher & Quick electrical enclosures.
Tools — Major Products and Brands
Airetool, Automated Systems, Cleco, DGD, Dotco,Gardner-
Denver*, and Rotor Tool industrial power tools and assembly equipment.
Apex screwdriver bits, impact sockets and universal joints.
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

COOPER INDUSTRIES, LTD.
PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT — (Continued)
ELECTRICAL PRODUCTS
Major Markets
     Fuses and circuit protection products are utilized in products for the construction, industrial, transportation and consumer markets and to manufacturers in the electrical, electronic, telecommunications and transportation industries. Lighting fixtures are utilized in residential construction, industrial, institutional and commercial building complexes, shopping centers, parking lots, roadways, and sports facilities. Electrical power products are used by utilities and commercial and industrial power users. Electrical construction materials are used in commercial, residential and industrial projects, by utilities, airports and wastewater treatment plants and in the process and energy industries. Emergency lighting, fire detection and security systems are installed in residential, commercial and industrial applications. Support systems and enclosures are used in industrial, commercial and telecommunications complexes. Wiring devices are used in the construction, renovation, maintenance and repair of residential, commercial, industrial and institutional buildings.
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

ITEM 1A. RISK FACTORS
     Our financial condition and performance are subject to various risks and uncertainties, including the risk factors described below. We may amend or supplement the risk factors from time to time by other reports that we file with the SEC in the future.
Our Businesses Are Subject to Competitive Pressures.
     Our businesses operate in markets that are highly competitive, and we compete on the basis of price, quality, service and/or brand name across the industries and markets served. Some of our competitors for certain products have greater sales, assets and financial resources than we do. Competitive pressures could affect prices we charge our customers or demand for our products, which could adversely affect our operating results.
Demand for Our Products Is Sensitive to the Economic Conditions in the Markets We Serve.
     Demand for electrical products follows general economic conditions and is generally sensitive to activity in the commercial and residential construction markets, industrial production levels, electronic component production and spending by utilities for replacements, expansions and efficiency improvements. Demand for non-powered hand tools, assembly systems and industrial power tools is driven by employment levels, industrial activity and consumer spending. In addition, demand for industrial power tools is influenced by automotive and aerospace production. Reduced demand due to economic and market conditions could adversely affect our results of operations.
Price Increases or Significant Shortages of Raw Materials and Components Could Adversely Affect Our Operating Costs and the Competitive Position of Our Products.
     Our major requirements for raw materials include steel, copper, aluminum, electronic components and plastics and, to a lesser degree brass, tin, lead, fiberglass, wood and insulating materials including transformer oil. We have multiple sources of supply for each of our major requirements, although there are limited sources of supply for electrical core steel and transformer oil that Cooper uses in electrical power transmission and distribution products. Significant shortages could disrupt the supply of raw materials or price increases could affect prices we charge our customers, our product costs, and the competitive position of our products and services, which could adversely affect our results of operations.
Operations and Supply Sources Located Outside the United States, Particularly Emerging Markets, Are Subject to Increased Risks.
     Our operating activities outside the United States contribute significantly to our revenues and earnings. Serving a global customer base and remaining competitive in the global market place requires that we place more production in countries other than the United States, including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, we source a significant amount of raw materials and other components from third-party suppliers or joint-venture operations in low-cost countries. Our operations outside the United States could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns. Operations outside the United States are also subject to certain regulatory and economic uncertainties including trade barriers and restrictions on the exchange and fluctuations of currency. We believe that our operations in emerging markets such as China, India and Malaysia are subject to greater risks related to these political and economic uncertainties as compared to most countries where Cooper has operations.

Our Key Strategic Initiatives Affect Our Ability to Grow Revenues, Control Costs and Improve Productivity.
     Our operating model is built on a platform of key strategic initiatives that are designed to grow revenues, control costs and improve productivity. Our ability to execute and realize the expected benefits from our strategic initiatives affects our revenues and operating costs. Also, our operations could be disrupted by manufacturing rationalizations and system conversions relating to the implementation of the Enterprise Business System.
We Engage in Acquisitions and May Encounter Difficulties in Integrating These Businesses.
     We are a company that, from time to time, seeks to grow through strategic acquisitions. The success of these transactions depends on our ability to integrate the assets and personnel acquired in these transactions. We may encounter difficulties in integrating acquisitions with our operations and may not realize the degree or timing of the benefits that we anticipated from an acquisition.
We Have Liability Exposure for Asbestos-Related Claims.
     We have owned businesses that manufactured and sold products that contained asbestos. We, therefore, have potential liability arising from individuals claiming illness from exposure to asbestos in those products. Insurance policies satisfy portions of claim settlements and related legal costs. We are also negotiating to participate in resolution of the bankruptcy proceedings of a previously-owned business that has significant obligations for claims related to asbestos. If we are unable to reach a settlement to participate in the resolution of the bankruptcy, we will adjust the estimates of our recorded liabilities and insurance recoveries related to the matter. Those adjustments may be significant.
We Could Incur a Material Amount of Taxes if There Are Unfavorable Changes in the Tax Laws or Their Interpretation.
     On May 22, 2002 we reorganized Cooper and became a publicly traded Bermuda company. Among other benefits, the reorganization improved our worldwide effective tax rate and increased our cash flow. Changes in the tax laws, tax treaties or tax regulations may occur, with prospective or retroactive effect, which could have material adverse tax consequences for us.
Inability to Maintain Access to Capital Markets May Adversely Affect Our Business and Financial Results.
     Our ability to invest in our businesses, make strategic acquisitions and refinance maturing debt obligations may require access to the capital markets and sufficient bank credit lines to support short-term borrowings. If we are unable to access the capital markets, we could experience a material adverse affect on our business and financial results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     On December 31, 2005, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 18,044,000 square feet of space, of which approximately 80 percent was owned and 20 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Certain equipment and production facilities have been financed by industrial revenue bonds issued by local government authorities and are subject to security arrangements customary in such financings.

						Square Footage of
		Number and Nature of Facilities				Plants and Facilities
	Number of
Segment	Employees	Manufacturing	Warehouse	Sales	Other	Owned	Leased
Electrical Products	23,500	71	49	110	17	10,756,770	2,989,426

Tools	5,132	23	11	20	2	3,743,716	416,206

Other	271	0	0	0	2	0	137,853

Total	28,903	94	60	130	21	14,500,486	3,543,485

*	Multi-purpose facilities at a single location are listed in each applicable column.
Manufacturing Plant Locations

		Europe
	United	(Other	United		South				Republic
Segment	States	Than UK)	Kingdom	Mexico	America	Australia	Canada	China	of China	India	Korea	Malaysia
Electrical Products	32	10	9	9	2	1	1	3	1	1	1	1

Tools	11	7	0	2	2	1	0	0	0	0	0	0

Total	43	17	9	11	4	2	1	3	1	1	1	1

*	Does not include joint venture operations.

ITEM 3. LEGAL PROCEEDINGS
     Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a future additional material adverse effect on Cooper’s financial statements.
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2005, a total of 137,723 Abex Claims were filed, of which 99,288 claims have been resolved leaving 38,435 Abex Claims pending at December 31, 2005, that are the responsibility of Federal-Mogul. During the year ended December 31, 2005, 4,562 claims were filed and 12,827 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,055 before insurance. A total of $82.8 million was spent on defense costs for the period August 28, 1998 through December 31, 2005. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.
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
     Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust. Based on the status of the negotiations in 2004, Cooper concluded that it was probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.
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

     In December 2005, Cooper announced that the Company and other parties involved in the resolution of the Federal-Mogul bankruptcy proceeding had reached an agreement regarding Cooper’s participation in Federal Mogul’s proposed 524 (g) asbestos trust. By participating in this trust, Cooper would resolve its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval, approval of 75 percent of the current Abex asbestos claimants and certain other approvals. The settlement would resolve more than 38,000 pending Abex claims. Future claims would be resolved through the bankruptcy trust, and Cooper would be protected against future claims by an injunction to be issued by the district court upon plan confirmation.
     Key terms and aspects of the proposed settlement agreement included Cooper agreeing to pay $130 million in cash into the trust, with $115 million payable upon Federal-Mogul’s emergence from bankruptcy. The remainder would be due on January 15, 2007, or upon emergence from bankruptcy, if later. Cooper would receive a total of $37.5 million during the funding period from other parties associated with the Federal-Mogul bankruptcy. Cooper would further provide the trust 1.4 million shares of the Company’s stock upon Federal-Mogul’s emergence from bankruptcy. The agreement provided that the trust may, during the first year after issuance, sell these shares to Cooper at market prices and, thereafter, in open market transactions.
     The proposed settlement agreement also provided for further payments by Cooper subject to the amount and timing of insurance proceeds. Cooper agreed to make 25 annual payments of up to $20 million each, reduced by certain insurance proceeds received by the trust. In years that the insurance proceeds exceed $17 million, Cooper would be required to contribute $3 million with the excess insurance proceeds carried over to the next year. The trust would retain 10 percent of the insurance proceeds for indemnity claims paid by the trust until Cooper’s obligation is satisfied and would retain 15 percent thereafter. The agreement also provided for Cooper to receive the insurance proceeds related to indemnity and defense costs paid prior to the date a stay of current claims is entered by the bankruptcy court. Cooper would also be required to forego certain claims and objections in the Federal-Mogul bankruptcy proceedings. In addition, the parties involved had agreed to petition the court for a stay on all current claims outstanding.
     Although the payments related to the settlement could extend to 25 years and the collection of insurance proceeds could extend beyond 25 years, the liability and insurance would be undiscounted on Cooper’s balance sheet as the amount of the actual annual payments is not reasonably predictable.
     A critical term of the proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement will require renegotiation of certain terms. Cooper remains in active negotiations with the Representatives to resolve its liability exposure for Abex Claims within the Federal-Mogul proposed 524(g) trust. The final determination of whether Cooper will participate in the Federal-Mogul 524(g) trust is unknown. However, Cooper management has concluded that, at the date of the filing of its Form 10-K, the most likely outcome in the range of potential outcomes is a revised settlement approximating the December 2005 proposed settlement. Accordingly, Cooper recorded a $227.2 million after-tax discontinued operations charge, net of a $127.8 million income tax benefit, in the fourth quarter of 2005.
     The fourth quarter 2005 charge to discontinued operations included payments to a 524(g) trust over 25 years that were undiscounted, and the insurance recoveries only included recoveries where insurance in place agreements, settlements or policy recoveries were probable. If the negotiations with the Representatives in early 2004 had resulted in an agreement, Cooper would have paid all the consideration when Federal-Mogul emerged from bankruptcy and the 524(g) trust was formed and would have relinquished all rights to insurance. The lack of discounting and the limited recognition of insurance recoveries in the fourth quarter 2005 charge to discontinued operations are a significant component of the increase in the accrual for discontinued operations. While it is not possible to quantify, the accrual for discontinued operations also includes a premium for resolving the inherent uncertainty associated with resolving Abex claims through the tort system. If Cooper is unable to reach a settlement to participate in the Federal-Mogul 524(g) trust, the accrual for discontinued operations potentially may have to be reduced to the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the liability in the tort system and Cooper has not completed the analysis and determined the liability that would be recorded under this scenario.
     Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $800 million. Cooper has included insurance recoveries of approximately $215 million pre-tax in the charge to discontinued operations discussed above. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance in place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
     If a settlement within the 524(g) trust is in fact achieved on a basis consistent with the terms discussed above, Cooper will periodically assess the current overall adequacy of the accrual for discontinued operations, including updates to the assumptions regarding estimates of insurance recoveries, levels of defense and indemnity payments and other assumptions related to the matter. As this additional information becomes available, Cooper will record a charge or credit to the accrual for discontinued operations, which may be significant.
     From a cash flow perspective, Cooper management continues to believe that a settlement on terms being discussed would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. There is significant uncertainty as to whether any settlement agreement will be finalized. In addition, any settlement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $526.3 million at December 31, 2005 and $225.1 million at December 31, 2004. Cooper has preserved its rights as a creditor for breach of Federal-Mogul’s indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings in the event Cooper does not participate in the 524(g) trust.
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
     As of January 31, 2006 there were 22,942 record holders of Cooper Class A common shares and one holder of Cooper Class B common shares.
     The high and low quarterly sales prices for the past two years of Cooper Class A common shares as reported by Dow Jones & Company, Inc., are as follows:

		Quarter
		1	2	3	4
2005	High	$72.65	$72.28	$69.77	$75.75
	Low	64.12	62.10	62.08	66.05

2004	High	$58.68	$59.41	$59.74	$68.44
	Low	51.34	52.09	53.90	59.12
     Annual cash dividends declared on Cooper’s Class A and Class B common shares during 2004 were $1.40 a share ($.35 a quarter). On February 9, 2005, the Board of Directors declared an increase in the quarterly dividend to $.37 a share (or $1.48 on an annualized basis), beginning with the dividend paid on April 1, 2005. This represents a 5.7 percent increase over the prior dividend rate. Based on Cooper’s capital structure in 2005, all of the dividend distributions paid by it in 2005 are treated as a return of capital to its shareholders. For dividends payable in 2006, Cooper currently anticipates that based on its capital structure all or a substantial portion of its dividend distributions will be treated as a return of capital to its shareholders. Cooper’s subsidiaries waived the right to receive all dividends on Class A and Class B common shares that were payable in 2004. For the dividends payable in 2005, Cooper’s subsidiaries that held Class A and Class B shares received dividends on such shares.
     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended December 31, 2005:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs (1)
As of 9/30/05				4,651,650
10/01/05 – 10/31/05	210,000	$67.97	210,000	4,441,650
11/01/05 – 11/30/05	210,000	$71.96	210,000	4,231,650
12/01/05 – 12/31/05	210,000	$73.33	210,000	4,021,650

Total	630,000	$71.09	630,000

(1)	On February 9, 2000, Cooper publicly announced that its Board of Directors authorized the repurchase of up to 5 million shares of Cooper Class A common stock. On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to five million additional shares of the Cooper’s Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans.
     Further information required by this Item is set forth under the caption “Equity Compensation Plan Information” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2005. The selected historical financial information shown below has been derived from Cooper’s audited consolidated financial statements. This information should be read in conjunction with Cooper’s consolidated financial statements and notes thereto.

	Years Ending December 31,
	2005	2004	2003	2002	2001
	(in millions, except per share data)
INCOME STATEMENT DATA:
Revenues	$4,730.4	$4,462.9	$4,061.4	$3,960.5	$4,209.5

Income from continuing operations	$391.1	$339.8	$274.3	$213.7	$261.3
Charge from discontinued operations, net of taxes	227.2	—	126.0	—	30.0

Net Income	$163.9	$339.8	$148.3	$213.7	$231.3

INCOME PER COMMON SHARE DATA:
Basic -
Income from continuing operations	$4.23	$3.67	$2.96	$2.29	$2.78
Charge from discontinued operations	2.46	—	1.36	—	.32

Net Income	$1.77	$3.67	$1.60	$2.29	$2.46

Diluted -
Income from continuing operations	$4.12	$3.58	$2.92	$2.28	$2.75
Charge from discontinued operations	2.39	—	1.34	—	.31

Net Income	$1.73	$3.58	$1.58	$2.28	$2.44

BALANCE SHEET DATA (at December 31):
Total assets	$5,215.1	$5,407.8	$4,965.3	$4,687.9	$4,611.4
Long-term debt, excluding current maturities	1,002.9	698.6	1,336.7	1,280.7	1,107.0
Shareholders’ equity	2,205.2	2,286.5	2,118.2	2,002.4	2,023.2
CASH DIVIDENDS PER COMMON SHARE	$1.48	$1.40	$1.40	$1.40	$1.40
     In October 1998, Cooper sold its Automotive Products segment for $1.9 billion in proceeds. Discontinued operations charges of $227.2 million, net of a $127.8 million income tax benefit in 2005; $126.0 million, net of a $70.9 million income tax benefit in 2003 and $30 million, net of a $20 million income tax benefit in 2001 were recorded for potential liabilities related to the Automotive Products segment sale and the Federal-Mogul bankruptcy. See Note 16 of the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect Cooper’s expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul’s bankruptcy proceedings, political developments, market and economic conditions, changes in raw material, transportation and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost-control and productivity improvement programs, the magnitude of any disruptions from manufacturing rationalizations and the implementation of the Enterprise Business System, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including currency exchange rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.
Critical Accounting Policies
     The Consolidated Financial Statements and Notes to the Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Cooper believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.
     Cooper recognizes revenues when products are shipped and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required. The accrual for sales returns and other allowances was $62.5 million and $45.6 million at December 31, 2005 and 2004, respectively.
     Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The allowance for excess and obsolete inventory was $58.7 million at December 31, 2005 and $58.9 million at December 31, 2004.
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
     The accumulated benefit obligation of certain plans exceeded the fair market value of plan assets at December 31, 2005, 2004 and 2003. This unfunded accumulated benefit obligation, plus the existing prepaid asset resulted in a $11.0 million, $8.0 million and $22.9 million net-of-tax minimum pension liability charge included in accumulated other nonowner changes in equity at December 31, 2005, 2004 and 2003, respectively. Total net periodic pension benefits cost was $18.9 million in 2005, $18.9 million in 2004 and $28.7 million in 2003. The decrease in net periodic pension cost in 2004 is a result of an increase in the return on plan assets due to the recovery of the U.S. stock market. Total net periodic pension benefits cost is currently expected to approximate $28.0 million in 2006. The net periodic pension benefit cost for 2006 has been estimated assuming a discount rate of 5.60% and an expected return on plan assets of 8.25%. The increase in expected net periodic pension benefits cost is primarily a result of a decrease in the assumed discount rate used to measure plan costs from 5.75% in 2005 to 5.60% in 2006, as well as plan asset performance. See Note 13 of the Notes to the Consolidated Financial Statements.
     The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense. Differences between assumptions and actual experience are deferred as unrecognized gains and losses. Unrecognized gains and losses in excess of a minimum annual amount are amortized and recognized in net periodic postretirement benefit cost over the average remaining life expectancy of the participants. The decline in interest rates over the past three years resulted in a decrease in the assumed discount rate used to measure postretirement benefit obligations from 6.25% in 2003 to 5.60% in 2005. Net periodic postretirement benefit cost is expected to decrease to $0.8 million in 2006, primarily as a result of plan amendments related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, compared to $3.6 million in 2005, $5.5 million in 2004 and $5.8 million in 2003. See Notes 1 and 13 of the Notes to the Consolidated Financial Statements.
     Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper’s potential liability is determined based on estimates of Cooper’s proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, Cooper’s estimate of its environmental liabilities may change. The liability for environmental remediation was $32.7 million at December 31, 2005 and $36.5 million at December 31, 2004. See Note 7 of the Notes to the Consolidated Financial Statements.
     During the fourth quarter of 2005, Cooper revised the accrual that represents its best estimate of liabilities related to the sale of the Automotive Products business to Federal-Mogul in 1998. During the three year period ending December 31, 2005, Cooper accounted for payments made to settle asbestos-related cases by reducing the accrual and insurance recoveries collected during the periods as increases to the accrual. Subsequent proceeds from insurance claims for settlements would increase the accrual. The liabilities include potential liabilities in the event Federal-Mogul rejects the 1998 Purchase and Sale Agreement for the sale of the Automotive Products business and certain indemnification obligations to Cooper. The analysis of Cooper’s contingent liability exposure for asbestos-related claims involving Abex products was conducted in the fourth quarter of 2001 with assistance from independent advisors, Bates White, LLC, and assumed future resolution of the Abex-related asbestos claims within the Federal-Mogul bankruptcy proceeding. As discussed in Note 16 of the Notes to the Consolidated Financial Statements, throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with representatives of Federal-Mogul, its bankruptcy committees and the future claimants (“Representatives”) regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust.

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
     In December 2005, Cooper announced that the Company and other parties involved in the resolution of the Federal-Mogul bankruptcy proceeding had reached an agreement regarding Cooper’s participation in Federal Mogul’s proposed 524 (g) asbestos trust. By participating in this trust, Cooper would resolve its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval, approval of 75 percent of the current Abex asbestos claimants and certain other approvals. The settlement would resolve more than 38,000 pending Abex claims. Future claims would be resolved through the bankruptcy trust, and Cooper would be protected against future claims by an injunction to be issued by the district court upon plan confirmation.
     Key terms and aspects of the proposed settlement agreement included Cooper agreeing to pay $130 million in cash into the trust, with $115 million payable upon Federal-Mogul’s emergence from bankruptcy. The remainder would be due on January 15, 2007, or upon emergence from bankruptcy, if later. Cooper would receive a total of $37.5 million during the funding period from other parties associated with the Federal-Mogul bankruptcy. Cooper would further provide the trust 1.4 million shares of the Company’s stock upon Federal-Mogul’s emergence from bankruptcy. The agreement provided that the trust may, during the first year after issuance, sell these shares to Cooper at market prices and, thereafter, in open market transactions.
     The proposed settlement agreement also provided for further payments by Cooper subject to the amount and timing of insurance proceeds. Cooper agreed to make 25 annual payments of up to $20 million each, reduced by certain insurance proceeds received by the trust. In years that the insurance proceeds exceed $17 million, Cooper would be required to contribute $3 million with the excess insurance proceeds carried over to the next year. The trust would retain 10 percent of the insurance proceeds for indemnity claims paid by the trust until Cooper’s obligation is satisfied and would retain 15 percent thereafter. The agreement also provided for Cooper to receive the insurance proceeds related to indemnity and defense costs paid prior to the date a stay of current claims is entered by the bankruptcy court. Cooper would also be required to forego certain claims and objections in the Federal-Mogul bankruptcy proceedings. In addition, the parties involved had agreed to petition the court for a stay on all current claims outstanding.
     Although the payments related to the settlement could extend to 25 years and the collection of insurance proceeds could extend beyond 25 years, the liability and insurance would be undiscounted on Cooper’s balance sheet as the amount of the actual annual payments is not reasonably predictable.
     A critical term of the proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement will require renegotiation of certain terms. Cooper remains in active negotiations with the Representatives to resolve its liability exposure for Abex Claims within the Federal-Mogul proposed 524(g) trust. The final determination of whether Cooper will participate in the Federal-Mogul 524(g) trust is unknown. However, Cooper management has concluded that, at the date of the filing of its Form 10-K, the most likely outcome in the range of potential outcomes is a revised settlement approximating the December 2005 proposed settlement. Accordingly, Cooper recorded a $227.2 million after-tax discontinued operations charge, net of a $127.8 million income tax benefit, in the fourth quarter of 2005.
     The fourth quarter 2005 charge to discontinued operations included payments to a 524(g) trust over 25 years that were undiscounted, and the insurance recoveries only included recoveries where insurance in place agreements, settlements or policy recoveries were probable. If the negotiations with the Representatives in early 2004 had resulted in an agreement, Cooper would have paid all the consideration when Federal-Mogul emerged from bankruptcy and the 524(g) trust was formed and would have relinquished all rights to insurance. The lack of discounting and the limited recognition of insurance recoveries in the fourth quarter 2005 charge to discontinued operations are a significant component of the increase in the accrual for discontinued operations. While it is not possible to quantify, the accrual for discontinued operations also includes a premium for resolving the inherent uncertainty associated with resolving Abex claims though the tort system. If Cooper is unable to reach a settlement to participate in the Federal-Mogul 524(g) trust, the accrual for discontinued operations potentially may have to be reduced to the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the liability in the tort system and Cooper has not completed the analysis and determined the liability that would be recorded under this scenario.
     Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $800 million. Cooper has included insurance recoveries of approximately $215 million pre-tax in the charge to discontinued operations discussed above. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance in place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
     If a settlement within the 524(g) trust is in fact achieved on a basis consistent with the terms discussed above, Cooper will periodically assess the current overall adequacy of the accrual for discontinued operations, including updates to the assumptions regarding estimates of insurance recoveries, levels of defense and indemnity payments and other assumptions related to the matter. As this additional information becomes available, Cooper will record a charge or credit to the accrual for discontinued operations, which may be significant.
     There is significant uncertainty as to whether any settlement agreement will be finalized. In addition, any settlement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $526.3 million at December 31, 2005 and $225.1 million at December 31, 2004. Cooper has preserved its rights as a creditor for breach of Federal-Mogul’s indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings in the event Cooper does not participate in the 524(g) trust.

Results of Operations
Revenues

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Electrical Products	$3,997.5	$3,722.2	$3,358.4
Tools	732.9	740.7	703.0

Total Revenues	$4,730.4	$4,462.9	$4,061.4

     See the geographic information included in Note 15 of the Notes to the Consolidated Financial Statements for a summary of revenues by country.
     2005 vs. 2004 Revenues Revenues for 2005 increased 6% compared to 2004. The impact of currency translation increased revenues by approximately 1%.
     Electrical Products segment revenues for 2005, which represented 85% of total revenues increased approximately 7% compared to 2004. Currency translation contributed approximately 1% to the revenue increase. All of Cooper’s Electrical Products businesses experienced revenue growth over the prior year. Favorable industrial, utility and energy markets as well as steady commercial construction drove organic sales growth. Key initiatives to expand global presence and deliver new products were successful in penetrating new markets. Price increases in response to inflationary cost pressures also supported growth across the business lines.
     Tools segment revenues, which represented 15% of total revenues, decreased approximately 1% compared to 2004. Currency translation increased revenues by approximately 1% in 2005. Solid industrial demand drove growth in hand tools, but continued weaknesses in the automotive markets resulted in declines in power tools and automated assembly systems revenues. Retail demand increased over the previous year for hand tools, while slowing in the fourth quarter from customer inventory realignments.
     2004 vs. 2003 Revenues Revenues for 2004 increased 10% compared to 2003. The impact of currency translation increased revenues approximately 2%.
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
     Tools segment revenues, which contributed 17% to total 2004 revenues, increased 5% from 2003. Currency translation increased Tools revenues by approximately 3%. Increased hand tools and power tools sales were partially offset by declines in shipments of large assembly equipment systems. Demand for hand tools and power tools was largely driven by new product demand to the retail and industrial distribution markets and strong demand from industrial and retail customers. Lower assembly equipment systems revenues resulted from decreased automotive market demand for assembly line equipment systems following a strong shipment year in 2003.

Operating Results

	Year Ended December 31,
	2005	2004	2003
	(in millions, except per share data)
Electrical Products	$585.0	$511.2	$418.7
Tools	66.7	62.7	39.4

Total Segment Operating Earnings	651.7	573.9	458.1
General Corporate Expense	91.9	77.3	66.1

Operating Earnings	559.8	496.6	392.0
Interest Expense, net	64.8	68.1	74.1
Interest Income on Tax Refund	—	—	(28.6)

Income from Continuing Operations Before Income Taxes	495.0	428.5	346.5
Income Tax Expense	103.9	88.7	72.2

Income from Continuing Operations	391.1	339.8	274.3
Charge Related to Discontinued Operations	227.2	—	126.0

Net Income	$163.9	$339.8	$148.3

Diluted Earnings Per Share
Income from Continuing Operations	$4.12	$3.58	$2.92
Charge from Discontinued Operations	2.39	—	1.34

Net Income	$1.73	$3.58	$1.58

     Cooper measures the performance of its businesses exclusive of financing expenses. All costs directly attributable to operating businesses are included in segment operating earnings. Corporate overhead costs, including costs of traditional headquarters activities, such as treasury, are not allocated to the businesses. See Note 15 of the Notes to the Consolidated Financial Statements.
     2005 vs. 2004 Segment Operating Earnings Segment operating earnings were $651.7 million in 2005 compared to $573.9 million in 2004.
     Electrical Products segment 2005 operating earnings increased 14% to $585.0 million from $511.2 million for 2004. Return on revenues was 14.6% for 2005, compared to 13.7% in 2004. The increase in operating earnings was due to higher revenues in key industrial, construction and utility markets and ongoing productivity improvement initiatives. Price increases sufficient to offset commodity and energy inflation also contributed to earnings. Partially offsetting these positive factors were higher selling and administrative costs in support of global expansion.
     Tools segment 2005 operating earnings increased 6% to $66.7 million compared to $62.7 million in 2004. Return on revenues was 9.1% in 2005 and 8.5% in 2004. The increase in operating earnings resulted from ongoing productivity improvement initiatives and benefits from previously completed restructuring projects, which offset an overall revenue decline from broad-based weakness in capital spending by global automotive companies and weaker demand for power tools. Favorable price realization, which offset inflation in material and energy costs and reduced selling and administrative costs, also contributed to earnings.

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
     Tools segment 2004 operating earnings were $62.7 million compared to $39.4 million for 2003. Return on revenues was 8.5% in 2004 and 5.6% in 2003. The increase primarily reflects benefits of restructuring actions, productivity improvement efforts and the impact of favorable product mix from reduced shipments of lower margin assembly equipment systems, partially offset by higher material costs.
Restructuring
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action included plans for the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. In 2005, Cooper finalized activities related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The remaining $5.9 million charge in 2003 primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools segment and $0.9 million related to General Corporate. As of December 31, 2005 and 2004, Cooper had paid $5.3 million and $4.9 million, respectively, for these actions, all of which was for severance costs.
     A total of 114 salaried and 150 hourly personnel were eliminated as a result of these actions. The multiple-employer pension obligation is expected to be paid over 20 years, beginning in 2006. Cooper estimates the annual savings from the personnel reductions was approximately $6 million, (net of the anticipated additional employees added in lower-cost regions) with most of the savings beginning in the first quarter of 2004. The majority of the eliminated costs previously were reflected as cost of sales.
     On August 1, 2001, Danaher Corporation (“Danaher”) announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction subject to conducting due diligence procedures. On August 8, 2001, Cooper’s Board of Directors unanimously rejected Danaher’s proposal and authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives. During the 2001 fourth quarter, Cooper recorded a General Corporate restructuring charge of $35.0 million for the fees and expenses of financial advisors. On February 13, 2002, Cooper announced that it completed its strategic alternatives review process. Cooper paid $5.0 million to the advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed in 2003 and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement.
     Restructuring activity for 2003 totaled $2.6 million consisting of the fourth quarter net restructuring charge of $16.9 million, less the $14.3 million negative restructuring charge.

     During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper’s workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management’s ongoing assessment of required production capacity in consideration of the current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools segment and the remainder was related to General Corporate. During the fourth quarter of 2003, Cooper reduced estimates of the cost related to those actions by $1.5 million.
     The following table reflects accrual balances and activity related to the fourth quarter 2002, severance and facilities closure and rationalization accruals.

	Number of	Accrued	Facilities Closure
	Employees	Severance	and Rationalization
		($ in millions)
Balance at December 31, 2002	1,022	$16.2	$5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accruals	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at December 31, 2004	—	—	0.6
Reversal of excess accruals	—	—	(0.6)

Balance at December 31, 2005	—	$—	$—

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
     General Corporate Expense General Corporate expense increased $14.6 million to $91.9 million during 2005 compared to $77.3 million during the same period of 2004. The increase was primarily associated with costs incurred to reorganize certain corporate activities, higher stock-based compensation costs from 2005 grants and accelerated vesting of stock-based compensation and other costs related to the retirement of a senior executive. Increased audit and Sarbanes-Oxley Act compliance expenses also contributed to the increase.
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
     Interest Expense, Net Interest expense, net for 2005 decreased $3.3 million from 2004 primarily as a result of lower average debt balances and additional interest earned on higher average cash balances, partially offset by higher average interest rates. Average debt balances were $1.26 billion and $1.34 billion, and average interest rates were 5.87% and 5.63% for 2005 and 2004, respectively.
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
     During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six-month LIBOR rate plus 1.91% (with semi-annual reset). The notional principal amount and maturity dates of the interest-rate swaps match the underlying long-term debt. During the years ended December 31, 2005, 2004 and 2003, Cooper recognized reductions of interest expense, net of $0.1 million, $5.1 million and $2.4 million, respectively, related to the interest-rate swaps.
     Interest Income on Tax Refund During October 2003, Cooper received a refund of $75.9 million for certain claims relating to tax years prior to 1994. The refund included interest of $28.6 million. See Note 12 of the Notes to the Consolidated Financial Statements.
     Income Tax Expense The effective tax rate attributable to continuing operations was 21.0% for 2005 and 20.7% for 2004. The increase is primarily related to increased taxable earnings in 2005 without a corresponding increase in tax benefits. The effective tax rate attributable to continuing operations for 2004 was 20.7% compared to 20.8% for 2003.
     Charge Related to Discontinued Operations In the fourth quarters of 2005 and 2003, Cooper concluded that additional charges of $227.2 million, net of a $127.8 million income tax benefit, and $126.0 million, net of a $70.9 million income tax benefit, respectively, related to potential asbestos obligations regarding the Automotive Products segment which was sold in 1998 were required in order to adjust the existing accrual to amounts within the likely range of outcomes. See Note 16 of the Notes to the Consolidated Financial Statements.
     Diluted Earnings Per Share Diluted earnings per share from continuing operations was $4.12 in 2005, $3.58 in 2004, and $2.92 in 2003.

Percentage of Revenues

	Year Ended December 31,
	2005	2004	2003
Cost of Sales:
Electrical Products	68.1%	69.3%	69.9%
Tools	70.8%	72.6%	74.9%

Selling and Administrative:
Electrical Products	17.2%	17.0%	17.2%
Tools	20.1%	18.9%	19.5%
     2005 vs. 2004 Percentage of Revenues Electrical Products segment cost of sales, as a percentage of revenues, was 68.1% for 2005 compared to 69.3% for 2004. The decrease in the cost of sales percentage was primarily a result of successful pricing actions, cost reductions through focused execution of company-wide productivity initiatives and leveraging of manufacturing costs from higher production volumes. Tools segment cost of sales, as a percentage of revenues, was 70.8% for 2005 compared to 72.6% for 2004. The decrease in cost of sales percentage reflects successful pricing actions, productivity improvements and decreased sales of lower margin assembly systems.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for 2005 were 17.2% compared to 17.0% for 2004. The increase in selling and administrative expenses percentage is primarily due to investment in strategic growth initiatives and increased stock-based compensation costs. Tools segment selling and administrative expenses, as a percentage of revenues, for 2005 were 20.1% compared to 18.9% for 2004. The increase in the selling and administrative expenses percentage is primarily due to increased incentive-based compensation expenses and investment in globalization initiatives.
     2004 vs. 2003 Percentage of Revenues Electrical Products segment cost of sales, as a percentage of revenues, decreased 0.6 points compared to 2003. The decrease in cost of sales percentage was primarily a result of reductions in the cost structure stemming from restructuring and productivity improvement actions and increased leverage of fixed costs on higher volumes partially offset by higher material, energy and component costs not fully realized in product price increases. Tools segment cost of sales, as a percentage of revenues, decreased 2.3 points compared to 2003. This decrease in cost of sales percentage reflects improved mix of product sales as a result of lower assembly equipment systems shipments, and cost reduction actions.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, were 17.0% for 2004 compared to 17.2% for 2003. This decrease in selling and administrative expenses percentage is attributable to increased leverage from higher volumes, partially offset by higher incentive compensation costs related to improved earnings. Tools segment selling and administrative expenses, as a percentage of revenues, were 18.9% in 2004 compared to 19.5% in 2003. This decrease in selling and administrative expenses percentage resulted from higher revenues, partially offset by increased incentive compensation expenses.
     Cooper realizes certain costs and proceeds that are not directly attributable to the operating segments. These items are reflected as General Corporate expenses. See the “General Corporate Expense” section above.
Earnings Outlook
     The following sets forth Cooper’s general business outlook for 2006 based on current expectations.

     Cooper expects mid single digit growth in revenues for Electrical Products in 2006 from continuing growth in utility and industrial market demand, successful market penetration from key growth initiatives and price increases in response to commodity and energy cost inflation partially offset by slower residential construction markets. In the Tools segment, Cooper expects low single digit revenue growth through continued expansion of industrial markets, focused market penetration initiatives and price increases as a result of raw material and energy cost increases. Operating earnings are expected to grow more rapidly than revenues as a result of benefits from previous cost reduction programs, realizing further productivity improvements and leveraging of fixed costs. Diluted continuing earnings per share is expected to increase 12% to 15% compared to 2005.
     The above statements are forward looking, and actual results may differ materially. The above statements are based on a number of assumptions, risks and uncertainties. The primary economic assumptions include, without limitation: (1) continued growth in the United States and other economies; (2) no significant change in raw material or energy costs that are not realized through price increases; (3) realization of benefits of cost-reduction programs (including implementing an Enterprise Business System) with no major disruptions from those programs currently underway; and (4) no significant adverse changes in the relationship of the U.S. dollar to the currencies of countries in which Cooper does business. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper’s periodic filings with the Securities and Exchange Commission.
Pricing and Volume
     In each of Cooper’s segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in some cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.
     It is Cooper’s judgment that unit volume in the Electrical Products segment increased in 2005 and the unit volume decreased in the Tools segment in 2005.
     During the three-year period ending December 31, 2005, Cooper has experienced an overall increase in customer pricing, primarily in response to increased material, energy and components costs. Cooper has aggressively acted to control and reduce costs during the three-year period through strategic sourcing, manufacturing improvement and rationalization efforts in order to improve profitability in the segments.
Effect of Inflation
     Over the three-year period, inflation has had a relatively minor impact on Cooper’s results of operations. However, during 2005 and 2004, there were significant increases in certain key commodities and components, which resulted in price increases in certain businesses lagging the increased costs. Cooper’s on-going initiatives to improve productivity and rationalize its operational base has mitigated increases in employee compensation and benefits, as well as general inflation on operating costs.
Liquidity and Capital Resources
Operating Working Capital
     For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable.
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) decreased $40 million to $953 million in 2005 compared to $993 million in 2004. The decrease in operating working capital for 2005 was due to a $77 million increase in accounts payable, partially offset by a $21 million increase in receivables and a $16 million increase in inventories. Receivables and inventories increased with higher sales volume and ongoing efforts to improve customer service. Payables increased on higher volumes and improved payables management through expanded leverage of enterprise business system capabilities. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for 2005 of 4.9 turns increased from 4.6 turns in 2004 and was due to revenue growth and a decline in operating working capital.
     Cooper’s operating working capital increased $31 million to $993 million in 2004 compared to $962 million in 2003. The increase in operating working capital for 2004 was due to a $82 million increase in accounts receivable partially offset by a $29 million decrease in inventories and a $22 million increase in accounts payable. Excluding acquisitions and currency translation, operating working capital was essentially flat on a 10% revenue increase. Operating working capital turnover (defined as annual revenues divided by average operating working capital) for 2004 was 4.6 turns, increasing from 4.2 turns in 2003, due to continued focus on improving the use of working capital, particularly lowering inventory levels, while increasing sales. A portion of the reduction in inventories was due to an $11 million increase in the allowance for excess and obsolete inventories.
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
Cash Flows
     Net cash provided by operating activities was $574 million for 2005. These funds, plus $200 million of cash and cash equivalents and $73 million of cash received from employee stock activity were primarily used to fund capital expenditures of $97 million, dividends of $138 million, net debt repayments of $384 million and share purchases of $211 million during 2005.
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
     In connection with accounting for acquisitions, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. At December 31, 2005, Cooper had accruals totaling $6.3 million related to these activities. Cash flows from operating activities for each of the three years in the period ended December 31, 2005, is reduced by the amounts expended on the various accruals established in connection with each acquisition. Cooper spent $4.7 million, $7.1 million and $11.0 million on these integration activities in 2005, 2004 and 2003, respectively. See Note 7 of the Notes to the Consolidated Financial Statements for further information.
     Cooper currently anticipates a continuance of its long-term ability to annually generate in excess of $200 million in cash flow available for acquisitions, debt repayment and common stock repurchases.

     As discussed in Note 16 of Notes to the Consolidated Financial Statements, Cooper is continuing discussions with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants regarding settlement of Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul. Cooper anticipates that if settlement under the terms discussed at Note 16 are in fact consummated, that all cash payment components of the final settlement would be funded from operating cash flows.
Debt
     At December 31, 2005 and 2004, Cooper had cash and cash equivalents of $452.8 million and $652.8 million, respectively. At December 31, 2005 and 2004, Cooper had short-term debt of $7.6 million and $97.6 million, respectively. None of this short-term debt consisted of commercial paper.
     Cooper’s practice is to back up its short-term debt with a combination of cash and committed credit facilities. At December 31, 2005 and 2004, Cooper had a $500 million committed credit facility which matures in November 2009. Short-term debt, to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
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
     On November 8, 2005, Cooper US, Inc., a subsidiary of Cooper, issued $325 million of 5.25% senior unsecured notes that mature on November 15, 2012. Payment of the notes are guaranteed by Cooper and certain of its subsidiaries. Proceeds of the notes were swapped with cross-currency interest-rate swaps to € 272.6 million, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55%. The proceeds of € 272.6 million partially funded repayment of the 6.25% Euro bonds that matured in October 2005.
     During June 2002, Cooper issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six month LIBOR rate plus 1.91% (with semi-annual reset). The swaps mature concurrent with the long-term debt and have been designated as fair-value hedges.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     Cooper executes stand-by letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper’s performance or payments to third parties. The aggregate notional value of these instruments was $104.3 million and $106.6 million at December 31, 2005 and 2004, respectively. Eighty-one percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

     The following table summarizes Cooper’s contractual obligations at December 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due
				Four to	After
		Less than	One to	Five	Five
	Total	One Year	Three Years	Years	Years
	(in millions)
Contractual Obligations:
Long-Term Debt	$1,014.3	$11.4	$393.9	$277.3	$331.7
Short-Term Debt	7.6	7.6	—	—	—
Noncancellable Operating Leases	85.0	22.0	34.3	15.0	13.7
Purchase Obligations	277.8	276.9	0.8	0.1	—
Other Long-Term Liabilities(1)	253.7	15.8	32.1	29.0	176.8

	$1,638.4	$333.7	$461.1	$321.4	$522.2

(1)	Includes unfunded other postretirement benefit obligations, unfunded non-U.S. defined benefit pension plan liabilities, other postemployment benefit liabilities and environmental liabilities.
Capitalization
     During the first quarter of 2000, Cooper’s Board of Directors authorized the repurchase of up to five million shares of common stock. On November 2, 2004, Cooper’s Board of Directors authorized the purchase of up to five million additional shares of common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans.
     Cooper targets a 35% to 45% debt-to-total capitalization ratio. Excess cash flows are utilized to purchase shares of Cooper’s Common stock or fund acquisitions. At December 31, 2005, 2004 and 2003, Cooper’s debt-to-total capitalization ratio was 31.7%, 39.0% and 38.8%, respectively.
     On February 9, 2005, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by eight cents per share to $1.48, or 37 cents per quarter.
Capital Expenditures and Commitments
     Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity were $97 million in 2005, $103 million in 2004 and $80 million in 2003. The 2004 increase in capital expenditures was driven primarily by the purchase of a previously leased manufacturing facility in Mexico, relocation of Cooper Wiring Devices operations headquarters from New York City to permanent facilities in Peachtree City, Georgia, and continued implementation of new business systems. Capital expenditures are projected to be approximately $90 to $110 million in 2006. Projected expenditures for 2006 will focus on development of new products, continued implementation of new business systems and cost reduction programs.
Interest Rate and Currency Risk
     Changes in interest rates and currency exchange rates affect Cooper’s earnings and cash flows. As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies used by Cooper’s businesses, Cooper is exposed to the effect of exchange rate changes on its cash flows and earnings. Cooper enters into currency forward exchange contracts to hedge significant currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2005 that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows by expected maturity dates and weighted average interest rates. For interest-rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The average pay-rate on interest-rate swaps is based on implied forward-rates in the yield curve as of December 31, 2005.

	2006	2007	2008	2009	2010	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$11.4	$300.8	$100.3	$275.0	$2.3	$325.0	$1,014.8
Average interest-rate	5.5%	5.5%	5.5%	5.4%	5.3%	5.3%	5.4%

Variable-rate (U.S. Dollar)	$—	$—	$—	$—	$—	$8.0	$8.0
Average interest-rate	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%

Interest-rate swaps:

Fixed to variable:
Notional amount(1)	$300.0	$300.0	$—	$—	$—	$—	$300.0
Average pay-rate	6.78%	6.80%	—	—	—	—	6.79%
Average receive-rate	5.25%	5.25%	—	—	—	—	5.25%

Cross-currency interest-rate swaps:

Fixed to fixed:
Notional amount(2)	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0
Average pay-rate	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%
Average receive-rate	5.232%	5.232%	5.232%	5.232%	5.232%	5.232%	5.232%

(1)	Cooper entered into interest-rate swaps to effectively convert its fixed-rate $300 million senior unsecured debt due in July 2007 to variable-rate debt.

(2)	Cooper entered into cross-currency interest-rate swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to Euro 272.6 million with an annual interest rate of 3.55%
     The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $5 million at December 31, 2005. The contracts mature during 2006. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

2006
(in millions, where
applicable)
Canadian Dollar Functional Currency
Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$98.9
Average contract rate	.8542

U.S. Dollar Functional Currency
Buy Mexican Pesos / Sell U.S. Dollars
Notional amount	$19.1
Average contract rate	.0884

     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2004 that were sensitive to changes in interest rates. Additionally, information on debt obligations denominated in currencies other than the U.S. Dollar that are sensitive to currency exchange rates is presented. For debt obligations the table presents principal cash flows by expected maturity dates and weighted average interest rates. The information is presented in U.S. Dollar equivalents. The actual cash flows are denominated in U.S. Dollars, Euros and British Pound Sterling as indicated in parentheses. For interest-rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The average pay-rate on interest-rate swaps is based on implied forward-rates in the yield curve as of December 31, 2004.

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
     The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $5 million at December 31, 2004. The contracts mature during 2005. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

2005
(in millions, where
applicable)
U.S. Dollar Functional Currency

Buy Canadian Dollars / Sell U.S. Dollars
Notional amount	$89.7
Average contract rate	0.8083

Canadian Functional Currency

Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$14.8
Average contract rate	0.7610

U.S. Dollar Functional Currency

Buy Euro / Sell U.S. Dollars
Notional amount	$14.6
Average contract rate	1.338

     The following transactions were implemented to partially align Cooper’s interest rate exposure profile with its short-term interest rate expectations in an economically efficient manner that is consistent with its tax position.
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
     Cooper’s consolidated financial statements, together with the report thereon of Ernst & Young LLP and the supplementary financial data are set forth on pages F-1 through F-42 hereof. (See Item 15 for Index.)

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
     The information required by this Item is set forth under the captions “Election of Directors”, “Executive Officers”, “Meetings of the Cooper Board and its Committees”, and “Code of Ethics and Business Conduct” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

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

3.	Exhibits

2.0	Agreement and Plan of Merger among Cooper Industries, Inc., Cooper Mergerco, Inc. and Cooper Industries, Ltd. (incorporated herein by reference to Annex I to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.1	Memorandum of Association of Cooper Industries, Ltd. (incorporated herein by reference to Annex II to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.2	Amended and Restated Bye-Laws of Cooper Industries, Ltd. (incorporated herein by reference to Annex III to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

4.1	Rights Agreement dated as of May 16, 2002 between Cooper Industries, Ltd. and EquiServe Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Cooper’s Registration Statement on Form 8-A, Registration No. 001-31330).

4.2	Amended and Restated Voting Agreement between Cooper Industries, Ltd., Cooper Industries, Inc. and Cooper Bermuda Investments Ltd. (incorporated herein by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

4.3	Indenture dated as of January 15, 1990, between Cooper Industries, Inc. and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) to Cooper’s Registration Statement on Form S-3, Registration No. 33-33011).

4.4	First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JPMorgan Chase Bank, N.A., as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated herein by reference to Exhibit 4.3 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.5	Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.4 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.6	Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

4.7	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

4.8	Indenture dated as of November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed November 9, 2005).

4.9	Registration Rights Agreement dated November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors, and Banc of America Securities LLC and Citigroup Global Markets, Inc. as representatives of several initial purchasers of $325 million aggregate principal amount of debt securities (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed November 9, 2005).

10.1	Cooper Industries, Inc. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.4	First Amendment to Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.8	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.9	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.10	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.11	Crouse-Hinds Company Officers’ Disability and Supplemental Pension Plan (September 10, 1999 Restatement, as amended) (incorporated by reference to Exhibit 10.11 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.12	Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement) (incorporated herein by reference to Exhibit 10.4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.13	Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.14	Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.15	Form of Cooper Industries, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2004 to December 31, 2006 (incorporated by reference to Exhibit 10 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

10.16	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2005 to December 31, 2007 (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the period ended March 31, 2005).

10.17	Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (February 14, 2001 Restatement) (incorporated herein by reference to Appendix C to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 24, 2001).

10.18	First Amendment to Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (February 14, 2001 Restatement) (incorporated by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.19	Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (April 29, 2003 Restatement) (incorporated herein by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the quarter ended June 30, 2003).

10.20	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.21	Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement) (incorporated by reference to Exhibit 10.21 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.22	Summary of Compensation Arrangements for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Cooper’s Form 8-K dated February 13, 2006).

10.23	Summary of Nonemployee Director Compensation (incorporated by reference to Exhibit 10.2 to Cooper’s Form 8-K dated February 13, 2006).

10.24	Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel which applies if there is a Change in Control of Cooper (incorporated herein by reference to Exhibit 10.5 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.25	Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel (incorporated by reference to Exhibit 10.23 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.26	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.27	Cooper (UK 2002) Employee Share Purchase Plan (incorporated by reference to Exhibit 10.25 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.28	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein (incorporated by reference to Exhibit 10.25 of Cooper’s Form 10-K for the year ended December 31, 2004).

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2001 through 2005.

21.0	List of Cooper Industries, Ltd. Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Bates White, LLC.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

COOPER INDUSTRIES, LTD.

Date: March 1, 2006	By:	/s/ Kirk S. Hachigian
Kirk S. Hachigian, Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kirk S. Hachigian	Chairman, President and Chief Executive Officer	March 1, 2006

Kirk S. Hachigian

/s/ Terry A. Klebe	Senior Vice President and Chief Financial Officer	March 1, 2006

Terry A. Klebe

/s/ Jeffrey B. Levos	Vice President, Finance and Chief Accounting Officer	March 1, 2006

Jeffrey B. Levos

*STEPHEN G. BUTLER	Director	March 1, 2006

Stephen G. Butler

*LINDA A. HILL	Director	March 1, 2006

Linda A. Hill

*JAMES J. POSTL	Director	March 1, 2006

James J. Postl

*DAN F. SMITH	Director	March 1, 2006

Dan F. Smith

*GERALD B. SMITH	Director	March 1, 2006

Gerald B. Smith

* By:	/s/ Diane K. Schumacher Diane K. Schumacher, as Attorney-In-Fact
for each of the persons indicated

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
     Cooper management assessed the effectiveness of Cooper’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, Cooper’s internal control over financial reporting is effective based on those criteria.
     Cooper’s independent registered public accounting firm has issued an audit report on our assessment of Cooper’s internal control over financial reporting. This report appears on Page F-2.

Kirk S. Hachigian	Terry A. Klebe	Jeffrey B. Levos
Chairman, President and	Senior Vice President and	Vice President, Finance and
Chief Executive Officer	Chief Financial Officer	and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Cooper Industries, Ltd.
     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Cooper Industries, Ltd. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 20, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Houston, Texas
February 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cooper Industries, Ltd.
     We have audited the accompanying consolidated balance sheets of Cooper Industries, Ltd. (“the Company”), as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 in 2003.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 20, 2006

COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2005	2004	2003
	(in millions, except per share data)
Revenues	$4,730.4	$4,462.9	$4,061.4
Cost of sales	3,243.8	3,119.7	2,871.9
Selling and administrative expenses	926.8	846.6	794.9
Restructuring	—	—	2.6

Operating earnings	559.8	496.6	392.0
Interest expense, net	64.8	68.1	74.1
Interest income on tax refund	—	—	(28.6)

Income from continuing operations before income taxes	495.0	428.5	346.5
Income taxes	103.9	88.7	72.2

Income from continuing operations	391.1	339.8	274.3
Charge related to discontinued operations, net of income taxes	227.2	—	126.0

Net income	$163.9	$339.8	$148.3

Income per Common share
Basic:
Income from continuing operations	$4.23	$3.67	$2.96
Charge from discontinued operations	2.46	—	1.36

Net income	$1.77	$3.67	$1.60

Diluted:
Income from continuing operations	$4.12	$3.58	$2.92
Charge from discontinued operations	2.39	—	1.34

Net income	$1.73	$3.58	$1.58

Cash dividends per Common share	$1.48	$1.40	$1.40

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in millions)
ASSETS

Cash and cash equivalents	$452.8	$652.8
Receivables	842.4	820.9
Inventories	538.7	523.0
Deferred income taxes and other current assets	297.2	288.9

Total current assets	2,131.1	2,285.6

Property, plant and equipment, less accumulated depreciation	673.7	696.4
Goodwill	2,084.0	2,142.3
Deferred income taxes and other noncurrent assets	326.3	283.5

Total assets	$5,215.1	$5,407.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$7.6	$97.6
Accounts payable	427.8	350.7
Accrued liabilities	518.0	488.8
Current discontinued operations liability	196.3	225.1
Current maturities of long-term debt	11.4	665.4

Total current liabilities	1,161.1	1,827.6

Long-term debt	1,002.9	698.6
Postretirement benefits other than pensions	163.0	173.3
Long-term discontinued operations liability	330.0	—
Other long-term liabilities	352.9	421.8

Total liabilities	3,009.9	3,121.3

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	383.2	446.2
Retained earnings	1,997.4	1,971.6
Accumulated other nonowner changes in equity	(176.3)	(132.2)

Total shareholders’ equity	2,205.2	2,286.5

Total liabilities and shareholders’ equity	$5,215.1	$5,407.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
		(in millions)
Cash flows from operating activities:
Net income	$163.9	$339.8	$148.3
Plus: charge related to discontinued operations	227.2	—	126.0

Income from continuing operations	391.1	339.8	274.3
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	111.0	117.6	121.4
Deferred income taxes	21.5	27.7	99.3
Restructuring payments	(0.4)	(4.3)	(17.8)
Changes in assets and liabilities: (1)
Receivables	(39.8)	(56.7)	(3.2)
Inventories	(17.6)	47.6	45.9
Accounts payable and accrued liabilities	86.8	17.8	(22.4)
Other assets and liabilities, net	20.9	(15.9)	(52.2)

Net cash provided by operating activities	573.5	473.6	445.3

Cash flows from investing activities:
Capital expenditures	(96.7)	(102.8)	(79.9)
Cash paid for acquired businesses	(7.1)	(48.6)	—
Proceeds from sales of property, plant and equipment and other	13.6	11.8	18.1

Net cash used in investing activities	(90.2)	(139.6)	(61.8)

Cash flows from financing activities:
Proceeds from issuances of debt	326.4	94.3	4.3
Repayments of debt	(710.4)	(4.7)	(174.4)
Debt issuance costs	(3.8)	—	—
Dividends	(138.1)	(131.0)	(129.7)
Subsidiary purchase of parent shares	(211.0)	(202.9)	(5.5)
Activity under employee stock plans and other	72.7	78.4	63.2

Net cash used in financing activities	(664.2)	(165.9)	(242.1)

Effect of exchange rate changes on cash and cash equivalents	(19.1)	21.0	20.3

Increase (decrease) in cash and cash equivalents	(200.0)	189.1	161.7
Cash and cash equivalents, beginning of year	652.8	463.7	302.0

Cash and cash equivalents, end of year	$452.8	$652.8	$463.7

(1)	Net of the effects of acquisitions and translation.
The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Capital		Accumulated
		In Excess		Nonowner
	Common	of Par	Retained	Changes in
	Stock	Value	Earnings	Equity	Total
	(in millions)
Balance December 31, 2002	$0.9	$422.7	$1,744.2	$(165.4)	$2,002.4

Net income			148.3		148.3
Minimum pension liability adjustment				(22.9)	(22.9)
Translation adjustment				26.2	26.2
Change in fair value of derivatives				(1.4)	(1.4)

Net income and other nonowner changes in equity					150.2

Common stock dividends			(129.7)		(129.7)
Stock-based compensation		7.1			7.1
Subsidiary purchase of parent shares		(5.5)			(5.5)
Stock issued under employee stock plans		92.0			92.0
Other activity		1.7			1.7

Balance December 31, 2003	0.9	518.0	1,762.8	(163.5)	2,118.2

Net income			339.8		339.8
Minimum pension liability adjustment				(8.0)	(8.0)
Translation adjustment				36.3	36.3
Change in fair value of derivatives				3.0	3.0

Net income and other nonowner changes in equity					371.1

Common stock dividends			(131.0)		(131.0)
Stock-based compensation		21.5			21.5
Subsidiary purchase of parent shares		(202.9)			(202.9)
Stock issued under employee stock plans		107.5			107.5
Other activity		2.1			2.1

Balance December 31, 2004	0.9	446.2	1,971.6	(132.2)	2,286.5

Net income			163.9		163.9
Minimum pension liability adjustment				(11.0)	(11.0)
Translation adjustment				(37.9)	(37.9)
Change in fair value of derivatives				4.8	4.8

Net income and other nonowner changes in equity					119.8

Common stock dividends			(138.1)		(138.1)
Stock-based compensation		40.3			40.3
Subsidiary purchase of parent shares		(211.0)			(211.0)
Stock issued under employee stock plans		106.4			106.4
Other activity		1.3			1.3

Balance December 31, 2005	$0.9	$383.2	$1,997.4	$(176.3)	$2,205.2

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
Accounts Receivable: Cooper provides an allowance for doubtful trade accounts receivable, determined under the specific identification method. The allowance was $6.6 million and $5.3 million at December 31, 2005 and 2004, respectively.
Inventories: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 59.2% and 57.2% of inventories at December 31, 2005 and 2004, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method. Cooper records provisions for potential obsolete and excess inventories. See Note 4 of the Notes to the Consolidated Financial Statements.
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
Goodwill: Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is subject to an annual impairment test. Cooper designated January 1 as the date of its annual goodwill impairment test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. The first step of the SFAS No. 142 two-step goodwill impairment test compares the fair value of a reporting unit with its carrying value. Cooper has designated seven reporting units, consisting of six units in the Electrical Products reportable operating segment plus the Tools reportable operating segment. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. Fair value is determined by estimating the present value of future cash flows. The second step compares the implied fair value of reporting unit goodwill to the carrying amount of the goodwill to measure the amount of impairment loss. See Note 6 of the Notes to the Consolidated Financial Statements.
Revenue Recognition: Cooper recognizes revenues when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon experience. The accrual for sales returns and other allowances was $62.5 million and $45.6 million at December 31, 2005 and 2004, respectively. Shipping and handling costs of $157.1 million, $132.2 million and $117.1 million in 2005, 2004 and 2003, respectively, are reported as a reduction of revenues in the consolidated income statements.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Research and Development Expenditures: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $71.5 million, $70.6 million and $63.4 million in 2005, 2004 and 2003, respectively.
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
     SFAS No. 123 provides an alternative fair value based method for recognizing stock-based compensation in which compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is estimated on the grant date, using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003 respectively: dividend yield of 2.1%, 2.5% and 3.8%, expected volatility of 27.7%, 34.0% and 34.0%, risk free interest rates of 3.7%, 3.1% and 2.7% and expected lives of 5 years in 2005 and 2004, and 4 years in 2003. The fair value of restricted stock and performance-based awards granted in 2005, 2004 and 2003 was measured at the market price on the grant date. Total stock-based compensation expense was $40.3 million in 2005, $22.1 million in 2004 and $10.5 million in 2003.
     The following table presents pro forma net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year. There are essentially two remaining differences between as reported and pro-forma amounts on both a net income, as well as earnings per share basis. First, Cooper accounted for awards granted prior to January 1, 2003 using the intrinsic value method, whereas the pro-forma amounts reflect those award grants as calculated under SFAS No. 123. Secondly, the pro-forma amounts reflect recognition of the tax benefits of disqualifying dispositions of stock acquired pursuant to incentive stock options in accordance with SFAS No. 123.

	Year Ended December 31
	2005	2004	2003
	(in millions)
Net income, as reported	$163.9	$339.8	$148.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24.9	13.3	6.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20.9)	(14.6)	(12.6)

Pro forma net income	$167.9	$338.5	$142.0

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31
	2005	2004	2003
Earnings per share:
Basic – as reported	$1.77	$3.67	$1.60
Basic – pro forma	$1.81	$3.66	$1.53

Diluted – as reported	$1.73	$3.58	$1.58
Diluted – pro forma	$1.77	$3.57	$1.52
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
     In December 2004, the Financial Accounting Standards Board issued FASB Statement 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Statement 123(R) also supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. For Cooper, the revised statement is effective January 1, 2006. Statement 123(R) must be applied to new awards and previously granted awards that are not fully vested on the effective date.
     Cooper plans to adopt Statement 123(R) using the modified prospective method in which compensation cost is recognized beginning January 1, 2006. Recognition will be based on the requirements of Statement 123(R) for all share-based payments granted after January 1, 2006 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on that date.
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
     Cooper anticipates that it will continue to use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees upon adoption of Statement 123(R). Cooper anticipates using the straight-line recognition method for awards subject to graded vesting. Cooper will be required to estimate forfeitures of awards, which were previously accounted for as recognized when they actually occurred. This estimate will be adjusted as actual forfeitures differ from the estimate. Upon adoption of Statement 123(R), Cooper will record the cumulative effect of this change in accounting principle, to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during these periods. Cooper currently estimates the adjustment, net of tax, to be immaterial.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Cooper cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $17.3 million, $5.3 million and $6.4 million in 2005, 2004 and 2003, respectively.
Reclassification: Certain amounts in the Consolidated Balance Sheets as of December 31, 2004 have been reclassified to conform to the 2005 presentation.
NOTE 2: RESTRUCTURING
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action included plans for the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. In 2005, Cooper finalized activities related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. The 2003 net impact of the charges was $16.4 million on the Electrical Products segment, $(0.4) million on the Tools segment and $0.9 million related to General Corporate. As of December 31, 2005 and 2004, Cooper had paid $5.3 million and $4.9 million, respectively, for the actions, all of which was for severance costs.
     A total of 114 salaried and 150 hourly personnel were eliminated as a result of these actions. A total of 106 personnel were terminated as of December 31, 2003 and the remainder terminated in 2004. The majority of the remaining severance obligation was paid in the first half of 2004. The multiple-employer pension obligation is expected to be paid over 20 years, beginning in 2006.
     On August 1, 2001, Danaher Corporation (“Danaher”) announced it had made an unsolicited proposal to Cooper for a merger through a stock and cash transaction subject to conducting due diligence procedures. On August 8, 2001, Cooper’s Board of Directors unanimously rejected Danaher’s proposal and authorized management to explore all strategic alternatives that would maximize shareholder value including mergers, sales, strategic alliances, acquisitions or other similar strategic alternatives. During the 2001 fourth quarter, Cooper recorded a General Corporate restructuring charge of $35.0 million for the fees and expenses of financial advisors. On February 13, 2002, Cooper announced that it completed its strategic alternatives review process. Cooper paid $5.0 million to the financial advisors in the 2001 fourth quarter and $15.7 million during 2002, leaving a balance of $14.3 million payable upon the occurrence of certain events. During the second quarter of 2003, the terms of the agreements with the financial advisors expired with the contingent events that required payment not occurring. Accordingly, the accrual was reversed in 2003 and reflected as a $14.3 million negative restructuring charge ($8.6 million, net of taxes) on the consolidated income statement.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Restructuring activity for 2003 totaled $2.6 million consisting of the fourth quarter net restructuring charge of $16.9 million, less the $14.3 million negative restructuring charge.
     During the fourth quarter of 2002, Cooper committed to (1) the closure of ten manufacturing facilities, (2) further employment reductions to appropriately size Cooper’s workforce to market conditions, and (3) the write-off of assets related to production rationalization activities. These actions were taken as a part of Cooper management’s ongoing assessment of required production capacity in consideration of the current demand levels. In connection with these commitments, certain production capacity and related assets were sold, outsourced, discontinued or moved to a lower cost environment. Cooper recorded a provision for these announced actions of $39.1 million ($15.0 million of which was non-cash), or $29.8 million after taxes ($.32 per diluted common share). Of this amount, $24.0 million ($11.0 million of which was non-cash) was associated with the Electrical Products segment, $12.7 million ($3.4 million of which was non-cash) was associated with the Tools segment and the remainder was related to General Corporate. During the fourth quarter of 2003, Cooper reduced estimates of the cost related to those actions by $1.5 million.
     The following table reflects activity related to the fourth quarter 2002 severance and facilities closure and rationalization accruals.

	Number of	Accrued	Facilities Closure
	Employees	Severance	and Rationalization
		($ in millions)
Balance at December 31, 2002	1,022	$16.2	$5.8
Employees terminated	(982)	—	—
Cash expenditures	—	(14.9)	(2.9)
Reversal of excess accrual	(9)	(0.9)	(0.6)

Balance at December 31, 2003	31	0.4	2.3
Employees terminated	(31)	—	—
Cash expenditures	—	(0.4)	(1.7)

Balance at December 31, 2004	—	—	0.6
Reversal of excess accruals	—	—	(0.6)

Balance at December 31, 2005	—	$—	$—

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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 4: INVENTORIES

	December 31,
	2005	2004
	(in millions)
Raw materials	$206.1	$185.2
Work-in-process	137.9	118.6
Finished goods	303.7	320.2
Perishable tooling and supplies	14.4	13.2

	662.1	637.2
Allowance for excess and obsolete inventory	(58.7)	(58.9)
Excess of current standard costs over LIFO costs	(64.7)	(55.3)

Net inventories	$538.7	$523.0

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2005	2004
	(in millions)
Land and land improvements	$60.6	$69.2
Buildings	474.5	478.9
Machinery and equipment	808.9	802.2
Tooling, dies and patterns	258.4	257.0
All other	323.4	342.7
Construction in progress	85.1	58.6

	2,010.9	2,008.6
Accumulated depreciation	(1,337.2)	(1,312.2)

	$673.7	$696.4

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment, were as follows:

	Electrical
	Products	Tools	Total
	(in millions)
Balance December 31, 2003	$1,757.2	$299.4	$2,056.6
Additions to goodwill	37.9	—	37.9
Translation adjustments	45.0	2.8	47.8

Balance December 31, 2004	1,840.1	302.2	2,142.3
Additions to goodwill	5.9	—	5.9
Translation adjustments	(63.8)	(0.4)	(64.2)

Balance December 31, 2005	$1,782.2	$301.8	$2,084.0

     Under SFAS No. 142, goodwill is subject to an annual impairment test. See Note 1 of the Notes to the Consolidated Financial Statements. The results of step one of the goodwill impairment test did not require the completion of step two of the test for any reporting units in 2005, 2004 or 2003.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Other intangible assets primarily consist of patents, trademarks and intangible pension assets. The gross carrying value of other intangible assets was $11.8 million and $11.4 million at December 31, 2005 and 2004, respectively. Accumulated amortization of other intangible assets was $9.3 million and $9.0 million at December 31, 2005 and 2004, respectively. Other intangible assets are amortized over their remaining useful lives. Amortization expense of other intangible assets was $0.6 million in 2005, $0.7 million in 2004 and $0.6 million in 2003. Annual amortization expense is expected to be $0.6 million in 2006, $0.5 million in 2007 and $0.4 million in 2008 and insignificant thereafter.
NOTE 7: ACCRUED LIABILITIES

	December 31,
	2005	2004
	(in millions)
Salaries, wages and employee benefit plans	$244.0	$232.7
Commissions and customer incentives	132.7	115.6
Product and environmental liability accruals	36.2	39.1
Facility integration of acquired businesses	6.3	11.0
Other (individual items less than 5% of total current liabilities)	98.8	90.4

	$518.0	$488.8

     At December 31, 2005, Cooper had accruals of $19.9 million with respect to potential product liability claims and $32.7 million with respect to potential environmental liabilities, including $16.4 million classified as a long-term liability, based on Cooper’s current estimate of the most likely amount of losses that it believes will be incurred.
     The product liability accrual consists of $6.3 million of known claims with respect to ongoing operations, $2.0 million of known claims for previously divested operations and $11.6 million which represents an estimate of claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage for individual 2005 claims above $5.0 million.
     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $5.7 million related to sites owned by Cooper and $27.0 million for retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     In connection with acquisitions, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing Cooper operations. The following table summarizes the accrual balances and activity during each of the last three years:

	2005	2004	2003
	(in millions)
Balance, beginning of year	$11.0	$18.1	$29.1
Spending	(4.7)	(7.1)	(11.0)

Balance, end of year	$6.3	$11.0	$18.1

     At December 31, 2005, 2004 and 2003, respectively, $6.3 million, $11.0 million and $17.7 million of the balance was related to facilities shutdown and realignment costs resulting from the acquisition of Eagle Electric in 2000. During the three years ended December 31, 2005, the annual spending was primarily related to downsizing and consolidating facilities. Involuntary termination benefits of $2.0 million, $1.2 million and $7.9 million were paid as 344, 68 and 624 hourly positions were eliminated during 2005, 2004 and 2003, respectively. The termination and facility shutdown activities were completed as of December 31, 2005. Remaining termination benefits will be paid to former employees in accordance with the respective union contracts. These costs, as well as remaining costs related to facility shut-down activities, are expected to be completed by the end of 2006.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 8: DEBT AND LEASE COMMITMENTS

	December 31,
	2005	2004
	(in millions)
5.25% senior unsecured notes, due July 2007	$292.7	$300.2
5.50% senior unsecured notes, due November 2009	275.0	275.0
6.25% Euro bonds maturing in October 2005	—	409.1
5.25% senior unsecured notes, due November 2012	325.0	—
6.72% - 6.91% second series medium-term notes, due through 2010	13.3	242.3
6.38% third series medium-term notes, due through 2008	100.0	100.0
4.45% Pound Sterling notes payable maturing at various dates through 2005	—	26.9
Other	8.3	10.5

Total long-term debt	1,014.3	1,364.0
Current maturities	(11.4)	(665.4)

Long-term portion	$1,002.9	$698.6

     Cooper has a U.S. committed credit facility of $500 million, which matures in November 2009. At December 31, 2005 and 2004, all of Cooper’s $500 million U.S. committed credit facility was available. The agreement for the credit facility requires that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and a minimum earnings before interest, income taxes, depreciation and amortization to interest ratio. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio.
     On November 8, 2005, Cooper US, Inc., a subsidiary of Cooper, issued $325 million of 5.25% senior unsecured notes that mature on November 15, 2012. Payment of the notes are guaranteed by Cooper and certain of its subsidiaries. Proceeds of the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55% (see Note 17). The proceeds of €272.6 million partially funded repayment of the 6.25% Euro bonds that matured in October 2005.
     During June 2002, Cooper issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. During August 2003, Cooper entered into interest-rate swaps to effectively convert this fixed-rate debt to variable-rate debt (see Note 17). The fair value of the interest rate swaps are included in noncurrent assets and long-term debt on the consolidated balance sheets.
     Maturities of long-term debt for the five years subsequent to December 31, 2005 are $11.4 million, $293.6 million, $100.3 million, $275.0 million and $2.3 million, respectively. The future net minimum lease payments under capital leases are not significant.
     Short-term debt of $97.6 million at December 31, 2004 primarily consisted of $92.2 million borrowed in December 2004 and maturing in February 2005.
     Total interest paid during 2005, 2004 and 2003 was $79 million, $82 million and $83 million, respectively.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $34.3 million, $35.0 million and $39.4 million during 2005, 2004 and 2003, respectively.
     At December 31, 2005, minimum annual rental commitments under noncancellable operating leases that have an initial or remaining lease term in excess of one year were $22.0 million in 2006, $20.4 million in 2007, $13.9 million in 2008, $8.6 million in 2009, $6.4 million in 2010 and $13.7 million thereafter.
NOTE 9: COMMON AND PREFERRED STOCK
     Cooper’s authorized share capital is U.S. $4,100,000 consisting of 250,000,000 Class A common shares, par value of $.01 per share, 150,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares were outstanding at December 31, 2005, 2004 or 2003.
     At December 31, 2005, 91,556,569 Class A common shares, $.01 par value were issued and outstanding (excluding the 9,850,101 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 92,543,660 Class A common shares, $.01 par value (excluding the 3,700,200 Class A common shares held by wholly-owned subsidiaries) at December 31, 2004. During 2005, Cooper issued 2,152,309 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2005, Cooper’s wholly-owned subsidiaries purchased 3,139,400 Class A common shares for $211.0 million under Cooper’s share repurchase plan and a wholly-owned subsidiary purchased 3,669,037 previously unissued Class A common shares at fair market value. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During 2005, 658,536 Class A common shares held by wholly-owned subsidiaries were issued in connection with employee incentive and benefit plans, leaving 9,850,101 Class A common shares held by wholly-owned subsidiaries at December 31, 2005.
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
     At December 31, 2003, 93,797,765 Class A common shares, $.01 par value were issued and outstanding (excluding 1,130 Class A common shares held by a wholly-owned subsidiary) compared to 91,709,144 Class A common shares, $.01 par value that were issued and outstanding (excluding 1,519,214 Class A common shares held by a wholly-owned subsidiary) at December 31, 2002. During 2003, a wholly-owned subsidiary purchased 153,500 Class A common shares for $5.5 million. During 2003, Cooper issued 2,242,121 Class A common shares (including 1,671,584 shares held by a wholly-owned subsidiary) primarily in connection with employee benefit plans and Cooper’s dividend reinvestment program.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Certain wholly-owned subsidiaries own Cooper Class A common shares and a wholly-owned subsidiary owns all the issued and outstanding Cooper Class B common shares. The subsidiaries investments in the Class A and Class B common shares are accounted for as investments in the parent company that are eliminated in consolidation. The Class B common shares are not entitled to vote, except as to matters for which Bermuda law specifically requires voting rights for otherwise nonvoting shares. Cooper and its wholly-owned subsidiaries have entered into a voting agreement which provides that in those limited circumstances where the Class B common shares have the right to vote, Cooper’s wholly-owned subsidiaries shall vote the Class B common shares and any Class A common shares that may be held by Cooper’s wholly-owned subsidiaries in the same proportion as the holders of Class A common shares. If at any time a dividend is declared or paid on the Class A common shares, a like dividend shall be declared and paid on Class B common shares in an equal amount per share. During 2004 and 2003, Cooper’s wholly-owned subsidiaries waived their rights to receive the regular quarterly dividend declared of $.35 per share (a total of $81.6 million in 2004 and $80.6 million in 2003) on both the Class A and Class B common shares held by Cooper’s wholly-owned subsidiaries.
     Under the terms of the Dividend Reinvestment Plan, any holder of common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in common stock without incurring any brokerage commissions or service charges. At December 31, 2005, Cooper had 13,833,613 shares reserved for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards, restricted stock awards and subscriptions under the Employee Stock Purchase Plan and other plans.
     On February 9, 2005, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by eight cents per share to $1.48, or 37 cents per quarter.
     The Board of Directors adopted a Shareholder Rights Plan that authorized the issuance of one right for each common share outstanding on May 22, 2002. Each Right entitles the holder to buy one one-hundredth of a share of Series A Participating Preferred Stock at a purchase price of $225 per one one-hundredth of a share or, in certain circumstances common shares having a value of twice the purchase price. Each Right becomes exercisable only in certain circumstances constituting a potential change of control on a basis considered inadequate by the Board of Directors. The Rights expire August 5, 2007 and, at Cooper’s option, may be redeemed prior to expiration for $.01 per Right.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     A summary of the status of Cooper’s fixed stock option plans for officers and employees as of December 31, 2005 and activity during the three years ended December 31, 2005 is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	6,255,732	$42.69	7,325,526	$40.32	7,318,903	$40.74
Granted	1,197,800	$69.69	1,062,750	$55.65	1,421,100	$37.36
Exercised	(1,905,428)	$41.42	(1,993,088)	$40.93	(1,184,395)	$39.40
Canceled	(119,283)	$55.37	(139,456)	$42.04	(230,082)	$40.12

Outstanding at end of year	5,428,821	$48.81	6,255,732	$42.69	7,325,526	$40.32

Options exercisable at end of year	3,209,490		3,488,466		3,642,301
Options available for grant at end of year	3,576,143		5,013,148		1,351,330

Options Outstanding				Options Exercisable
		Weighted
	Shares	Average	Weighted	Shares	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	At	Contractual	Exercise	At	Exercise
Exercise Prices	12/31/05	Life	Price	12/31/05	Price
$29.46 — $35.21	1,132,291	5.1	$35.13	1,132,291	$35.13
$36.76 — $39.06	1,141,970	2.7	$37.51	726,689	$37.62
$39.77 — $43.47	213,059	3.1	$43.41	211,392	$43.44
$45.06 — $46.10	728,088	4.4	$46.02	728,088	$46.02
$50.67 — $57.56	1,049,213	4.6	$55.78	409,330	$56.00
$64.10 — $74.44	1,164,200	6.0	$69.65	1,700	$70.94

	5,428,821			3,209,490

     During 2005, 2004 and 2003, respectively, options to purchase 16,000, 18,000 and 18,000 shares of common stock were granted to nonemployee directors at an exercise price of $65.20, $57.27 and $37.28. During 2005, options for 10,000 shares were exercised at prices ranging from $33.66 to $49.03 per share. During 2004, options for 5,000 shares were exercised at prices ranging from $42.13 to $49.03 per share. No nonemployee director options were exercised in 2003. At December 31, 2005, options under the director plans for 40,000 common shares were exercisable at $33.66 to $63.78 per share, and 152,331 shares were reserved for future grants.
     Participants in the Employee Stock Purchase Plan receive an option to purchase common stock at a price that is the lesser of 85% of the market value on the offering date or 85% of the market value on the purchase date. On September 10, 2003, a total of 483,091 shares were sold to employees at $34.07 per share. There is currently no outstanding offering under the plan. At December 31, 2005, an aggregate of 1,940,885 shares of common stock were reserved for future issuance.
     See Note 1 of the Notes to the Consolidated Financial Statements for information on stock-based compensation expense.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11: ACCUMULATED NONOWNER CHANGES IN EQUITY

		Gain
	Minimum	(Loss) On	Cumulative
	Pension	Derivative	Translation
	Liability	Instruments	Adjustment	Total
		(in millions)
Balance December 31, 2002	$(36.8)	$(0.1)	$(128.5)	$(165.4)
Current year other nonowner changes in equity	(22.9)	(1.4)	26.2	1.9

Balance December 31, 2003	(59.7)	(1.5)	(102.3)	(163.5)
Current year other nonowner changes in equity	(8.0)	3.0	36.3	31.3

Balance December 31, 2004	(67.7)	1.5	(66.0)	(132.2)
Current year other nonowner changes in equity	(11.0)	4.8	(37.9)	(44.1)

Balance December 31, 2005	$(78.7)	$6.3	$(103.9)	$(176.3)

	2005			2004			2003
	Before	Tax		Before	Tax		Before	Tax
	Tax	(Expense)	Net	Tax	(Expense)	Net	Tax	(Expense)	Net
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(in millions)
Minimum pension liability adjustment	$(18.1)	$7.1	$(11.0)	$(13.3)	$5.3	$(8.0)	$(38.1)	$15.2	$(22.9)

Change in fair value of derivatives	10.7	(4.3)	6.4	5.2	(2.1)	3.1	(4.7)	1.9	(2.8)
Reclassification to earnings	(2.7)	1.1	(1.6)	(0.2)	0.1	(0.1)	2.4	(1.0)	1.4

	8.0	(3.2)	4.8	5.0	(2.0)	3.0	(2.3)	0.9	(1.4)

Translation adjustment	(58.3)	20.4	(37.9)	55.8	(19.5)	36.3	40.2	(14.0)	26.2

Other nonowner changes in equity	$(68.4)	$24.3	$(44.1)	$47.5	$(16.2)	$31.3	$(0.2)	$2.1	$1.9

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12: INCOME TAXES

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Components of income from continuing operations before income taxes:
U.S. operations	$104.4	$71.3	$56.1
Non-U.S. operations	390.6	357.2	290.4

Income from continuing operations before income taxes	$495.0	$428.5	$346.5

Components of income tax expense:
Current:
U.S. Federal	$21.5	$4.6	$(62.1)
U.S. state and local	14.2	4.9	(8.2)
Non–U.S	46.7	51.5	43.2

	82.4	61.0	(27.1)

Deferred:
U.S. Federal	3.6	19.8	79.7
U.S. state and local	1.7	4.7	21.0
Non–U.S	16.2	3.2	(1.4)

	21.5	27.7	99.3

Income tax expense	$103.9	$88.7	$72.2

Total income taxes paid	$90.9	$87.3	$30.8

Effective tax rate reconciliation:
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	1.2	1.5	2.4
Non–U.S. Operations	(13.8)	(13.5)	(15.8)
Extraterritorial income exclusion	(0.6)	(1.0)	(1.2)
Tax credits	(0.7)	(1.3)	(0.2)
Other	(0.1)	—	0.6

Effective tax rate attributable to continuing operations	21.0%	20.7%	20.8%

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

	December 31,
	2005	2004
	(in millions)
Components of deferred tax assets and liabilities:
Deferred tax assets:
Postretirement and other employee welfare benefits	$65.7	$71.2
Accrued liabilities	349.7	211.6
Minimum pension liability	52.1	45.1
Net operating loss carryforward	15.6	—
Other	32.5	24.4

Gross deferred tax assets	515.6	352.3
Valuation allowance	(9.6)	—

Total deferred tax assets	506.0	352.3

Deferred tax liabilities:
Property, plant and equipment and intangibles	(190.8)	(180.5)
Inventories	(13.2)	(13.9)
Pension plans	(70.6)	(71.0)
Other	—	(4.0)

Total deferred tax liabilities	(274.6)	(269.4)

Net deferred tax asset	$231.4	$82.9

     Generally, Cooper provides United States income tax that would be imposed on the repatriation of the earnings of its non-U.S. operations. However, as of December 31, 2005 and 2004, United States income taxes have not been provided on approximately $110 million of undistributed non-U.S. earnings that are expected to be permanently reinvested outside the United States.
     Cooper is under examination by the Internal Revenue Service for the 2002-2003 tax years. Cooper is also under examination by various United States state and local taxing authorities as well as various taxing authorities in other countries. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains an allowance for tax contingencies, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed. However, management does not believe that any of these matters will have a material adverse effect on Cooper’s consolidated results of operations.
     In 2005, Cooper protested the Internal Revenue Service examination findings for the 2000-2001 tax years. The Internal Revenue Service has challenged Cooper’s treatment of gains and interest deductions claimed on its 2000 and 2001 federal income tax returns, relating to transactions involving government securities. If the proposed adjustments are upheld, it would require Cooper to pay approximately $26.5 million in taxes plus accrued interest. Interest will continue to accrue until the matter is resolved. Cooper believes these transactions were properly reported on its federal income tax returns in accordance with applicable tax laws and regulations in effect during the period involved. Cooper is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, management believes that the ultimate outcome of this matter will not have a material impact on Cooper’s consolidated financial position, results of operations, or cash flows.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

			Other
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
		(in millions)
Change in benefit obligation:
Benefit obligation at January 1	$763.7	$691.5	$129.5	$138.8
Service cost	17.5	16.2	0.2	0.2
Interest cost	41.0	41.8	6.8	8.2
Benefit payments	(59.4)	(52.4)	(13.9)	(13.3)
Actuarial (gain) loss	37.8	46.4	1.5	(4.4)
Exchange rate changes	(17.2)	11.1	—	—
Settlements	(1.3)	—	—	—
Amendments	—	—	(19.1)	—
Other	1.6	9.1	—	—

Benefit obligation at December 31	783.7	763.7	105.0	129.5

Change in plan assets:
Fair value of plan assets at January 1	660.5	584.6	—	—
Actual return on plan assets	34.4	50.9	—	—
Employer contributions	20.0	61.7	13.9	13.3
Benefit payments	(56.7)	(49.8)	(13.9)	(13.3)
Exchange rate changes	(7.5)	4.9	—	—
Settlements	(1.3)	—	—	—
Other	0.7	8.2	—	—

Fair value of plan assets at December 31	650.1	660.5	—	—

Funded status	(133.6)	(103.2)	(105.0)	(129.5)
Unrecognized actuarial (gain) loss	246.6	204.0	(38.5)	(43.0)
Unrecognized prior service cost	6.8	8.0	(19.5)	(0.8)

Net amount recognized	$119.8	$108.8	$(163.0)	$(173.3)

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
		(in millions)
Amounts recognized in the balance sheet consist of:
Prepaid benefit asset	$120.1	$120.2	$—	$—
Accrued benefit liability	(131.7)	(124.1)	(163.0)	(173.3)
Intangible asset	0.6	—	—	—
Accumulated other nonowner changes in equity	130.8	112.7	—	—

Net amount recognized	$119.8	$108.8	$(163.0)	$(173.3)

     The accumulated benefit obligation for defined benefit pension plans was $763.3 million and $738.8 million at December 31, 2005 and 2004, respectively.
     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $309.2 million, $302.5 million and $173.9 million, respectively as of December 31, 2005 and $298.3 million, $291.9 million and $175.0 million, respectively at December 31, 2004.

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(in millions)
Components of net periodic benefit cost:
Service cost	$17.5	$16.2	$16.8	$0.2	$0.2	$0.2
Interest cost	41.0	41.8	42.0	6.8	8.2	9.2
Expected return on plan assets	(50.7)	(47.1)	(40.1)	—	—	—
Amortization of unrecognized transition obligation	—	—	0.3	—	—	—
Amortization of prior service cost	0.6	0.6	0.6	(0.4)	(0.1)	(0.1)
Recognized actuarial (gain) loss	10.0	7.4	8.9	(3.0)	(2.8)	(3.5)
Settlement	0.5	—	—	—	—	—
Curtailment	—	—	0.2	—	—	—

Net periodic benefit cost	$18.9	$18.9	$28.7	$3.6	$5.5	$5.8

			Other
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.25% - 5.60%	5.00% - 5.75%	5.60%	5.75%
Rate of compensation increase	2.25% - 4.00%	2.25% - 4.00%	—	—

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Weighted average assumptions used to determine net costs for the years ended December 31:
Discount rate	5.00% - 5.75%	5.50% - 6.25%	5.75%	6.25%
Expected return on plan assets	6.00% - 8.25%	6.25% - 8.50%	—	—
Rate of compensation increase	2.75% - 4.00%	2.75% - 4.00%	—	—

	2005	2004
Assumed healthcare cost trend rates:
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate to which trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend rate	2010	2009

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(in millions)
A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
Effect on total of service and interest cost components	$0.6	$(0.5)
Effect on the postretirement benefit obligation	$6.0	$(5.0)
Defined benefit pension plan assets consist of:

	Percentage of Plan Assets
	at December 31,
Asset Category	2005	2004
Equity Securities	60%	75%
Debt Securities	40%	25%

	100%	100%

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
     During 2006, Cooper expects to contribute approximately $20 million in cash to the defined benefit pension plans. Other postretirement benefit plans are not subject to any minimum regulatory funding requirements. Cooper funds these benefits payments as incurred.
     Estimated future benefit payments for the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $54.3 million in 2006, $56.3 million in 2007, $55.1 million in 2008, $57.1 million in 2009, $59.3 million in 2010 and $304.4 million for 2011 through 2015.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     During the fourth quarter of 2003, Cooper recorded a $12.5 million restructuring charge as an estimate of Cooper’s portion of unfunded benefit obligations related to the withdrawal from a multiple-employer pension plan associated with the closing of Cooper Wiring Device manufacturing operations in New York City. In 2005, Cooper finalized activities related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. Cooper participates in three other multiple-employer plans. Obligations under these plans are insignificant.
     During 2005, 2004 and 2003, expense with respect to defined contribution plans (primarily related to various groups of hourly employees) totaled $17.8 million, $16.4 million and $14.1 million, respectively.
NOTE 14: RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN
     All full-time domestic employees, except for certain bargaining unit employees, are eligible to participate in the Retirement Savings and Stock Ownership Plan (“CO-SAV”). Under the terms of the CO-SAV plan, employee savings deferrals are partially matched with Cooper common stock.
     Compensation expense for the CO-SAV plan was $19.5 million, $20.0 million and $18.9 million in 2005, 2004 and 2003, respectively.
NOTE 15: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION
Industry Segments
     Cooper’s operations consist of two segments: Electrical Products and Tools. Markets for Cooper’s products and services are worldwide, with the United States being the largest market.
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
     The Tools segment manufactures, markets and sells hand tools for industrial, construction and consumer markets; automated assembly systems for industrial markets and electric and pneumatic industrial power tools for general industry, primarily automotive and aerospace manufacturers.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Financial information by industry segment was as follows:

	Revenues			Operating Earnings			Total Assets
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(in millions)
Electrical Products	$3,997.5	$3,722.2	$3,358.4	$585.0	$511.2	$435.1	$3,600.9	$3,591.8	$3,433.2
Tools	732.9	740.7	703.0	66.7	62.7	39.0	700.5	737.0	734.6

Total management reporting	$4,730.4	$4,462.9	$4,061.4	651.7	573.9	474.1	4,301.4	4,328.8	4,167.8

Segment restructuring				—	—	(16.0)

Net segment operating earnings				651.7	573.9	458.1

General Corporate:
Restructuring				—	—	13.4
Expense				(91.9)	(77.3)	(79.5)

Operating earnings				559.8	496.6	392.0
Interest expense, net				(64.8)	(68.1)	(74.1)
Interest income on tax refund				—	—	28.6

Consolidated income from continuing operations before income taxes				$495.0	$428.5	$346.5

Corporate assets							913.7	1,079.0	797.5
Consolidated assets							$5,215.1	$5,407.8	$4,965.3

	Electrical			Consolidated
	Products	Tools	Corporate	Total
	(in millions)
2005
Depreciation	$88.7	$20.1	$2.2	$111.0
Capital expenditures	69.9	12.4	14.4	96.7
Investment in unconsolidated affiliates	21.6	—	—	21.6

2004
Depreciation	$93.9	$21.7	$2.0	$117.6
Capital expenditures	73.0	10.2	19.6	102.8
Investment in unconsolidated affiliates	23.3	—	—	23.3

2003
Depreciation	$90.3	$26.9	$4.2	$121.4
Restructuring	16.4	(0.4)	(13.4)	2.6
Capital expenditures	54.7	12.8	12.4	79.9
Investment in unconsolidated affiliates	21.9	—	—	21.9

\

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Geographic Information
     Revenues and long-lived assets by country are summarized below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Revenues are generally denominated in the currency of the location of the assets producing the revenues.

	Revenues			Long-Lived Assets
	2005	2004	2003	2005	2004	2003
	(in millions)
United States	$3,459.5	$3,264.4	$2,984.3	$726.3	$703.4	$674.5
Germany	235.0	249.7	250.2	35.0	42.4	41.4
United Kingdom	311.3	283.6	241.1	57.2	67.3	56.0
Canada	205.1	181.6	159.8	0.8	0.9	0.9
Mexico	139.2	132.1	126.5	87.7	85.6	74.6
Other countries	380.3	351.5	299.5	69.0	54.5	45.9

	$4,730.4	$4,462.9	$4,061.4	$976.0	$954.1	$893.3

     International revenues by destination, based on the location products were delivered, were as follows by segment:

	International Revenues
	2005	2004	2003
	(in millions)
Electrical Products	$1,152.6	$1,052.5	$913.3
Tools	312.9	329.0	324.0

	$1,465.5	$1,381.5	$1,237.3

NOTE 16: CHARGE RELATED TO DISCONTINUED OPERATIONS
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2005, a total of 137,723 Abex Claims were filed, of which 99,288 claims have been resolved leaving 38,435 Abex Claims pending at December 31, 2005, that are the responsibility of Federal-Mogul. During the year ended December 31, 2005, 4,562 claims were filed and 12,827 claims were resolved. Since

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,055 before insurance. A total of $82.8 million was spent on defense costs for the period August 28, 1998 through December 31, 2005. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims.
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
     Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust. Based on the status of the negotiations in 2004, Cooper concluded that it was probable that Federal-Mogul will reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.
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
     In December 2005, Cooper announced that the Company and other parties involved in the resolution of the Federal-Mogul bankruptcy proceeding had reached an agreement regarding Cooper’s participation in Federal Mogul’s proposed 524 (g) asbestos trust. By participating in this trust, Cooper would resolve its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval, approval of 75 percent of the current Abex asbestos claimants and certain other approvals. The settlement would resolve more than 38,000 pending Abex claims. Future claims would be resolved through the bankruptcy trust, and Cooper would be protected against future claims by an injunction to be issued by the district court upon plan confirmation.
     Key terms and aspects of the proposed settlement agreement included Cooper agreeing to pay $130 million in cash into the trust, with $115 million payable upon Federal-Mogul’s emergence from bankruptcy. The remainder would be due on January 15, 2007, or upon emergence from bankruptcy, if later. Cooper would receive a total of $37.5 million during the funding period from other parties associated with the Federal-Mogul bankruptcy. Cooper would further provide the trust 1.4 million shares of the Company’s stock upon Federal-Mogul’s emergence from bankruptcy. The agreement provided that the trust may, during the first year after issuance, sell these shares to Cooper at market prices and, thereafter, in open market transactions.
     The proposed settlement agreement also provided for further payments by Cooper subject to the amount and timing of insurance proceeds. Cooper agreed to make 25 annual payments of up to $20 million each, reduced by certain insurance proceeds received by the trust. In years that the insurance proceeds exceed $17 million, Cooper would be required to contribute $3 million with the excess insurance proceeds

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
carried over to the next year. The trust would retain 10 percent of the insurance proceeds for indemnity claims paid by the trust until Cooper’s obligation is satisfied and would retain 15 percent thereafter. The agreement also provided for Cooper to receive the insurance proceeds related to indemnity and defense costs paid prior to the date a stay of current claims is entered by the bankruptcy court. Cooper would also be required to forego certain claims and objections in the Federal-Mogul bankruptcy proceedings. In addition, the parties involved had agreed to petition the court for a stay on all current claims outstanding.
     Although the payments related to the settlement could extend to 25 years and the collection of insurance proceeds could extend beyond 25 years, the liability and insurance would be undiscounted on Cooper’s balance sheet as the amount of the actual annual payments is not reasonably predictable.
     A critical term of the proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement will require renegotiation of certain terms. Cooper remains in active negotiations with the Representatives to resolve its liability exposure for Abex Claims within the Federal-Mogul proposed 524(g) trust. The final determination of whether Cooper will participate in the Federal-Mogul 524(g) trust is unknown. However, Cooper management has concluded that, at the date of the filing of its Form 10-K, the most likely outcome in the range of potential outcomes is a revised settlement approximating the December 2005 proposed settlement. Accordingly, Cooper recorded a $227.2 million after-tax discontinued operations charge, net of a $127.8 million income tax benefit, in the fourth quarter of 2005.
     The fourth quarter 2005 charge to discontinued operations included payments to a 524(g) trust over 25 years that were undiscounted, and the insurance recoveries only included recoveries where insurance in place agreements, settlements or policy recoveries were probable. If the negotiations with the Representatives in early 2004 had resulted in an agreement, Cooper would have paid all the consideration when Federal-Mogul emerged from bankruptcy and the 524(g) trust was formed and would have relinquished all rights to insurance. The lack of discounting and the limited recognition of insurance recoveries in the fourth quarter 2005 charge to discontinued operations are a significant component of the increase in the accrual for discontinued operations. While it is not possible to quantify, the accrual for discontinued operations also includes a premium for resolving the inherent uncertainty associated with resolving Abex claims though the tort system. If Cooper is unable to reach a settlement to participate in the Federal-Mogul 524(g) trust, the accrual for discontinued operations potentially may have to be reduced to the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the liability in the tort system and Cooper has not completed the analysis and determined the liability that would be recorded under this scenario.
     Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $800 million. Cooper has included insurance recoveries of approximately $215 million pre-tax in the charge to discontinued operations discussed above. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance in place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
     If a settlement within the 524(g) trust is in fact achieved on a basis consistent with the terms discussed above, Cooper will periodically assess the current overall adequacy of the accrual for discontinued operations, including updates to the assumptions regarding estimates of insurance recoveries, levels of defense and indemnity payments and other assumptions related to the matter. As this additional information becomes available, Cooper will record a charge or credit to the accrual for discontinued operations, which may be significant.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     From a cash flow perspective, Cooper management continues to believe that a settlement on terms being discussed would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. There is significant uncertainty as to whether any settlement agreement will be finalized. In addition, any settlement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $526.3 million at December 31, 2005 and $225.1 million at December 31, 2004. Cooper has preserved its rights as a creditor for breach of Federal-Mogul’s indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.

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
     Cooper enters into currency forward exchange contracts and commodity futures contracts and swaps to reduce the risks of adverse changes in currency exchange rates and commodity prices. Cooper entered into cross-currency interest-rate swaps in 2005 and interest-rate swaps in 2003 to reduce the interest-rate risk associated with certain fixed-rate debt. Cooper does not enter into speculative derivative transactions.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of Cooper’s businesses, Cooper is exposed to the effect of currency exchange rate changes on its cash flows and earnings. Cooper enters into currency forward exchange contracts to hedge significant currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.
     Currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. The net gain or loss on contracts designated as fair value hedges was not material during 2005, 2004 or 2003. Currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. The net gain or loss on contracts designated as cash flow hedges was not material during 2005, 2004 or 2003. Cooper also enters into certain currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to short-term intercompany financing transactions.
     Cooper enters into commodity futures contracts and swaps to reduce the volatility of price fluctuations on a portion of its forecasted annual material purchases. These instruments are designated as cash flow hedges. The net gain or loss on commodity futures contracts and swaps was not material in 2005, 2004 or 2003.
     During October 2005, Cooper entered into cross-currency interest-rate swaps to effectively convert its newly issued $325 million, 5.25% fixed-rate debt to € 272.6 million of 3.55% fixed-rate debt. The $325 million debt issuance proceeds were swapped to € 272.6 million and lent through an intercompany loan to a non-U.S. subsidiary to partially fund repayment of the 300 million Euro bond debt that matured on October 25, 2005. The cross-currency interest-rate swaps have been designated as cash flow hedges. Changes in the currency spot exchange rate results in reclassification of amounts from other comprehensive income to earnings to offset transaction gains and losses on the non-U.S.-denominated intercompany debt. The cross-currency interest-rate swaps mature in November 2012.
     During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six-month LIBOR rate plus 1.91% (with semi-annual reset). The interest-rate swaps are designated as fair value hedges. The notional principal amount and maturity dates of the interest-rate swaps match the underlying long-term debt. During the years ended December 31, 2005, 2004 and 2003, respectively, Cooper recognized a $0.1 million, $5.1 million and $2.4 million reduction of interest expense, net related to the interest-rate swaps.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. At December 31, 2005, Cooper estimates that approximately $3.0 million of net gains on derivative instruments designated as cash flow hedges will be reclassified from accumulated nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2005, 2004 and 2003 was not material.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at December 31, 2005 and 2004.

	December 31,
	2005	2004
	(in millions)
Canadian Dollar	$—	$92.2
U.S. Dollar	108.2	17.4
Mexican Peso	19.1	—
Euro	0.2	15.2
British Pound Sterling	0.4	2.9

	$127.9	$127.7

Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $104.3 million and $106.6 million at December 31, 2005 and 2004, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
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
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments, consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Cooper had approximately $1.0 billion and $1.5 billion of debt instruments at December 31, 2005 and 2004, respectively. The book value of these instruments was approximately equal to fair value (as represented primarily by quoted market prices) at December 31, 2005 and 2004.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 18: NET INCOME PER COMMON SHARE

	Basic			Diluted
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
	($ in millions, shares in thousands)
Income from continuing operations	$391.1	$339.8	$274.3	$391.1	$339.8	$274.3

Charge from discontinued operations	227.2	—	126.0	227.2	—	126.0

Net income applicable to common stock	$163.9	$339.8	$148.3	$163.9	$339.8	$148.3

Weighted average common shares outstanding	92,520	92,480	92,683	92,520	92,480	92,683

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards				2,529	2,283	1,088
Weighted average common shares and common share equivalents				95,049	94,763	93,771

Options and employee awards are not considered in the calculations if the effect would be antidilutive.
NOTE 19: UNAUDITED QUARTERLY OPERATING RESULTS

	2005 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,144.8	$1,189.2	$1,210.4	$1,186.0
Cost of sales	787.6	814.7	828.1	813.4
Selling and administrative expenses	227.5	232.9	235.9	230.5

Operating earnings	129.7	141.6	146.4	142.1
Interest expense, net	17.8	17.7	16.5	12.8

Income from continuing operations before income taxes	111.9	123.9	129.9	129.3
Income taxes	24.1	26.6	27.9	25.3

Income from continuing operations	87.8	97.3	102.0	104.0
Charge related to discontinued operations	—	—	—	227.2

Net income (loss)	$87.8	$97.3	$102.0	$(123.2)

Income (loss) per Common share

Basic:
Income from continuing operations	$.94	$1.05	$1.11	$1.13
Charge from discontinued operations	—	—	—	2.47

Net income (loss)	$.94	$1.05	$1.11	$(1.34)

Diluted:
Income from continuing operations	$.92	$1.02	$1.08	$1.10
Charge from discontinued operations	—	—	—	2.40

Net income (loss)	$.92	$1.02	$1.08	$(1.30)

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2004 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,064.6	$1,109.3	$1,140.2	$1,148.8
Cost of sales	742.0	775.2	798.4	804.1
Selling and administrative expenses	208.4	212.0	211.6	214.6

Operating earnings	114.2	122.1	130.2	130.1
Interest expense, net	17.1	17.2	17.0	16.8

Income before income taxes	97.1	104.9	113.2	113.3
Income taxes	19.4	21.0	23.9	24.4

Net income	$77.7	$83.9	$89.3	$88.9

Income per Common share

Basic	$.83	$.91	$.97	$.96
Diluted	$.81	$.89	$.95	$.94
NOTE 20: CONSOLIDATING FINANCIAL INFORMATION
     Prior to January 1, 2005, Cooper fully and unconditionally guaranteed the registered debt securities of Cooper Industries, Inc. (“Cooper Ohio”), a wholly-owned indirect subsidiary. Effective January 1, 2005, Cooper Industries, LLC, a wholly-owned indirect subsidiary, became the successor issuer of Cooper Ohio’s registered debt securities as a result of a merger of Cooper Ohio into Cooper Industries, LLC. In November 2005, Cooper US, Inc., a subsidiary of Cooper, issued $325 million of 5.25% senior unsecured notes that mature in November 2012 (the “Notes”). Cooper has entered into a Registration Rights Agreement which requires that Cooper file a Registration Statement within 120 days to exchange the Notes for publically registered notes with substantially identical terms. Cooper and certain of its principal operating subsidiaries (the “Guarantors”) fully and unconditionally guarantee, on a joint and several basis, the registered debt securities of Cooper Industries, LLC and the Notes of Cooper US, Inc. The following condensed consolidating financial information is included so that separate financial statements of Cooper Industries, LLC, Cooper Ohio, Cooper US, Inc. or the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class A and Class B common shares are accounted for using the cost method.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Income Statements
Year Ended December 31, 2005
(in millions)

			Cooper
		Cooper	US,		Other	Consolidating
	Cooper	Industries, LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$3,124.2	$1,745.7	$(139.5)	$4,730.4
Cost of sales	0.2	0.4	1.1	2,203.4	1,178.2	(139.5)	3,243.8
Selling and administrative expenses	8.9	9.8	70.4	495.8	341.9	—	926.8
Interest expense, net	(1.1)	51.3	(1.3)	—	15.9	—	64.8
Equity in earnings of subsidiaries, net of tax	259.1	55.9	100.7	117.5	39.9	(573.1)	—
Intercompany income (expense)	(6.7)	(59.0)	(73.7)	(373.6)	593.5	(80.5)	—

Income (loss) from continuing operations before income taxes	244.4	(64.6)	(43.2)	168.9	843.1	(653.6)	495.0
Income tax expense (benefit)	—	(44.7)	(82.9)	15.1	216.4	—	103.9

Income from continuing operations	244.4	(19.9)	39.7	153.8	626.7	(653.6)	391.1
Charge related to discontinued operations, net of taxes	—	227.2	—	—	—	—	227.2

Net income (loss)	$244.4	$(247.1)	$39.7	$153.8	$626.7	$(653.6)	$163.9

Consolidating Income Statements
Year Ended December 31, 2004
(in millions)

		Cooper		Other	Consolidating
	Cooper	Ohio	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$185.5	$2,666.5	$1,656.2	$(45.3)	$4,462.9
Cost of sales	0.7	124.1	1,891.1	1,149.1	(45.3)	3,119.7
Selling and administrative expenses	9.5	90.5	432.7	313.9	—	846.6
Interest expense, net	(1.0)	47.8	—	21.3	—	68.1
Equity in earnings of subsidiaries, net of tax	353.4	379.5	30.0	162.0	(924.9)	—
Intercompany income (expense)	(4.4)	(256.9)	(329.5)	590.8	—	—

Income before income taxes	339.8	45.7	43.2	924.7	(924.9)	428.5
Income tax expense (benefit)	—	(116.3)	(3.1)	208.1	—	88.7

Net income	$339.8	$162.0	$46.3	$716.6	$(924.9)	$339.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Income Statements
Year Ended December 31, 2003
(in millions)

		Cooper		Other	Consolidating
	Cooper	Ohio	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$281.8	$2,278.2	$1,526.1	$(24.7)	$4,061.4
Cost of sales	—	183.9	1,623.6	1,089.1	(24.7)	2,871.9
Selling and administrative expenses	7.2	115.1	386.1	286.5	—	794.9
Restructuring	—	(13.1)	13.8	1.9	—	2.6
Interest expense, net	(0.3)	53.3	—	21.1	—	74.1
Interest income on tax refund	—	(28.6)	—	—	—	(28.6)
Equity in earnings of subsidiaries, net of tax	165.8	342.1	36.6	(17.2)	(527.3)	—
Intercompany income (expense)	(0.2)	(338.3)	(301.4)	650.3	(10.4)	—

Income (loss) from continuing operations before income taxes	158.7	(25.0)	(10.1)	760.6	(537.7)	346.5
Income tax expense (benefit)	—	(134.0)	(30.5)	236.7	—	72.2

Income from continuing operations	158.7	109.0	20.4	523.9	(537.7)	274.3
Charge related to discontinued operations, net of taxes	—	126.0	—	—	—	126.0

Net income (loss)	$158.7	$(17.0)	$20.4	$523.9	$(537.7)	$148.3

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Balance Sheets
December 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$64.1	$—	$144.4	$(3.5)	$247.8	$—	$452.8
Receivables	0.1	—	8.6	469.7	364.0	—	842.4
Inventories	—	—	—	327.1	211.6	—	538.7
Deferred income taxes and other current assets	1.2	130.7	94.0	48.8	22.5	—	297.2

Total current assets	65.4	130.7	247.0	842.1	845.9	—	2,131.1

Property, plant and equipment, less accumulated depreciation	—	—	41.0	339.5	293.2	—	673.7
Goodwill	—	—	—	1,018.3	1,065.7	—	2,084.0
Investment in subsidiaries	2,887.9	759.5	3,579.4	917.6	899.1	(9,043.5)	—
Investment in parent	—	—	2,547.1	—	312.7	(2,859.8)	—
Intercompany accounts receivables	588.4	550.5	—	1,367.3	589.9	(3,096.1)	—
Intercompany notes receivable	43.9	23.5	651.1	0.8	3,683.4	(4,402.7)	—
Deferred income taxes and other noncurrent assets	—	223.5	48.7	(43.2)	97.3	—	326.3

Total assets	$3,585.6	$1,687.7	$7,114.3	$4,442.4	$7,787.2	$(19,402.1)	$5,215.1

Short-term debt	$—	$—	$—	$—	$7.6	$—	$7.6
Accounts payable	34.1	14.0	8.0	214.7	157.0	—	427.8
Accrued liabilities	3.9	28.9	107.5	238.8	138.9	—	518.0
Current discontinued operations liability	—	196.3	—	—	—	—	196.3
Current maturities of long-term debt	—	11.0	—	—	0.4	—	11.4

Total current liabilities	38.0	250.2	115.5	453.5	303.9	—	1,161.1

Long-term debt	—	670.0	323.7	8.0	1.2	—	1,002.9
Intercompany accounts payables	—	—	3,096.1	—	—	(3,096.1)	—
Intercompany notes payable	326.0	258.7	1,652.8	1,708.0	457.2	(4,402.7)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	131.4	191.2	77.0	116.3	—	515.9

Total liabilities	364.0	1,640.3	5,379.3	2,246.5	878.6	(7,498.8)	3,009.9

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	272.9	(272.9)	—
Capital in excess of par value	3,232.7	—	29.4	1,388.6	5,082.3	(9,349.8)	383.2
Retained earnings	31.5	162.4	1,892.3	832.5	1,733.2	(2,654.5)	1,997.4
Accumulated other non- owner changes in equity	(44.1)	(115.0)	(186.7)	(25.2)	(179.8)	374.5	(176.3)

Total shareholders’ equity	3,221.6	47.4	1,735.0	2,195.9	6,908.6	(11,903.3)	2,205.2

Total liabilities and shareholders’ equity	$3,585.6	$1,687.7	$7,114.3	$4,442.4	$7,787.2	$(19,402.1)	$5,215.1

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Balance Sheets
December 31, 2004
(in millions)

		Cooper		Other	Consolidating
	Cooper	Ohio	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$111.5	$246.1	$1.2	$294.0	$—	$652.8
Receivables	—	15.0	440.4	365.5	—	820.9
Inventories	—	—	324.8	198.2	—	523.0
Deferred income taxes and other current assets	1.3	230.5	60.5	(3.4)	—	288.9

Total current assets	112.8	491.6	826.9	854.3	—	2,285.6

Property, plant and equipment, less accumulated depreciation	—	34.5	367.2	294.7	—	696.4
Goodwill	—	—	1,018.4	1,123.9	—	2,142.3
Investment in subsidiaries	2,786.2	5,347.1	851.6	193.8	(9,178.7)	—
Investment in parent	—	2,245.5	—	202.2	(2,447.7)	—
Intercompany accounts receivables	514.0	—	1,371.9	71.7	(1,957.6)	—
Intercompany notes receivable	25.7	21.3	—	5,601.7	(5,648.7)	—
Other noncurrent assets	—	112.6	76.3	94.6	—	283.5

Total assets	$3,438.7	$8,252.6	$4,512.3	$8,436.9	$(19,232.7)	$5,407.8

Short-term debt	$—	$—	$—	$97.6	$—	$97.6
Accounts payable	32.5	21.1	178.9	118.2	—	350.7
Accrued liabilities	2.9	130.6	211.2	144.1	—	488.8
Accrual for discontinued operations	—	225.1	—	—	—	225.1
Current maturities of long-term debt	—	229.0	—	436.4	—	665.4

Total current liabilities	35.4	605.8	390.1	796.3	—	1,827.6

Long-term debt	—	688.3	8.0	2.3	—	698.6
Intercompany accounts payable	—	1,744.1	—	213.5	(1,957.6)	—
Intercompany notes payable	135.7	3,763.9	1,702.1	47.0	(5,648.7)	—
Deferred income taxes and other long-term liabilities	—	262.1	180.4	152.6	—	595.1

Total liabilities	171.1	7,064.2	2,280.6	1,211.7	(7,606.3)	3,121.3

Class A common stock	0.9	—	—	—	—	0.9
Class B common stock	0.6	—	—	—	(0.6)	—
Subsidiary common stock	—	—	—	157.1	(157.1)	—
Capital in excess of par value	2,882.2	12.1	1,572.0	6,209.4	(10,229.5)	446.2
Retained earnings	350.0	1,272.9	613.1	939.6	(1,204.0)	1,971.6
Accumulated other nonowner changes in equity	33.9	(96.6)	46.6	(80.9)	(35.2)	(132.2)

Total shareholders’ equity	3,267.6	1,188.4	2,231.7	7,225.2	(11,626.4)	2,286.5

Total liabilities and shareholders’ equity	$3,438.7	$8,252.6	$4,512.3	$8,436.9	$(19,232.7)	$5,407.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(10.4)	$(141.6)	$2.0	$103.6	$619.9	$—	$573.5

Cash flows from investing activities:
Capital expenditures	—	—	(14.4)	(40.7)	(41.6)	—	(96.7)
Cash paid for acquired businesses	—	—	—	—	(7.1)	—	(7.1)
Investment in affiliates	(11.1)	(225.0)	(49.2)	(3.4)	—	288.7	—
Sale of investment in affiliates	—	—	—	—	130.9	(130.9)
Loans to affiliates	(46.0)	(23.5)	(646.7)	(0.7)	(238.3)	955.2	—
Repayments of loans from affiliates	27.7	—	—	—	46.2	(73.9)	—
Dividends from affiliates	10.0	0.9	98.4	52.8	5.1	(167.2)	—
Other	—	1.5	—	0.6	11.5	—	13.6

Net cash provided by (used in) investing activities	(19.4)	(246.1)	(611.9)	8.6	(93.3)	871.9	(90.2)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	325.0	—	1.4	—	326.4
Repayments of debt	—	(229.0)	—	—	(481.4)	—	(710.4)
Borrowings from affiliates	235.8	258.7	—	5.9	454.8	(955.2)	—
Repayments of loans to affiliates	(46.2)	—	—	—	(27.7)	73.9	—
Other intercompany financing activities	(11.7)	358.0	227.6	(100.6)	(473.3)	—	—
Dividends	(138.1)	—	—	—	—	—	(138.1)
Dividends paid to affiliates	(70.2)	—	—	(22.2)	(74.8)	167.2	—
Subsidiary purchase of parent shares	12.8	—	(113.3)	—	(110.5)	—	(211.0)
Issuance of stock	—	—	—	—	157.8	(157.8)	—
Employee stock plan activity and other	—	—	68.9	—	—	—	68.9

Net cash provided by (used in) financing activities	(17.6)	387.7	508.2	(116.9)	(553.7)	(871.9)	(664.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(19.1)		(19.1)

Decrease in cash and cash equivalents	(47.4)	—	(101.7)	(4.7)	(46.2)	—	(200.0)
Cash and cash equivalents, beginning of period	111.5	—	246.1	1.2	294.0	—	652.8

Cash and cash equivalents, end of period	$64.1	$—	$144.4	$(3.5)	$247.8	$—	$452.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2004
(in millions)

		Cooper		Other	Consolidating
	Cooper	Ohio	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(7.3)	$(173.9)	$45.7	$609.1	$—	$473.6

Cash flows from investing activities:
Capital expenditures	—	(21.4)	(40.7)	(40.7)	—	(102.8)
Cash paid for acquired business	—	—	(10.1)	(38.5)	—	(48.6)
Intercompany sale (purchase) of investment in parent	—	(182.1)	—	182.1	—	—
Intercompany sale (purchase) of investment in subsidiaries	—	109.5	—	(109.5)	—	—
Investments in affiliates	(9.0)	(80.3)	—	—	89.3	—
Loans to affiliates	(60.5)	(23.6)	—	(154.0)	238.1	—
Repayments of loans from affiliates	35.1	23.0	—	84.5	(142.6)	—
Dividends from subsidiaries	134.0	87.7	—	—	(221.7)	—
Other	—	28.3	10.0	1.8	(28.3)	11.8

Net cash provided by (used in) investing activities	99.6	(58.9)	(40.8)	(74.3)	(65.2)	(139.6)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	—	94.3	—	94.3
Repayments of debt	—	—	—	(4.7)	—	(4.7)
Borrowings from affiliates	176.1	—	8.5	53.5	(238.1)	—
Repayments of loans from affiliates	(132.1)	—	(0.8)	(9.7)	142.6	—
Other intercompany financing activities	9.8	253.6	(11.5)	(251.9)	—	—
Dividends	(131.0)	—	—	—	—	(131.0)
Dividends paid to parent	—	—	—	(221.7)	221.7	—
Subsidiary purchase of parent shares	—	(110.3)	—	(92.6)	—	(202.9)
Issuance of stock	—	—	—	89.3	(89.3)	—
Employee stock plan activity and other	—	78.4	—	(28.3)	28.3	78.4

Net cash provided by (used in) financing activities	(77.2)	221.7	(3.8)	(371.8)	65.2	(165.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	21.0	—	21.0

Increase (decrease) in cash and cash equivalents	15.1	(11.1)	1.1	184.0	—	189.1
Cash and cash equivalents, beginning of year	96.4	257.2	0.1	110.0	—	463.7

Cash and cash equivalents, end of year	$111.5	$246.1	$1.2	$294.0	$—	$652.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2003
(in millions)

		Cooper		Other	Consolidating
	Cooper	Ohio	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(6.1)	$(290.5)	$40.9	$701.0	$—	$445.3

Cash flows from investing activities:
Capital expenditures	—	(16.4)	(35.2)	(28.3)	—	(79.9)
Investments in affiliates	—	(23.2)	—	—	23.2	—
Loans to affiliates	—	(27.9)	—	(122.0)	149.9	—
Repayments from affiliates	—	26.5	—	15.0	(41.5)	—
Dividends from subsidiaries	101.0	5.6	—	—	(106.6)	—
Other	—	8.7	2.5	6.9	—	18.1

Net cash provided by (used in investing activities	101.0	(26.7)	(32.7)	(128.4)	25.0	(61.8)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	—	4.3	—	4.3
Repayments of debt	—	(169.7)	—	(4.7)	—	(174.4)
Borrowings from affiliates	91.9	15.0	—	43.0	(149.9)	—
Repayments to affiliates	—	(15.0)	—	(26.5)	41.5	—
Other intercompany financing activities	4.0	443.5	(8.1)	(439.4)	—	—
Dividends	(129.7)	—	—	—	—	(129.7)
Dividends paid to parent	—	—	—	(106.6)	106.6	—
Subsidiary purchase of parent shares	—	(5.5)	—	—	—	(5.5)
Issuance of stock	—	—	—	23.2	(23.2)	—
Employee stock plan activity and other	1.4	61.8	—	—	—	63.2

Net cash provided by (used in) financing activities	(32.4)	330.1	(8.1)	(506.7)	(25.0)	(242.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	20.3	—	20.3

Increase in cash and cash equivalents	62.5	12.9	0.1	86.2	—	161.7
Cash and cash equivalents, beginning of year	33.9	244.3	—	23.8	—	302.0

Cash and cash equivalents, end of year	$96.4	$257.2	$0.1	$110.0	$—	$463.7

Index to Exhibits
2.0	Agreement and Plan of Merger among Cooper Industries, Inc., Cooper Mergerco, Inc. and Cooper Industries, Ltd. (incorporated herein by reference to Annex I to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.1	Memorandum of Association of Cooper Industries, Ltd. (incorporated herein by reference to Annex II to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.2	Amended and Restated Bye-Laws of Cooper Industries, Ltd. (incorporated herein by reference to Annex III to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

4.1	Rights Agreement dated as of May 16, 2002 between Cooper Industries, Ltd. and EquiServe Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Cooper’s Registration Statement on Form 8-A, Registration No. 001-31330).

4.2	Amended and Restated Voting Agreement between Cooper Industries, Ltd., Cooper Industries, Inc. and Cooper Bermuda Investments Ltd. (incorporated herein by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

4.3	Indenture dated as of January 15, 1990, between Cooper Industries, Inc. and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) to Cooper’s Registration Statement on Form S-3, Registration No. 33-33011).

4.4	First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JPMorgan Chase Bank, N.A., as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated herein by reference to Exhibit 4.3 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.5	Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.4 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.6	Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

4.7	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

4.8	Indenture dated as of November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed November 9, 2005).

4.9	Registration Rights Agreement dated November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors, and Banc of America Securities LLC and Citigroup Global Markets, Inc. as representatives of several initial purchasers of $325 million aggregate principal amount of debt securities (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed November 9, 2005).

10.1	Cooper Industries, Inc. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.4	First Amendment to Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.8	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.9	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.10	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.11	Crouse-Hinds Company Officers’ Disability and Supplemental Pension Plan (September 10, 1999 Restatement, as amended) (incorporated by reference to Exhibit 10.11 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.12	Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement) (incorporated herein by reference to Exhibit 10.4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.13	Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.14	Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.15	Form of Cooper Industries, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2004 to December 31, 2006 (incorporated by reference to Exhibit 10 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

10.16	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2005 to December 31, 2007 (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the period ended March 31, 2005).

10.17	Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (February 14, 2001 Restatement) (incorporated herein by reference to Appendix C to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 24, 2001).

10.18	First Amendment to Cooper Industries, Inc. Amended and Restated Management Annual Incentive Plan (February 14, 2001 Restatement) (incorporated by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.19	Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (April 29, 2003 Restatement) (incorporated herein by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the quarter ended June 30, 2003).

10.20	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.21	Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement) (incorporated by reference to Exhibit 10.21 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.22	Summary of Compensation Arrangements for Named Executive Officers (incorporated herein by reference to Exhibit 10.1 to Cooper’s Form 8-K dated February 13, 2006).

10.23	Summary of Nonemployee Director Compensation (incorporated by reference to Exhibit 10.2 to Cooper’s Form 8-K dated February 13, 2006).

10.24	Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel which applies if there is a Change in Control of Cooper (incorporated herein by reference to Exhibit 10.5 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.25	Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel (incorporated by reference to Exhibit 10.23 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.26	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.27	Cooper (UK 2002) Employee Share Purchase Plan (incorporated by reference to Exhibit 10.25 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.28	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein (incorporated by reference to Exhibit 10.25 of Cooper’s Form 10-K for the year ended December 31, 2004).

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2001 through 2005.

21.0	List of Cooper Industries, Ltd. Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Bates White, LLC.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.