Form 10-Q
period 2006-03-31
COOPER INDUSTRIES LTD
filed 2006-05-02
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
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
Yes ☐ No ☑
Number of registrant’s common stock outstanding as of March 31, 2006 was 92,404,027 Class A common shares that are held by the public and 10,695,101 Class A common shares and 54,810,129 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended
	March 31,
	2006	2005
	(in millions, where applicable)
Revenues	$1,240.9	$1,144.8
Cost of sales	846.8	787.6
Selling and administrative expenses	237.5	227.5

Operating earnings	156.6	129.7
Interest expense, net	12.1	17.8

Income before income taxes	144.5	111.9
Income taxes	36.8	24.1

Net income	$107.7	$87.8

Income per common share:
Basic	$1.17	$.94

Diluted	$1.14	$.92

Cash dividends per common share	$.37	$.37

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(in millions)
ASSETS
Cash and cash equivalents	$343.6	$452.8
Receivables	930.6	842.4
Inventories	609.9	538.7
Deferred income taxes and other current assets	287.0	297.2

Total current assets	2,171.1	2,131.1

Property, plant and equipment, less accumulated depreciation	671.7	673.7
Goodwill	2,154.2	2,084.0
Deferred income taxes and other noncurrent assets	289.0	326.3

Total assets	$5,286.0	$5,215.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$6.1	$7.6
Accounts payable	478.0	427.8
Accrued liabilities	453.2	518.0
Current discontinued operations liability	198.0	196.3
Current maturities of long-term debt	11.4	11.4

Total current liabilities	1,146.7	1,161.1

Long-term debt	1,002.1	1,002.9
Postretirement benefits other than pensions	159.9	163.0
Long-term discontinued operations liability	330.0	330.0
Other long-term liabilities	356.4	352.9

Total liabilities	2,995.1	3,009.9

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	387.8	383.2
Retained earnings	2,070.5	1,997.4
Accumulated other nonowner changes in equity	(168.3)	(176.3)

Total shareholders’ equity	2,290.9	2,205.2

Total liabilities and shareholders’ equity	$5,286.0	$5,215.1

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Cash flows from operating activities:
Net income	$107.7	$87.8

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	27.0	29.3
Deferred income taxes	8.5	9.6
Restructuring charge payments	—	(0.2)
Excess tax benefits from stock options and awards	(13.9)	—
Changes in assets and liabilities: (1)
Receivables	(77.2)	(29.1)
Inventories	(58.2)	(55.9)
Accounts payable and accrued liabilities	(20.8)	(40.1)
Other assets and liabilities, net	52.5	18.8

Net cash provided by operating activities	25.6	20.2

Cash flows from investing activities:
Capital expenditures	(16.7)	(19.9)
Cash paid for acquired businesses	(83.2)	(2.4)
Proceeds from sales of property, plant and equipment and other	0.2	0.5

Net cash used in investing activities	(99.7)	(21.8)

Cash flows from financing activities:
Repayments of debt	(2.0)	(90.1)
Dividends	(34.6)	(34.6)
Subsidiary purchase of parent shares	(69.3)	(28.0)
Excess tax benefits from stock options and awards	13.9	—
Proceeds from stock option exercises	53.2	25.4

Net cash used in financing activities	(38.8)	(127.3)
Effect of exchange rate changes on cash and cash equivalents	3.7	0.9

Decrease in cash and cash equivalents	(109.2)	(128.0)
Cash and cash equivalents, beginning of period	452.8	652.8

Cash and cash equivalents, end of period	$343.6	$524.8

(1)	Net of the effects of acquisitions and translation.
The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Accounting Policies
     Basis of Presentation - The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2005 included in Part IV of Cooper’s 2005 Annual Report on Form 10-K.
Note 2. Stock-Based Compensation
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
     SFAS No. 123 provided an alternative fair value based method for recognizing stock-based compensation in which compensation expense was measured at the grant date based on the value of the award and recognized over the service period, which was usually the vesting period. The fair value of stock options was estimated on the grant date, using the Black-Scholes option-pricing model. The fair value of restricted stock and performance-based awards granted were measured at the market price on the grant date.
     The following table presents pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in 2005. In 2005, there were essentially two remaining differences between as reported and pro-forma net income and earnings per share. First, Cooper accounted for awards granted prior to January 1, 2003 using the intrinsic value method, whereas the pro-forma amounts reflect those award grants as calculated under SFAS No. 123. Secondly, the pro-forma amounts reflect recognition of the tax benefits of disqualifying dispositions of stock acquired pursuant to incentive stock options in accordance with SFAS No. 123.

Three Months Ended March 31
2005
(in millions)
Net income, as reported	$87.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.5)

Pro-forma net income	$89.3

Three Months Ended March 31
2005
Earnings per share:
Basic – as reported	$.94
Basic – pro forma	$.96

Diluted – as reported	$.92
Diluted – pro forma	$.94
     In December 2004, the Financial Accounting Standards Board issued FASB Statement 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Statement 123(R) also supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Effective January 1, 2006, Cooper adopted Statement 123(R) using the modified prospective method. Recognition of compensation cost is based on the requirements of Statement 123(R) for all share-based payments granted after January 1, 2006 and based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remained unvested on that date.
     Cooper adopted SFAS No. 123 using the prospective transition method, which applied only to awards granted, modified or settled after the adoption date. Accordingly, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 are recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above.
     Cooper uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, as well as the straight-line recognition method for awards subject to graded vesting. Cooper has recorded an estimate for forfeitures of 2006 awards of stock options, performance-based shares and restricted stock units. This estimate will be adjusted as actual forfeitures differ from the estimate. Prior to adoption of Statement 123(R), forfeitures were accounted for as recognized when they actually occurred. Upon adoption of Statement 123(R), the cumulative effect of this change in accounting principle, to reflect the compensation cost that would not have been recognized in periods prior to 2006, had forfeitures been estimated during these periods, was immaterial.
     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows in the three months ended March 31, 2006 by $13.9 million.
     On March 31, 2006, Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”), which was approved by Cooper’s shareholders in April 2004.

The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 17 million. As of March 31, 2006, 4,611,777 shares remain available for future grants under the Plan of which no more than 2,816,885 shares are available for grants of performance-based shares and restricted stock units. Activity for each of these stock-incentive awards is discussed in more detail below. Total compensation cost that has been charged against income for all share-based compensation arrangements under the Plan was $6.9 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $2.5 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively.
Stock Options
     Stock option awards are generally granted with an exercise price equal to the market price of Cooper’s stock at the date of grant. Stock option awards generally vest over a three-year period with one-third vesting in each successive year so that the option is fully exercisable after three years and generally have five-, seven- and ten-year contractual terms. Stock option awards provide that, upon a change in control in Cooper (as defined in the Plan), all options will be cancelled and Cooper will make a cash payment to the employee equal to the difference in the fair market value of Cooper Class A common shares (or the highest price actually paid for the stock in connection with the change in control, if higher) and the option price.
     The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model using the assumptions noted in the following table. Expected volatility in 2006 is based on implied volatilities from traded options on Cooper stock, historical volatility of Cooper stock, and other factors. Cooper believes that the resulting blended volatility represents a more accurate estimate of potential fluctuations in Cooper stock. Cooper uses historical data to estimate employee termination experience. The expected term of options granted is determined based on historical exercise behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Expected volatility	18.0%	27.7%
Expected dividends	1.8%	2.1%
Expected term (in years)	4.5	5.0
Risk-free rate	4.6%	3.7%
     A summary of option activity under the Plan as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in millions)
Outstanding at January 1, 2006	5,428,821	$48.81
Granted	749,300	$82.38
Exercised	(1,238,046)	$42.37
Forfeited or expired	(31,903)	$69.75

Outstanding at March 31, 2006	4,908,172	$55.43	4.86	$156.3

Vested or expected to vest at March 31, 2006	4,855,721	$55.13	4.86	$156.1

Exercisable at March 31, 2006	2,986,772	$44.75	4.13	$127.0

     The weighted-average grant date fair values of options granted during the three months ended March 31, 2006 and 2005 were $15.90 and $17.37, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $49.8 million and $19.6 million, respectively.
     As of March 31, 2006, total unrecognized compensation costs related to nonvested stock options was $24.1 million. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of stock options vested during the three months ended March 31, 2006 and 2005 was $11.8 million and $8.6 million, respectively.
Performance-Based Shares and Restricted Stock Units
     Under the Plan, Cooper grants certain executives and other key employees performance-based share awards with vesting contingent upon meeting Company-wide performance goals, typically tied to cumulative compound growth in earnings per share over a defined multi-year performance period. Awards under the performance-based component of the Plan are typically arranged in levels, with increasing numbers of shares earned as higher levels of growth are achieved. In order to earn the performance shares, participants are generally required to remain actively employed by Cooper for the performance period. Under the Plan, Cooper also awards grants of restricted stock units to certain executives and other key employees in order to provide financial incentive to remain in the employ of Cooper, thereby enhancing management continuity. Cooper may also utilize restricted stock units for new executives and other key employees to replace equity compensation forfeited upon resignation from their former employer. Restricted stock units vest pursuant to time-based service conditions.
     The fair value of each performance-based share and restricted stock unit was calculated at the average (simple two-point high and low) market price on the date of grant. Performance goals for the performance-based shares are assumed to be achieved at the maximum level. If goal-level assumptions are not met, compensation cost is adjusted and previously recognized compensation cost is reversed. Upon distribution of performance-based shares, Cooper also pays the recipient cash equal to the aggregate amount of cash dividends that the recipient would have received had they been the owner of record from the date of grant. Dividends on restricted stock units are payable on the dividend payment date or on the date when restrictions lapse, depending upon the specific award. For performance-based share and restricted stock unit awards, upon a change in control in Cooper (as defined in the Plan), all restrictions on those awards will lapse and shares shall be issued as otherwise provided in the Plan.
     A summary of the status of Cooper’s nonvested performance-based shares as of March 31, 2006 and changes during the three months then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Performance-Based Shares	Shares	Fair Value
Nonvested at January 1, 2006	962,138	$55.05
Granted	259,240	$82.38
Vested	(288,975)	$37.58
Forfeited	(31,730)	$62.99

Nonvested at March 31, 2006	900,673	$68.18

     The weighted-average grant-date fair value of performance-based shares granted during the three months ended March 31, 2006 and 2005 was $82.38 and $70.89, respectively. The total intrinsic value of performance-based shares awarded during the three months ended March 31, 2006 and 2005 was $22.6 million and $16.4 million, respectively.
     As of March 31, 2006, total unrecognized compensation expense related to nonvested performance-based shares was $37.1 million. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of performance-based shares vested during the three months ended March 31, 2006 was $10.9 million. No performance-based shares vested during the three months ended March 31, 2005.
     A summary of the status of Cooper’s nonvested restricted stock units as of March 31, 2006, and changes during the three months then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2006	309,400	$49.97
Granted	8,550	$82.38
Vested	(85,100)	$38.43
Forfeited	(7,500)	$43.93

Nonvested at March 31, 2006	225,350	$55.76

     The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2006 and 2005 was $82.38 and $70.89, respectively. The total intrinsic value of restricted stock units awarded during the three months ended March 31, 2006 and 2005 was $0.7 million and $4.1 million, respectively.
     As of March 31, 2006, total unrecognized compensation costs related to nonvested restricted stock unit compensation arrangements was $3.9 million. This cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of restricted stock units vested during the three months ended March 31, 2006 and 2005 was $3.3 million and $0.1 million, respectively.
     Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $53.2 million and $25.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $19.1 million and $6.1 million, respectively, for the three months ended March 31, 2006 and 2005. Cash used to settle equity instruments granted under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was immaterial in both periods.
     Cooper has a practice of repurchasing shares on the open market to satisfy shares issued for option exercises and share awards and expects to repurchase approximately 2.5 million shares during 2006, based on estimates of option exercises and share awards vesting for the year.
     The impact of adopting Statement 123(R) on January 1, 2006, on Cooper’s income before income taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006 was immaterial.
Note 3. Acquisitions
     In January 2006, Cooper acquired G&H Technology, Inc., a designer and manufacturer of advanced, high-reliability connectors and interconnect devices used in aerospace, subsea, military and industrial applications for total consideration of $41.8 million. G&H Technology, Inc. became part of the Cooper Crouse-Hinds Division.
     In February 2006, Cooper acquired Wheelock, Inc., a designer and manufacturer of fire safety and emergency incident communication systems and devices for total consideration of $44.2 million. Wheelock, Inc. became part of the Cooper Menvier Division.
     The results of operations of the acquisitions are included in the consolidated income statements since the respective acquisition dates. Pro-forma net income and earnings per share for 2006, assuming the acquisitions had been made at the beginning of the year, would not be materially different from reported net income and earnings per share.

Note 4. Inventories

	March 31,	December 31,
	2006	2005
	(in millions)
Raw materials	$220.5	$206.1
Work-in-process	158.7	137.9
Finished goods	347.2	303.7
Perishable tooling and supplies	14.2	14.4

	740.6	662.1
Allowance for excess and obsolete inventory	(64.9)	(58.7)
Excess of current standard costs over LIFO costs	(65.8)	(64.7)

Net inventories	$609.9	$538.7

Note 5. Shareholders’ Equity
     At March 31, 2006, 92,404,027 Class A common shares, $.01 par value were issued and outstanding (excluding the 10,695,101 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 91,556,569 Class A common shares, $.01 par value (excluding the 9,850,101 Class A common shares held by wholly-owned subsidiaries) at December 31, 2005. During the first quarter of 2006, Cooper issued 1,692,458 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first quarter of 2006, Cooper’s wholly-owned subsidiaries purchased 845,000 Class A common shares for $69.3 million under the Company’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share. During the first quarter of 2006, Cooper’s wholly-owned subsidiaries received the regular quarterly dividend of $.37 per share (or an aggregate of $24.1 million) on all Class A and Class B common shares held.
Note 6. Segment Information

	Revenues		Operating Earnings
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in millions)
Electrical Products	$1,060.6	$968.3	$160.1	$135.4
Tools	180.3	176.5	17.3	14.7

Total segments	$1,240.9	$1,144.8	177.4	150.1

General Corporate expense			20.8	20.4
Interest expense, net			12.1	17.8

Income before income taxes			$144.5	$111.9

Note 7. Pension and Other Postretirement Benefits

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in millions)
Components of net periodic benefit cost:
Service cost	$4.9	$4.5	$—	$—
Interest cost	10.3	10.4	1.4	1.8
Expected return on plan assets	(12.6)	(12.8)	—	—
Amortization of prior service cost	0.2	0.2	(0.5)	—
Recognized actuarial (gain) loss	3.8	2.3	(0.7)	(0.8)

Net periodic benefit cost	$6.6	$4.6	$0.2	$1.0

Note 8. Income Taxes
     The effective tax rate was 25.5% for the three months ended March 31, 2006 and 21.5% for the three months ended March 31, 2005. The increase is primarily related to increased taxable earnings in 2005 without a corresponding increase in projected tax benefits.
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
     In 2005, Cooper protested the Internal Revenue Service examination findings for the 2000-2001 tax years. The Internal Revenue Service has challenged Cooper’s treatment of gains and interest deductions claimed on its 2000 and 2001 federal income tax returns, relating to transactions involving government securities. If the proposed adjustments are upheld, it would require that Cooper pay approximately $26.5 million in taxes plus accrued interest for those years. There would be an additional payment related to those items for the 2002-2003 tax years of approximately $67.2 million in taxes plus accrued interest if the Internal Revenue Service prevails in its proposed treatment for the 2000-2001 tax years. Interest will continue to accrue until the matter is resolved. Cooper believes these transactions were properly reported on its federal income tax returns in accordance with applicable tax laws and regulations in effect during the period involved and is challenging these adjustments vigorously. While the outcome of proceedings of this type cannot be predicted with certainty, management believes that the ultimate outcome of this matter will not have a material impact on Cooper’s consolidated financial condition or results of operations.

Note 9. Net Income Per Common Share

	Basic		Diluted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in millions)
Net income applicable to common stock	$107.7	$87.8	$107.7	$87.8

Weighted average common shares outstanding	92.2	93.0	92.2	93.0

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards			2.2	2.6

Weighted average common shares and common share equivalents			94.4	95.6

Options and employee awards are not considered in the calculations if the effect would be antidilutive.
Note 10. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Net income	$107.7	$87.8
Foreign currency translation gains (losses)	4.6	(8.1)
Change in fair value of derivatives	3.4	(1.3)

Net income and other nonowner changes in equity	$115.7	$78.4

Note 11. Restructuring Charges
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action included plans for the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. In 2005, Cooper finalized activities related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. Substantially all of the severance payments were made as of March 31, 2006.
     A total of 114 salaried and 150 hourly personnel were eliminated as a result of these actions, and all personnel were terminated as of December 31, 2004. The majority of the severance obligation was paid in the first half of 2004. The multiple-employer pension obligation is expected to be paid over 20 years, beginning in 2006.

     See “Restructuring Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Note 12. Charge Related to Discontinued Operations
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2006, a total of 138,457 Abex Claims were filed, of which 100,026 claims have been resolved leaving 38,431 Abex Claims pending at March 31, 2006, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2006, 734 claims were filed and 738 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,061 before insurance. A total of $88 million was spent on defense costs for the period August 28, 1998 through March 31, 2006. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
     A critical term of the proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement will require renegotiation of certain terms. Cooper remains in active negotiations with the Representatives to resolve its liability exposure for Abex Claims within the Federal-Mogul proposed 524(g) trust. The final determination of whether Cooper will participate in the Federal-Mogul 524(g) trust is unknown. However, Cooper management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes was a revised settlement approximating the December 2005 proposed settlement. Accordingly, Cooper recorded a $227.2 million after-tax discontinued operations charge, net of a $127.8 million income tax benefit, in the fourth quarter of 2005.
     The fourth quarter 2005 charge to discontinued operations included payments to a 524(g) trust over 25 years that were undiscounted, and the insurance recoveries only included recoveries where insurance in place agreements, settlements or policy recoveries were probable. If the negotiations with the Representatives in early 2004 had resulted in an agreement, Cooper would have paid all the consideration when Federal-Mogul emerged from bankruptcy and the 524(g) trust was formed and would have relinquished all rights to insurance. The lack of discounting and the limited recognition of insurance recoveries in the fourth quarter 2005 charge to discontinued operations were a significant component of the increase in the accrual for discontinued operations. While it is not possible to quantify, the accrual for discontinued operations also includes a premium for resolving the inherent uncertainty associated with resolving Abex Claims though the tort system. If Cooper is unable to reach a settlement to participate in the

Federal-Mogul 524(g) trust, the accrual for discontinued operations potentially may have to be reduced to the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the liability in the tort system and Cooper has not completed the analysis and determined the liability that would be recorded under this scenario.
     Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $800 million. Cooper included insurance recoveries of approximately $215 million pre-tax in the fourth quarter 2005 charge to discontinued operations discussed above. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance in place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
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
     Cooper has continued discussions with the Representatives though the date of filing of its first quarter 2006 Form 10-Q and as of this date has not been able to reach an agreement with the Representatives. As the terms of a revised proposed settlement agreement and final determination of whether Cooper will participate in the Federal-Mogul 524(g) trust are unknown, the accrual for discontinued operations was not adjusted as of March 31, 2006. If a revised proposed settlement agreement had been reached on terms that were essentially the same as the December 2005 proposed settlement agreement, Cooper would have increased the accrual for discontinued operations by $20.0 million pre-tax and incurred a charge to discontinued operations of $12.8 million net of tax representing the increase in the market value of Cooper’s common stock included in the December 2005 proposed settlement proposal from December 31, 2005 through March 31, 2006.
     From a cash flow perspective, Cooper management continues to believe that a settlement on terms being discussed would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. There is significant uncertainty as to whether any settlement agreement will be finalized. In addition, any settlement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $528.0 million at March 31, 2006 and $526.3 million at December 31, 2005. Cooper has preserved its rights as a creditor for breach of Federal-Mogul’s indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.
Note 13. Consolidating Financial Information
     Cooper and certain of its principal operating subsidiaries (the “Guarantors”) fully and unconditionally guarantee, on a joint and several basis, the registered debt securities of Cooper Industries, LLC and Cooper US, Inc. The following condensed consolidating financial information is included so that separate financial statements of Cooper Industries, LLC, Cooper US, Inc. or the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class A and Class B common shares are accounted for using the cost method.

Consolidating Income Statements
Three Months Ended March 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$823.1	$478.4	$(60.6)	$1,240.9
Cost of sales	—	(0.2)	0.2	580.8	326.6	(60.6)	846.8
Selling and administrative expenses	2.3	2.2	16.1	130.1	86.8	—	237.5
Interest expense, net	(0.1)	10.9	2.6	—	(1.3)	—	12.1
Equity in earnings of subsidiaries, net of tax	137.1	9.3	80.5	21.6	80.1	(328.6)	—
Intercompany income (expense)	(3.2)	(3.3)	5.0	(94.4)	120.0	(24.1)	—

Income (loss) before income taxes	131.7	(6.9)	66.6	39.4	266.4	(352.7)	144.5
Income tax expense (benefit)	—	(6.1)	(13.5)	7.8	48.6	—	36.8

Net income (loss)	$131.7	$(0.8)	$80.1	$31.6	$217.8	$(352.7)	$107.7

Consolidating Income Statements
Three Months Ended March 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$751.6	$423.4	$(30.2)	$1,144.8
Cost of sales	0.2	—	0.4	536.0	281.2	(30.2)	787.6
Selling and administrative expenses	2.2	1.8	15.3	123.2	85.0	—	227.5
Interest expense, net	(0.5)	13.5	(1.0)	—	5.8	—	17.8
Equity in earnings of subsidiaries, net of tax	113.7	6.9	78.6	36.3	60.4	(295.9)	—
Intercompany income (expense)	(0.8)	—	(26.9)	(83.9)	134.7	(23.1)	—

Income (loss) before income taxes	111.0	(8.4)	37.0	44.8	246.5	(319.0)	111.9
Income tax expense (benefit)	—	(5.6)	(23.3)	4.1	48.9	—	24.1

Net income (loss)	$111.0	$(2.8)	$60.3	$40.7	$197.6	$(319.0)	$87.8

Consolidating Balance Sheets
March 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$77.5	$—	$84.6	$(2.7)	$184.2	$—	$343.6
Receivables	—	—	9.2	528.6	392.8	—	930.6
Inventories	—	—	—	360.3	249.6	—	609.9
Deferred income taxes and other current assets	0.7	133.1	94.6	42.4	16.2	—	287.0

Total current assets	78.2	133.1	188.4	928.6	842.8	—	2,171.1

Property, plant and equipment, less accumulated depreciation	—	—	41.4	332.0	298.3	—	671.7
Goodwill	—	—	—	1,018.6	1,135.6	—	2,154.2
Investment in subsidiaries	3,051.1	696.1	3,812.0	938.2	968.1	(9,465.5)	—
Investment in parent	—	—	2,616.4	—	312.7	(2,929.1)	—
Intercompany accounts receivables	642.8	638.8	—	1,242.8	635.2	(3,159.6)	—
Intercompany notes receivable	28.1	23.5	680.2	1.6	3,827.3	(4,560.7)	—
Deferred income taxes and other noncurrent assets	—	206.8	25.9	(46.7)	103.0	—	289.0

Total assets	$3,800.2	$1,698.3	$7,364.3	$4,415.1	$8,123.0	$(20,114.9)	$5,286.0

Short-term debt	$—	$—	$—	$—	$6.1	$—	$6.1
Accounts payable	34.4	11.9	7.5	243.8	180.4	—	478.0
Accrued liabilities	4.2	27.6	84.8	195.7	140.9	—	453.2
Current discontinued operations liability	—	198.0	—	—	—	—	198.0
Current maturities of long-term debt	—	11.0	—	—	0.4	—	11.4

Total current liabilities	38.6	248.5	92.3	439.5	327.8	—	1,146.7

Long-term debt	—	669.4	323.8	8.0	0.9	—	1,002.1
Intercompany accounts payables	—	—	3,159.6	—	—	(3,159.6)	—
Intercompany notes payable	385.2	278.4	1,762.2	1,705.7	429.2	(4,560.7)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	131.0	190.0	76.3	119.0	—	516.3

Total liabilities	423.8	1,657.3	5,527.9	2,229.5	876.9	(7,720.3)	2,995.1

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	308.6	(308.6)	—
Capital in excess of par value	3,306.5	—	43.3	1,388.6	5,153.6	(9,504.2)	387.8
Retained earnings	104.5	153.1	1,971.5	801.0	1,951.0	(2,910.6)	2,070.5
Accumulated other non- owner changes in equity	(36.1)	(112.1)	(178.4)	(4.0)	(167.1)	329.4	(168.3)

Total shareholders’ equity	3,376.4	41.0	1,836.4	2,185.6	7,246.1	(12,394.6)	2,290.9

Total liabilities and shareholders’ equity	$3,800.2	$1,698.3	$7,364.3	$4,415.1	$8,123.0	$(20,114.9)	$5,286.0

Consolidating Balance Sheets
December 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$64.1	$—	$144.4	$(3.5)	$247.8	$—	$452.8
Receivables	0.1	—	8.6	469.7	364.0	—	842.4
Inventories	—	—	—	327.1	211.6	—	538.7
Deferred income taxes and other current assets	1.2	130.7	94.0	48.8	22.5	—	297.2

Total current assets	65.4	130.7	247.0	842.1	845.9	—	2,131.1

Property, plant and equipment, less accumulated depreciation	—	—	41.0	339.5	293.2	—	673.7
Goodwill	—	—	—	1,018.3	1,065.7	—	2,084.0
Investment in subsidiaries	2,887.9	759.5	3,579.4	917.6	899.1	(9,043.5)	—
Investment in parent	—	—	2,547.1	—	312.7	(2,859.8)	—
Intercompany accounts receivables	588.4	550.5	—	1,367.3	589.9	(3,096.1)	—
Intercompany notes receivable	43.9	23.5	651.1	0.8	3,683.4	(4,402.7)	—
Deferred income taxes and other noncurrent assets	—	223.5	48.7	(43.2)	97.3	—	326.3

Total assets	$3,585.6	$1,687.7	$7,114.3	$4,442.4	$7,787.2	$(19,402.1)	$5,215.1

Short-term debt	$—	$—	$—	$—	$7.6	$—	$7.6
Accounts payable	34.1	14.0	8.0	214.7	157.0	—	427.8
Accrued liabilities	3.9	28.9	107.5	238.8	138.9	—	518.0
Current discontinued operations liability	—	196.3	—	—	—	—	196.3
Current maturities of long-term debt	—	11.0	—	—	0.4	—	11.4

Total current liabilities	38.0	250.2	115.5	453.5	303.9	—	1,161.1

Long-term debt	—	670.0	323.7	8.0	1.2	—	1,002.9
Intercompany accounts payables	—	—	3,096.1	—	—	(3,096.1)	—
Intercompany notes payable	326.0	258.7	1,652.8	1,708.0	457.2	(4,402.7)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	131.4	191.2	77.0	116.3	—	515.9

Total liabilities	364.0	1,640.3	5,379.3	2,246.5	878.6	(7,498.8)	3,009.9

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	272.9	(272.9)	—
Capital in excess of par value	3,232.7	—	29.4	1,388.6	5,082.3	(9,349.8)	383.2
Retained earnings	31.5	162.4	1,892.3	832.5	1,733.2	(2,654.5)	1,997.4
Accumulated other non- owner changes in equity	(44.1)	(115.0)	(186.7)	(25.2)	(179.8)	374.5	(176.3)

Total shareholders’ equity	3,221.6	47.4	1,735.0	2,195.9	6,908.6	(11,903.3)	2,205.2

Total liabilities and shareholders’ equity	$3,585.6	$1,687.7	$7,114.3	$4,442.4	$7,787.2	$(19,402.1)	$5,215.1

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(4.5)	$1.3	$(17.1)	$(71.4)	$117.3	$—	$25.6

Cash flows from investing activities:
Capital expenditures	—	—	(2.3)	(7.0)	(7.4)	—	(16.7)
Cash paid for acquired businesses	—	—	(42.4)	(40.8)	—	—	(83.2)
Investment in affiliates	(4.2)	—	(35.9)	—	—	40.1	—
Loans to affiliates	(22.1)	—	(12.3)	—	(145.5)	179.9	—
Repayments of loans from affiliates	37.9	—	—	—	2.4	(40.3)	—
Dividends from affiliates	—	—	22.1	—	2.0	(24.1)	—
Other	—	—	—	0.2	—	—	0.2

Net cash provided by (used in) investing activities	11.6	—	(70.8)	(47.6)	(148.5)	155.6	(99.7)

Cash flows from financing activities:
Repayments of debt	—	—	—	—	(2.0)	—	(2.0)
Borrowings from affiliates	59.1	12.2	108.5	—	0.1	(179.9)	—
Repayments of loans to affiliates	—	—	—	(2.4)	(37.9)	40.3	—
Other intercompany financing activities	0.6	(13.5)	(72.9)	122.2	(36.4)	—	—
Dividends	(34.6)	—	—	—	—	—	(34.6)
Dividends paid to affiliates	(24.1)	—	—	—	—	24.1	—
Subsidiary purchase of parent shares	5.3	—	(74.6)	—	—	—	(69.3)
Issuance of stock	—	—	—	—	40.1	(40.1)	—
Excess tax benefits from stock options and awards	—	—	13.9	—	—	—	13.9
Proceeds from stock option exercises	—	—	53.2	—	—	—	53.2

Net cash provided by (used in) financing activities	6.3	(1.3)	28.1	119.8	(36.1)	(155.6)	(38.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	3.7	—	3.7

Increase (decrease) in cash and cash equivalents	13.4	—	(59.8)	0.8	(63.6)	—	(109.2)
Cash and cash equivalents, beginning of period	64.1	—	144.4	(3.5)	247.8	—	452.8

Cash and cash equivalents, end of period	$77.5	$—	$84.6	$(2.7)	$184.2	$—	$343.6

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$0.4	$(23.0)	$30.5	$(91.4)	$126.8	$(23.1)	$20.2

Cash flows from investing activities:
Capital expenditures	—	—	(2.0)	(9.3)	(8.6)	—	(19.9)
Cash paid for acquired businesses	—	—	—	—	(2.4)	—	(2.4)
Investment in affiliates	(2.8)	—	(30.0)	(3.3)	—	36.1	—
Loans to affiliates	—	—	(63.2)	—	—	63.2	—
Repayments of loans from affiliates	21.1	—	—	—	—	(21.1)	—
Dividends from affiliates	—	—	—	8.4	—	(8.4)	—
Other	—	—	—	0.2	0.3	—	0.5

Net cash provided by (used in) investing activities	18.3	—	(95.2)	(4.0)	(10.7)	69.8	(21.8)

Cash flows from financing activities:
Repayments of debt	—	—	—	—	(90.1)	—	(90.1)
Borrowings from affiliates	—	—	—	2.5	60.7	(63.2)	—
Repayments of loans to affiliates	—	—	—	—	(21.1)	21.1	—
Other intercompany financing activities	4.1	23.0	(26.0)	78.0	(79.1)	—	—
Dividends	(34.6)	—	—	—	—	—	(34.6)
Dividends paid to affiliates	(23.1)	—	—	—	(8.4)	31.5	—
Subsidiary purchase of parent shares	5.4	—	(5.4)	—	(28.0)	—	(28.0)
Issuance of stock	—	—	—	—	36.1	(36.1)	—
Proceeds from stock option exercises	—	—	25.4	—	—	—	25.4

Net cash provided by (used in) financing activities	(48.2)	23.0	(6.0)	80.5	(129.9)	(46.7)	(127.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	0.9	—	0.9

Decrease in cash and cash equivalents	(29.5)	—	(70.7)	(14.9)	(12.9)	—	(128.0)
Cash and cash equivalents, beginning of period	111.5	—	246.1	1.2	294.0	—	652.8

Cash and cash equivalents, end of period	$82.0	$—	$175.4	$(13.7)	$281.1	$—	$524.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005
     Net income for the first quarter of 2006 was $107.7 million on revenues of $1,240.9 million compared with 2005 first quarter net income of $87.8 million on revenues of $1,144.8 million. First quarter diluted earnings per share increased 24% to $1.14 from $.92 in 2005.
Revenues:
     Revenues for the first quarter of 2006 increased 8% compared to the first quarter of 2005. The impact of foreign currency translation decreased reported revenues by approximately 1% for the quarter and the impact of acquisitions increased reported revenues by approximately 1% for the quarter.
     Electrical Products segment revenues increased 10% compared to the first quarter of 2005. The impact of unfavorable currency translation was less than 1% in the quarter. Increased revenues were driven by strong organic growth across all market channels. Strong demand continued within core industrial and utility markets. Retail channel sales recovered from fourth quarter inventory corrections made by the major retailers resulting in strong growth. Construction market demand remained stable. Successful market penetration initiatives contributed to the overall segment results, as new product sales and global growth strategies gained traction.
     Tools segment revenues for the first quarter of 2006 increased 2% from the first quarter of 2005. Excluding the impact of unfavorable currency translation, revenues increased 3% over the first quarter of 2005. Demand for hand tools improved primarily from successful new product introductions and continued strength in industrial markets. Modest improvement in aerospace and industry sales for industrial power tools was offset by lower shipments of large assembly systems.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 68.2% for the first quarter of 2006 compared to 68.8% for the comparable 2005 quarter. The decline in cost of sales percentage resulted from a slightly improved sales mix, benefits realized from prior restructuring actions and ongoing cost reductions made through productivity and sourcing initiatives, which offset inflation in key commodity and transportation costs.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.9% for the first quarter of 2006 compared to 68.4% for the first quarter 2005. The reduction in cost of sales percentage resulted from a slight improvement in sales mix, while productivity improvements in factory operations and materials sourcing efforts offset inflation in key commodity and transportation costs. Tools segment cost of sales, as a percentage of revenues, was 70.3% for the first quarter of 2006 compared to 70.8% for the first quarter of 2005. The decrease in cost of sales percentage was driven by modestly favorable price realization, benefits from prior restructuring actions and productivity improvements.
     Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2006 were 19.1% compared to 19.9% for the first quarter of 2005. The decline was due to improved leverage of fixed costs against higher sales levels, cost reductions achieved through prior restructuring actions and benefits realized from productivity improvement actions, partially offset by higher pension and incentive and stock-based compensation expenses.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first quarter of 2006 were 17.0% compared to 17.7% for the first quarter of 2005. The decline in selling and administrative expenses percentage resulted from leverage of fixed costs against increased sales volumes and cost reduction actions targeted at key variable cost components, which more than offset continuing investment in growth initiatives.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the first quarter, of 2006 were 20.1% compared to 20.9% for the first quarter of 2005. The decline in selling and administrative expenses percentage was driven by increased sales volumes providing leverage against fixed costs and benefits realized from cost improvement initiatives.
     Interest expense, net for the first quarter of 2006 decreased $5.7 million from the 2005 first quarter, primarily as a result of both lower average debt balances and average interest rates on borrowings. Average debt balances were $1.03 billion and $1.41 billion and average interest rates were 5.6% and 5.9% for the first quarter of 2006 and 2005, respectively. The decline in the average interest rates was primarily driven by the conversion of debt balances to lower interest-rate debt. The debt balance during the first three months of 2005 included 6.25%, 300 million Euro bonds that matured in October 2005. Cooper partially funded repayment of this Euro bond debt with $325 million, 5.25% senior unsecured notes maturing in 2012. Proceeds from the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55%.
Operating Earnings:
     Electrical Products segment first quarter 2006 operating earnings increased 18% to $160.1 million from $135.4 million for the same quarter of last year, with leverage from revenue increases, a slightly favorable sales mix and benefits of cost reduction efforts more than offsetting increased commodity and transportation costs.
     Tools segment first quarter 2006 operating earnings increased 18% to $17.3 million compared to $14.7 million in the first quarter of 2005. The increase resulted from improved sales mix, cost reductions achieved through productivity improvement initiatives and benefits realized from prior restructuring actions.
Income Taxes:
     The effective tax rate was 25.5% for the three months ended March 31, 2006 and 21.5% for the three months ended March 31, 2005. The increase is primarily related to increased taxable earnings in 2006 without a corresponding increase in tax benefits.
Restructuring Charges:
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action included plans for the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. In 2005, Cooper finalized activities related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The remaining $5.9 million charge primarily represents severance for announced employment reductions at several locations. Substantially all of the severance payments were made as of March 31, 2006.
     A total of 114 salaried and 150 hourly personnel were eliminated as a result of these actions. The multiple-employer pension obligation is expected to be paid over 20 years beginning in 2006. Cooper estimates the annual savings from the personnel reductions was approximately $6 million, (net of additional employees added in lower-cost regions) with most of the savings beginning in the first quarter of 2004. The majority of the eliminated costs previously were reflected as cost of sales.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $109.2 million during the first quarter of 2006. An $88.2 million increase in receivables and a $71.2 million increase in inventories, partially offset by a $50.2 increase in accounts payable, were driven by increased sales volumes. In addition, the investment in inventories was increased during the quarter to improve customer service metrics as well as position inventory levels for the construction season. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the 2006 first quarter of 4.9 turns increased from 4.5 turns in the same period of 2005 and primarily resulted from revenues growing at a higher rate than the increase in operating working capital. Cooper continues to execute productivity initiatives focused on improving its working capital position.
     Cash provided by operating activities was $25.6 million during the 2006 first quarter. This cash, plus an additional $109.2 million of cash and cash equivalents and $53.2 million of cash received from stock option exercises were primarily used to fund capital expenditures of $16.7 million, acquisitions of $83.2 million, dividends of $34.6 million and share purchases of $69.3 million.
     Cash provided by operating activities was $20.2 million during the 2005 first quarter. This cash, plus an additional $128.0 million of cash and cash equivalents and $25.4 million of cash received from stock option exercises were primarily used to fund capital expenditures of $19.9 million, dividends of $34.6 million, share purchases of $28.0 million and debt reduction of $90.1 million.
     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $6.2 million and $0.5 million during the three months ended March 31, 2006 and 2005, respectively.
     Cooper currently anticipates a continuation of its long-term ability to annually generate in excess of $200 million in cash flow available for acquisitions, debt repayments and common stock repurchases.
     As discussed in Note 12 of Notes to the Consolidated Financial Statements, Cooper is continuing discussions with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants regarding settlement of Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul. Cooper anticipates that if settlement under the terms discussed in Note 12 are in fact consummated, that all cash components of the final settlement would be funded from operating cash flows.
Capital Resources:
     Cooper targets a 35% to 45% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 30.8% at March 31, 2006, 31.7% at December 31, 2005 and 36.4% at March 31, 2005.
     At March 31, 2006 and December 31, 2005, Cooper had cash and cash equivalents of $343.6 million and $452.8 million, respectively. At March 31, 2006 and December 31, 2005, Cooper had short-term debt of $6.1 million and $7.6 million, respectively and had no commercial paper outstanding.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash and committed credit facilities. At March 31, 2006, Cooper had a $500 million committed credit facility, which matures in November 2009. Short-term debt to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
     The credit facility agreement is not subject to termination based on a decrease in Cooper’s debt ratings or a material adverse change clause. The principal financial covenants in the agreement limits Cooper’s debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreement.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of March 31, 2006, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2005.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	March 31,
	2006	2005
	(in millions)
Electrical Products	$505.4	$405.4
Tools & Hardware	70.0	70.0

	$575.4	$475.4

Private Securities Litigation Reform Act Safe Harbor Statement
     This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper’s expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, any statements regarding future revenues, cost and expenses, earnings, earnings per share, margins, cash flows and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul’s bankruptcy proceedings, political developments, market and economic conditions, changes in raw material, transportation, and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost-control and productivity improvement programs, the magnitude of any disruptions from manufacturing rationalizations and the implementation of the Enterprise Business System, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases, changes in financial markets including currency rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Item 3. Quantitive and Qualitative Disclosures about Market Risk
     The information called for by this item is provided under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2006, a total of 138,457 Abex Claims were filed, of which 100,026 claims have been resolved leaving 38,431 Abex Claims pending at March 31, 2006, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2006, 734 claims were filed and 738 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,061 before insurance. A total of $88 million was spent on defense costs for the period August 28, 1998 through March 31, 2006. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.

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
     A critical term of the proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement will require renegotiation of certain terms. Cooper remains in active negotiations with the Representatives to resolve its liability exposure for Abex Claims within the Federal-Mogul proposed 524(g) trust. The final determination of whether Cooper will participate in the Federal-Mogul 524(g) trust is unknown. However, Cooper management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes was a revised settlement approximating the December 2005 proposed settlement. Accordingly, Cooper recorded a $227.2 million after-tax discontinued operations charge, net of a $127.8 million income tax benefit, in the fourth quarter of 2005.
     The fourth quarter 2005 charge to discontinued operations included payments to a 524(g) trust over 25 years that were undiscounted, and the insurance recoveries only included recoveries where insurance in place agreements, settlements or policy recoveries were probable. If the negotiations with the Representatives in early 2004 had resulted in an agreement, Cooper would have paid all the consideration when Federal-Mogul emerged from bankruptcy and the 524(g) trust was formed and would have relinquished all rights to insurance. The lack of discounting and the limited recognition of insurance recoveries in the fourth quarter 2005 charge to discontinued operations were a significant component of the increase in the accrual for discontinued operations. While it is not possible to quantify, the accrual for discontinued operations also includes a premium for resolving the inherent uncertainty associated with resolving Abex Claims though the tort system. If Cooper is unable to reach a settlement to participate in the Federal-Mogul 524(g) trust, the accrual for discontinued operations potentially may have to be reduced to the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the liability in the tort system and Cooper has not completed the analysis and determined the liability that would be recorded under this scenario.
     Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $800 million. Cooper included insurance recoveries of approximately $215 million pre-tax in the fourth quarter 2005 charge to discontinued operations discussed above. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance in place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
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
     Cooper has continued discussions with the Representatives though the date of filing of its first quarter 2006 Form 10-Q and as of this date has not been able to reach an agreement with the Representatives. As the terms of a revised proposed settlement agreement and final determination of whether Cooper will participate in the Federal-Mogul 524(g) trust are unknown, the accrual for discontinued operations was not adjusted as of March 31, 2006. If a revised proposed settlement agreement has been reached on terms that were essentially the same as the December 2005 proposed settlement agreement, Cooper would have increased the accrual for discontinued operations by $20.0 million pre-tax and incurred a charge to discontinued operations of $12.8 million net of tax representing the increase in the market value of Cooper’s common stock included in the December 2005 proposed settlement proposal from December 31, 2005 through March 31, 2006.
     From a cash flow perspective, Cooper management continues to believe that a settlement on terms being discussed would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. There is significant uncertainty as to whether any settlement agreement will be finalized. In addition, any settlement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $528.0 million at March 31, 2006 and $526.3 million at December 31, 2005. Cooper has preserved its rights as a creditor for breach of Federal-Mogul’s indemnification to Cooper and its rights against all Federal-Mogul subsidiaries. Cooper intends to take all actions to seek a resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended March 31, 2006:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs (1)	Plans or Programs (1)
As of 12/31/05				4,021,650
1/01/06 – 1/31/06	200,000	$77.08	200,000	6,321,650
2/01/06 – 2/28/06	190,000	$82.04	190,000	6,131,650
3/01/06 – 3/31/06	455,000	$84.20	455,000	5,676,650

Total	845,000	$82.01	845,000

(1)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to five million shares of the Cooper’s Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2006, Cooper’s current estimate is that 2.5 million shares will be issued under equity compensation plans, which is reflected in the above table.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable

Item 6. Exhibits
10.1	Form of Executive Stock Incentive Agreement for the Performance Period 2006-2008.

10.2	Cooper Industries Amended and Restated Management Annual Incentive Plan (Amended and Restated February 13, 2006) (incorporated by reference to Appendix C to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

10.3	Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (Amended and Restated February 14, 2006) (incorporated by reference to Appendix D to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 2005 and the Three Months Ended March 31, 2006 and 2005.

23.	Consent of Bates White, LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.
(Registrant)

Date: May 2, 2006	/s/ Terry A. Klebe
Terry A. Klebe
Senior Vice President and Chief Financial Officer

Date: May 2, 2006	/s/ Jeffrey B. Levos
Jeffrey B. Levos
Vice President, Finance and Chief Accounting Officer

Exhibit Index
Exhibit No.
10.1	Form of Executive Stock Incentive Agreement for the Performance Period 2006-2008.

10.2	Cooper Industries Amended and Restated Management Annual Incentive Plan (Amended and Restated February 13, 2006) (incorporated by reference to Appendix C to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

10.3	Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (Amended and Restated February 14, 2006) (incorporated by reference to Appendix D to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 2005 and the three months ended March 31, 2006 and 2005.

23.	Consent of Bates White, LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.