Form 10-Q
period 2006-06-30
COOPER INDUSTRIES LTD
filed 2006-08-03
CIK 1141982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐       No ☑
Number of registrant’s common stock outstanding as of June 30, 2006 was 91,537,155 Class A common shares that are held by the public and 12,017,301 Class A common shares and 54,810,129 Class B common shares that are held by the issuer’s wholly owned subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in millions, where applicable)
Revenues	$1,287.8	$1,189.2	$2,528.7	$2,334.0
Cost of sales	870.3	814.7	1,717.1	1,602.3
Selling and administrative expenses	244.3	232.9	481.8	460.4

Operating earnings	173.2	141.6	329.8	271.3
Interest expense, net	12.4	17.7	24.5	35.5

Income from continuing operations before income taxes	160.8	123.9	305.3	235.8
Income taxes	41.0	26.6	77.8	50.7

Income from continuing operations	119.8	97.3	227.5	185.1
Charge related to discontinued operations, net of income taxes	20.3	—	20.3	—

Net income	$99.5	$97.3	$207.2	$185.1

Income per common share:
Basic:
Income from continuing operations	$1.30	$1.05	$2.47	$1.99
Charge from discontinued operations	.22	—	.22	—

Net income	$1.08	$1.05	$2.25	$1.99

Diluted:
Income from continuing operations	$1.27	$1.02	$2.41	$1.94
Charge from discontinued operations	.21	—	.21	—

Net income	$1.06	$1.02	$2.20	$1.94

Cash dividends per common share	$.37	$.37	$.74	$.74

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(in millions)
ASSETS
Cash and cash equivalents	$350.2	$452.8
Receivables	961.6	842.4
Inventories	631.1	538.7
Deferred income taxes and other current assets	273.4	297.2

Total current assets	2,216.3	2,131.1

Property, plant and equipment, less accumulated depreciation	664.8	673.7
Goodwill	2,181.2	2,084.0
Deferred income taxes and other noncurrent assets	284.4	326.3

Total assets	$5,346.7	$5,215.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$6.4	$7.6
Accounts payable	469.6	427.8
Accrued liabilities	479.9	518.0
Current discontinued operations liability	218.7	196.3
Current maturities of long-term debt	11.6	11.4

Total current liabilities	1,186.2	1,161.1

Long-term debt	1,000.8	1,002.9
Postretirement benefits other than pensions	154.8	163.0
Long-term discontinued operations liability	330.0	330.0
Other long-term liabilities	389.6	352.9

Total liabilities	3,061.4	3,009.9

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	306.8	383.2
Retained earnings	2,135.7	1,997.4
Accumulated other nonowner changes in equity	(158.1)	(176.3)

Total shareholders’ equity	2,285.3	2,205.2

Total liabilities and shareholders’ equity	$5,346.7	$5,215.1

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(in millions)
Cash flows from operating activities:
Net income	$207.2	$185.1
Plus: charge related to discontinued operations	20.3	—

Income from continuing operations	227.5	185.1

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	54.6	57.5
Deferred income taxes	10.8	5.3
Excess tax benefits from stock options and awards	(19.8)	—
Restructuring charge payments	—	(0.4)
Changes in assets and liabilities: (1)
Receivables	(100.2)	(74.9)
Inventories	(76.3)	(69.4)
Accounts payable and accrued liabilities	(18.0)	14.0
Other assets and liabilities, net	97.4	64.2

Net cash provided by operating activities	176.0	181.4

Cash flows from investing activities:
Capital expenditures	(40.2)	(47.9)
Cash paid for acquired businesses	(84.2)	(2.4)
Proceeds from sales of property, plant and equipment and other	4.8	4.3

Net cash used in investing activities	(119.6)	(46.0)

Cash flows from financing activities:
Repayments of debt	(2.1)	(117.9)
Dividends	(68.9)	(69.4)
Subsidiary purchase of parent shares	(185.4)	(77.2)
Excess tax benefits from stock options and awards	19.8	—
Activity under employee stock plans and other	69.9	41.2

Net cash used in financing activities	(166.7)	(223.3)
Effect of exchange rate changes on cash and cash equivalents	7.7	(27.9)

Decrease in cash and cash equivalents	(102.6)	(115.8)
Cash and cash equivalents, beginning of period	452.8	652.8

Cash and cash equivalents, end of period	$350.2	$537.0

(1)	Net of the effects of acquisitions and translation.
The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Accounting Policies
     Basis of Presentation — The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.
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
     Impact of New Accounting Standards — In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 ¸ Accounting for Uncertainty in Income Taxes (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. Cooper is currently evaluating the impact of the Interpretation on its consolidated financial statements.
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
     SFAS No. 123 provided an alternative fair value based method for recognizing stock-based compensation in which compensation expense was measured at the grant date based on the value of the award and recognized over the service period, which was usually the vesting period. The fair value of stock options was estimated on the grant date, using the Black-Scholes-Merton option-pricing model. The fair value of restricted stock and performance-based awards granted were measured at the market price on the grant date.
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

Secondly, the pro-forma amounts reflect recognition of the tax benefits of disqualifying dispositions of incentive stock options in accordance with SFAS No. 123.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
(in millions, except per share amounts)
Net income, as reported	$ 97.3	$ 185.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6.2	10.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5.6)	(8.1)

Pro-forma net income	$ 97.9	$ 187.2

Earnings per share:
Basic — as reported	$ 1.05	$ 1.99
Basic — pro-forma	$ 1.05	$ 2.01

Diluted — as reported	$ 1.02	$ 1.94
Diluted — pro-forma	$ 1.03	$ 1.96
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
     Cooper adopted SFAS No. 123 using the prospective transition method, which applied only to awards granted, modified or settled after the adoption date. Accordingly, compensation expense for some previously granted awards that were not recognized under SFAS No. 123 is recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above.
     Cooper uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, as well as the straight-line recognition method for awards subject to graded vesting. Cooper has recorded an estimate for forfeitures of 2006 awards of stock options, performance-based shares and restricted stock units. This estimate will be adjusted as actual forfeitures differ from the estimate. Prior to adoption of Statement 123(R), forfeitures were accounted for as recognized when they actually occurred. Upon adoption of Statement 123(R), the cumulative effect of this change in accounting principle to reflect compensation expense that would not have been recognized in periods prior to 2006, had forfeitures been estimated during these periods, was immaterial.
     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows during the six months ended June 30, 2006 by $19.8 million.
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 17 million. As of June 30, 2006, 4,628,103 shares remain available for future grants under the Plan of which no more than 2,848,239 shares are available for grants of performance-based shares and restricted stock units. Activity for each of these stock-incentive awards is discussed in more detail below. Total compensation expense for all share-based compensation arrangements under the Plan was $14.0 million and $16.6 million during the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $5.0 million and $6.4 million during the six months ended June 30, 2006 and 2005, respectively.
Stock Options
     Stock option awards are granted with an exercise price no less than the market price of Cooper’s stock at the date of grant. Stock option awards generally vest over a three-year period with one-third vesting in each successive year so that the option is fully exercisable after three years and generally have five-, seven- and ten-year contractual terms. Stock option awards provide that, upon a change in control in Cooper (as defined in the Plan), all options will be cancelled and Cooper will make a cash payment to the employee equal to the difference in the fair market value of Cooper Class A common shares (or the highest price actually paid for the stock in connection with the change in control, if higher) and the option price.
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

	2006	2005
Expected volatility	18.0%	27.7%
Expected dividends	1.8%	2.1%
Expected term (in years)	4.5	5.0
Risk-free rate	4.6%	3.7%
     A summary of option activity under the Plan as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in millions)
Outstanding at January 1, 2006	5,428,821	$48.81
Granted	765,800	$82.62
Exercised	(1,665,524)	$43.40
Forfeited or expired	(64,729)	$66.06

Outstanding at June 30, 2006	4,464,368	$56.38	4.7	$161.8

Vested or expected to vest at June 30, 2006	4,410,937	$56.06	4.6	$159.9

Exercisable at June 30, 2006	2,651,673	$45.23	4.0	$125.7

     The weighted-average grant date fair values of options granted during the six months ended June 30, 2006 and 2005 were $15.91 and $17.37, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $69.0 million and $29.5 million, respectively.

     As of June 30, 2006, total unrecognized compensation expense related to nonvested stock options was $20.8 million. This expense is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of stock options vested during the six months ended June 30, 2006 and 2005 was $12.6 million and $8.6 million, respectively.
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
     The fair value of each performance-based share and restricted stock unit was calculated at the average (simple two-point high and low) market price on the date of grant. Performance goals for the performance-based shares are currently assumed to be achieved at the maximum level. If goal-level assumptions are not met, compensation expense is adjusted and previously recognized compensation expense is reversed. Upon distribution of performance-based shares, Cooper also pays the recipient cash equal to the aggregate amount of cash dividends that the recipient would have received had they been the owner of record from the date of grant. Dividends on restricted stock units are payable on the dividend payment date or on the date when restrictions lapse, depending upon the specific award. For performance-based share and restricted stock unit awards, upon a change in control in Cooper (as defined in the Plan), all restrictions on those awards will lapse and shares shall be issued as otherwise provided in the Plan.
     A summary of the status of Cooper’s nonvested performance-based shares as of June 30, 2006 and changes during the six months then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Performance-Based Shares	Shares	Fair Value
Nonvested at January 1, 2006	962,138	$55.05
Granted	268,580	$82.60
Vested	(288,975)	$37.58
Forfeited	(73,324)	$64.63

Nonvested at June 30, 2006	868,419	$68.60

     The weighted-average grant-date fair value of performance-based shares granted during the six months ended June 30, 2006 and 2005 was $82.60 and $69.36, respectively. The total intrinsic value of performance-based shares awarded during the six months ended June 30, 2006 and 2005 was $24.9 million and $21.7 million, respectively.
     As of June 30, 2006, total unrecognized compensation expense related to nonvested performance-based shares was $32.2 million. This expense is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of performance-based shares vested during the six months ended June 30, 2006 was $10.9 million. No performance-based shares vested during the six months ended June 30, 2005.

     A summary of the status of Cooper’s nonvested restricted stock units as of June 30, 2006, and changes during the six months then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2006	309,400	$49.97
Granted	23,000	$87.20
Vested	(100,100)	$41.04
Forfeited	(23,000)	$48.78

Nonvested at June 30, 2006	209,300	$58.46

     The weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2006 and 2005 was $87.20 and $69.15, respectively. The total intrinsic value of restricted stock units awarded during the six months ended June 30, 2006 and 2005 was $2.0 million and $7.7 million, respectively.
     As of June 30, 2006, total unrecognized compensation expense related to nonvested restricted stock unit compensation arrangements was $7.0 million. This expense is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of restricted stock units vested during the six months ended June 30, 2006 and 2005 was $4.1 million and $0.1 million, respectively.
     Cash received from stock option exercises during the six months ended June 30, 2006 and 2005 was $69.9 million and $41.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $25.2 million and $9.4 million, respectively, during the six months ended June 30, 2006 and 2005. Cash used to settle equity instruments granted under all share-based payment arrangements during the six months ended June 30, 2006 and 2005 was immaterial in both periods.
     Cooper has a practice of repurchasing shares on the open market to satisfy shares issued for option exercises and share awards and expects to repurchase approximately 2.6 million shares during 2006, based on estimates of option exercises and share awards vesting for the year.
     The impact of adopting Statement 123(R) on January 1, 2006, on Cooper’s income from continuing operations before income taxes, net income and basic and diluted earnings per share during the six months ended June 30, 2006 was immaterial.
Note 3. Acquisitions
     In January 2006, Cooper acquired G&H Technology, Inc., a designer and manufacturer of advanced, high-reliability connectors and interconnect devices used in aerospace, subsea, military and industrial applications for total consideration of $42.1 million.
     In February 2006, Cooper acquired Wheelock, Inc., a designer and manufacturer of fire safety and emergency incident communication systems and devices for total consideration of $44.5 million.
     The results of operations of the acquisitions are included in the consolidated income statements since the respective acquisition dates. Pro-forma net income and earnings per share for 2006, assuming the acquisitions had been made at the beginning of the year, would not be materially different from reported net income and earnings per share.

Note 4. Inventories

	June 30,	December 31,
	2006	2005
	(in millions)
Raw materials	$217.3	$ 206.1
Work-in-process	162.2	137.9
Finished goods	372.7	303.7
Perishable tooling and supplies	14.4	14.4

	766.6	662.1
Allowance for excess and obsolete inventory	(69.0)	(58.7)
Excess of current standard costs over LIFO costs	(66.5)	(64.7)

Net inventories	$631.1	$ 538.7

Note 5. Shareholders’ Equity
     At June 30, 2006, 91,537,155 Class A common shares, $.01 par value were issued and outstanding (excluding the 12,017,301 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 91,556,569 Class A common shares, $.01 par value (excluding the 9,850,101 Class A common shares held by wholly-owned subsidiaries) at December 31, 2005. During the first six months of 2006, Cooper issued 2,147,786 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first six months of 2006, Cooper’s wholly-owned subsidiaries purchased 2,167,200 Class A common shares for $185.4 million under Cooper’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share.
Note 6. Segment Information

	Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Electrical Products	$1,103.5	$1,010.6	$2,164.1	$1,978.9
Tools	184.3	178.6	364.6	355.1

Total revenues	$1,287.8	$1,189.2	$2,528.7	$2,334.0

	Operating Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Electrical Products	$177.5	$148.2	$337.6	$283.6
Tools	19.6	15.8	36.9	30.5

Segment operating earnings	197.1	164.0	374.5	314.1
General Corporate expenses	23.9	22.4	44.7	42.8

Total operating earnings	173.2	141.6	329.8	271.3
Interest expense, net	12.4	17.7	24.5	35.5

Income from continuing operations before income taxes	$160.8	$123.9	$305.3	$235.8

Note 7. Pension and Other Postretirement Benefits
     During June 2006, Cooper announced that, effective January 1, 2007, future benefit accruals will cease under the Cooper U. S. Salaried Pension Plan. Benefits earned through December 31, 2006 will remain in each participant’s Salaried Pension Plan account. The account balance will continue to earn interest credits until a participant is eligible for and elects to receive the plan benefit. Cooper recognized a curtailment loss of $4.2 million in the second quarter of 2006 as a result of this action. Beginning in 2007, Cooper will make a cash contribution equal to 3% of compensation to the Retirement Savings and Stock-Ownership Plan (“CO-SAV”). Cooper will further increase the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match with Cooper stock up to 6% of employee contributions.
     Cooper also announced the elimination of postretirement life insurance for active employees, effective January 1, 2007. As a result, Cooper recognized a curtailment gain of $3.2 million in the second quarter of 2006.

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Components of net periodic benefit cost:
Service cost	$3.5	$4.2	$8.4	$8.7
Interest cost	10.4	10.0	20.7	20.4
Expected return on plan assets	(12.1)	(12.6)	(24.7)	(25.4)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Recognized actuarial loss	3.4	2.5	7.2	4.8
Curtailment loss	4.2	—	4.2	—

Net periodic benefit (income) cost	$9.5	$4.2	$16.1	$8.8

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	1.3	1.7	2.7	3.5
Amortization of prior service cost	(0.5)	—	(1.0)	—
Recognized actuarial gain	(0.7)	(0.7)	(1.4)	(1.5)
Curtailment gain	(3.2)	—	(3.2)	—

Net periodic benefit (income) cost	$(3.0)	$1.1	$(2.8)	$2.1

Note 8. Income Taxes
     The effective tax rate was 25.5% for the six months ended June 30, 2006 and 21.5% for the six months ended June 30, 2005. The rate increase is primarily related to increased earnings in 2006 without a corresponding increase in tax benefits.
     Cooper is under examination by the Internal Revenue Service for the 2002-2004 tax years. Cooper is also under examination by various United States state and local taxing authorities as well as various taxing authorities in other countries. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains an allowance for tax contingencies, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed. However, management does not believe that any of these matters will have a material adverse effect on Cooper’s consolidated results of operations.
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

Note 9. Net Income Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Basic:
Income from continuing operations	$119.8	$97.3	$227.5	$185.1
Charge from discontinued operations	20.3	—	20.3	—

Net income applicable to common stock	$99.5	$97.3	$207.2	$185.1

Weighted average common shares outstanding	92.2	93.0	92.2	93.0

Diluted:
Income from continuing operations	$119.8	$97.3	$227.5	$185.1
Charge from discontinued operations	20.3	—	20.3	—

Net income applicable to common stock	$99.5	$97.3	$207.2	$185.1

Weighted average common shares outstanding	92.2	93.0	92.2	93.0
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	2.0	2.4	2.1	2.5

Weighted average common shares and common share equivalents	94.2	95.4	94.3	95.5

Options and employee awards are not considered in the calculations if the effect would be antidilutive.
Note 10. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Net income	$99.5	$97.3	$207.2	$185.1
Foreign currency translation gains (losses)	14.4	(5.4)	19.0	(13.5)
Change in fair value of derivatives	(4.2)	0.2	(0.8)	(1.1)

Net income and other nonowner changes in equity	$109.7	$92.1	$225.4	$170.5

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
     See “Restructuring” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Note 12. Charge Related to Discontinued Operations
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2006, a total of 139,408 Abex Claims were filed, of which 100,590 claims have been resolved leaving 38,818 Abex Claims pending at June 30, 2006, that are the responsibility of Federal-Mogul. During the three months ended June 30, 2006, 951 claims were filed and 564 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,084 before insurance. A total of $95 million was spent on defense costs for the period August 28, 1998 through June 30, 2006. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
     Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust. Based on the status of the negotiations in 2004, Cooper concluded that it was probable that Federal-Mogul would reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.
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
     A critical term of the proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement required renegotiation of certain terms. The final determination of whether Cooper would participate in the Federal-Mogul 524(g) trust was unknown. However, Cooper management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes was a revised settlement approximating the December 2005 proposed settlement. Accordingly, Cooper recorded a $227.2 million after-tax discontinued operations charge, net of a $127.8 million income tax benefit, in the fourth quarter of 2005.

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
     Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Cooper included insurance recoveries of approximately $215 million pre-tax in the fourth quarter 2005 charge to discontinued operations discussed above. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance in place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
     On July 7, 2006, Cooper announced a revised agreement had been reached regarding Cooper’s participation in Federal-Mogul’s 524(g) trust. The revised proposed settlement agreement remains subject to court approval, to approval by 75 percent of the current Abex asbestos claimants and to certain other approvals.
     Key terms and aspects of the revised proposed settlement agreement include Cooper agreeing to pay $256 million in cash into the trust on the date Federal-Mogul emerges from bankruptcy, which includes elimination of the contribution of 1.4 million common shares to the trust by increasing the cash contribution. Removing the Company’s common stock as a component of the revised settlement agreement eliminates additional charges and reversals of charges that may have occurred to account for any changes in the market value of the Company’s stock. Cooper has or will receive $37.5 million from other parties toward its cash obligation.
     As in the December 2005 agreement, Cooper has agreed to make 25 annual payments of up to $20 million each to the trust with such payments being reduced by insurance proceeds. The minimum annual payment of $3 million in the December 2005 agreement has been eliminated. However, Cooper has agreed to make advances, beginning in 2015 through 2021, in the event the trust is unable to pay outstanding qualified claims at 100 percent of the value provided for in the trust agreement. In the event that advances are made by Cooper, they will accrue interest at 5 percent per annum, and will be repaid in years where excess funds are available in the trust or credited against the future year annual payments. The maximum advances are $36.6 million.
     Cooper, through Pneumo, has access to Abex insurance policies, with remaining limits on policies with solvent insurers in excess of $750 million. The trust will retain 10 percent of the insurance proceeds for indemnity claims paid by the trust for the first 25 years and thereafter will retain 15 percent.
     Cooper will pay all defense costs through the date Federal-Mogul emerges from bankruptcy and will be reimbursed for indemnity payments to the extent such payments are eligible for payment from the trust. Cooper will retain the rights to receive the insurance proceeds related to indemnity and defense costs paid prior to the date Federal-Mogul emerges from bankruptcy.

     As in the December 2005 proposed agreement, Cooper will forego certain claims and objections in the Federal-Mogul bankruptcy proceedings. However, under the revised proposed agreement, which is subject to court approval, in the event that Cooper’s participation in the Federal-Mogul 524(g) trust is not approved for any reason, Cooper would receive a cash payment of $138 million on the date Federal-Mogul emerges from bankruptcy and 20 percent of any insurance policy settlements related to the former Wagner business purchased by Federal-Mogul in 1998. If Cooper participates in the trust, it will receive 12 percent of any Wagner insurance settlements.
     Accordingly, Cooper recorded a $20.3 million after-tax discontinued operations charge, net of an $11.4 million income tax benefit, in the second quarter of 2006.
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
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $548.7 million at June 30, 2006 and $526.3 million at December 31, 2005.
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

Consolidating Income Statements
Three Months Ended June 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$845.1	$499.8	$(57.1)	$1,287.8
Cost of sales	—	(0.2)	(0.2)	588.0	339.8	(57.1)	870.3
Selling and administrative expenses	3.2	5.5	15.5	129.7	90.4	—	244.3
Interest expense, net	(0.2)	10.9	2.7	—	(1.0)	—	12.4
Equity in earnings of subsidiaries, net of tax	131.2	9.2	68.8	25.6	70.3	(305.1)	—
Intercompany income (expense)	(4.1)	(3.7)	2.8	(118.4)	147.9	(24.5)	—

Income (loss) from continuing operations before income taxes	124.1	(10.7)	53.6	34.6	288.8	(329.6)	160.8
Income tax expense (benefit)	—	(7.7)	(16.6)	4.1	61.2	—	41.0

Income (loss) from continuing operations	124.1	(3.0)	70.2	30.5	227.6	(329.6)	119.8
Charge related to discontinued operations, net of taxes	—	20.3	—	—	—	—	20.3

Net income (loss)	$124.1	$(23.3)	$70.2	$30.5	$227.6	$(329.6)	$99.5

Three Months Ended June 30, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$811.0	$408.6	$(30.4)	$1,189.2
Cost of sales	—	0.2	1.0	574.9	269.0	(30.4)	814.7
Selling and administrative expenses	2.5	2.0	16.5	128.2	83.7	—	232.9
Interest expense, net	(0.4)	13.4	(0.7)	—	5.4	—	17.7
Equity in earnings of subsidiaries, net of tax	124.3	42.8	83.2	124.4	69.0	(443.7)	—
Intercompany income (expense)	(1.7)	(26.8)	(18.5)	(36.9)	107.3	(23.4)	—

Income (loss) before income taxes	120.5	0.4	47.9	195.4	226.8	(467.1)	123.9
Income tax expense (benefit)	—	(15.9)	(21.2)	24.3	39.4	—	26.6

Net income	$120.5	$16.3	$69.1	$171.1	$187.4	$(467.1)	$97.3

Consolidating Income Statements
Six Months Ended June 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$1,668.2	$978.2	$(117.7)	$2,528.7
Cost of sales	—	(0.4)	—	1,168.8	666.4	(117.7)	1,717.1
Selling and administrative expenses	5.5	7.7	31.6	259.8	177.2	—	481.8
Interest expense, net	(0.3)	21.8	5.3	—	(2.3)	—	24.5
Equity in earnings of subsidiaries, net of tax	268.3	18.5	149.3	47.2	150.4	(633.7)	—
Intercompany income (expense)	(7.3)	(7.0)	7.8	(212.8)	267.9	(48.6)	—

Income (loss) from continuing operations before income taxes	255.8	(17.6)	120.2	74.0	555.2	(682.3)	305.3
Income tax expense (benefit)	—	(13.8)	(30.1)	11.9	109.8	—	77.8

Income from continuing operations	255.8	(3.8)	150.3	62.1	445.4	(682.3)	227.5
Charge related to discontinued operations, net of tax	—	20.3	—	—	—	—	20.3

Net income (loss)	$255.8	$(24.1)	$150.3	$62.1	$445.4	$(682.3)	$207.2

Six Months Ended June 30, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$1,562.6	$832.0	$(60.6)	$2,334.0
Cost of sales	0.2	0.2	1.4	1,110.9	550.2	(60.6)	1,602.3
Selling and administrative expenses	4.7	3.8	31.8	251.4	168.7	—	460.4
Interest expense, net	(0.9)	26.9	(1.7)	—	11.2	—	35.5
Equity in earnings of subsidiaries, net of tax	238.0	49.7	161.8	160.7	129.4	(739.6)	—
Intercompany income (expense)	(2.5)	(26.8)	(45.4)	(120.8)	242.0	(46.5)	—

Income (loss) before income taxes	231.5	(8.0)	84.9	240.2	473.3	(786.1)	235.8
Income tax expense (benefit)	—	(21.5)	(44.5)	28.4	88.3	—	50.7

Net income	$231.5	$13.5	$129.4	$211.8	$385.0	$(786.1)	$185.1

Consolidating Balance Sheets
June 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$86.5	$—	$60.4	$(2.0)	$205.3	$—	$350.2
Receivables	0.2	—	6.1	543.6	411.7	—	961.6
Inventories	—	—	—	368.3	262.8	—	631.1
Deferred income taxes and other current assets	0.3	142.5	68.6	38.8	23.2	—	273.4

Total current assets	87.0	142.5	135.1	948.7	903.0	—	2,216.3

Property, plant and equipment, less accumulated depreciation	—	—	44.4	325.8	294.6	—	664.8
Goodwill	—	—	—	1,022.9	1,158.3	—	2,181.2
Investment in subsidiaries	3,201.5	704.7	3,893.6	974.9	1,050.5	(9,825.2)	—
Investment in parent	—	—	2,732.5	—	312.7	(3,045.2)	—
Intercompany accounts receivable	660.4	634.6	—	1,240.7	712.5	(3,248.2)	—
Intercompany notes receivable	5.6	23.5	704.1	1.6	3,872.4	(4,607.2)	—
Deferred income taxes and other noncurrent assets	—	213.1	28.6	(49.5)	92.2	—	284.4

Total assets	$3,954.5	$1,718.4	$7,538.3	$4,465.1	$8,396.2	$(20,725.8)	$5,346.7

Short-term debt	$—	$—	$—	$—	$6.4	$—	$6.4
Accounts payable	34.2	16.0	7.2	236.2	176.0	—	469.6
Accrued liabilities	4.9	30.9	86.6	208.4	149.1	—	479.9
Current discontinued operations liability	—	218.7	—	—	—	—	218.7
Current maturities of long-term debt	—	11.0	—	—	0.6	—	11.6

Total current liabilities	39.1	276.6	93.8	444.6	332.1	—	1,186.2

Long-term debt	—	668.3	323.8	8.0	0.7	—	1,000.8
Intercompany accounts payable	—	—	3,248.2	—	—	(3,248.2)	—
Intercompany notes payable	428.3	286.0	1,742.0	1,705.7	445.2	(4,607.2)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	140.4	207.9	73.9	122.2	—	544.4

Total liabilities	467.4	1,701.3	5,615.7	2,232.2	900.2	(7,855.4)	3,061.4

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	308.6	(308.6)	—
Capital in excess of par value	3,341.6	—	49.3	1,393.5	5,159.2	(9,636.8)	306.8
Retained earnings	169.8	129.8	2,041.9	827.1	2,173.5	(3,206.4)	2,135.7
Accumulated other non- owner changes in equity	(25.8)	(112.7)	(168.6)	12.3	(145.3)	282.0	(158.1)

Total shareholders’ equity	3,487.1	17.1	1,922.6	2,232.9	7,496.0	(12,870.4)	2,285.3

Total liabilities and shareholders’ equity	$3,954.5	$1,718.4	$7,538.3	$4,465.1	$8,396.2	$(20,725.8)	$5,346.7

Consolidating Balance Sheets
December 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$64.1	$—	$144.4	$(3.5)	$247.8	$—	$452.8
Receivables	0.1	—	8.6	469.7	364.0	—	842.4
Inventories	—	—	—	327.1	211.6	—	538.7
Deferred income taxes and other current assets	1.2	130.7	94.0	48.8	22.5	—	297.2

Total current assets	65.4	130.7	247.0	842.1	845.9	—	2,131.1

Property, plant and equipment, less accumulated depreciation	—	—	41.0	339.5	293.2	—	673.7
Goodwill	—	—	—	1,018.3	1,065.7	—	2,084.0
Investment in subsidiaries	2,887.9	759.5	3,579.4	917.6	899.1	(9,043.5)	—
Investment in parent	—	—	2,547.1	—	312.7	(2,859.8)	—
Intercompany accounts receivables	588.4	550.5	—	1,367.3	589.9	(3,096.1)	—
Intercompany notes receivable	43.9	23.5	651.1	0.8	3,683.4	(4,402.7)	—
Deferred income taxes and other noncurrent assets	—	223.5	48.7	(43.2)	97.3	—	326.3

Total assets	$3,585.6	$1,687.7	$7,114.3	$4,442.4	$7,787.2	$(19,402.1)	$5,215.1

Short-term debt	$—	$—	$—	$—	$7.6	$—	$7.6
Accounts payable	34.1	14.0	8.0	214.7	157.0	—	427.8
Accrued liabilities	3.9	28.9	107.5	238.8	138.9	—	518.0
Current discontinued operations liability	—	196.3	—	—	—	—	196.3
Current maturities of long-term debt	—	11.0	—	—	0.4	—	11.4

Total current liabilities	38.0	250.2	115.5	453.5	303.9	—	1,161.1

Long-term debt	—	670.0	323.7	8.0	1.2	—	1,002.9
Intercompany accounts payables	—	—	3,096.1	—	—	(3,096.1)	—
Intercompany notes payable	326.0	258.7	1,652.8	1,708.0	457.2	(4,402.7)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	131.4	191.2	77.0	116.3	—	515.9

Total liabilities	364.0	1,640.3	5,379.3	2,246.5	878.6	(7,498.8)	3,009.9

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	272.9	(272.9)	—
Capital in excess of par value	3,232.7	—	29.4	1,388.6	5,082.3	(9,349.8)	383.2
Retained earnings	31.5	162.4	1,892.3	832.5	1,733.2	(2,654.5)	1,997.4
Accumulated other non- owner changes in equity	(44.1)	(115.0)	(186.7)	(25.2)	(179.8)	374.5	(176.3)

Total shareholders’ equity	3,221.6	47.4	1,735.0	2,195.9	6,908.6	(11,903.3)	2,205.2

Total liabilities and shareholders’ equity	$3,585.6	$1,687.7	$7,114.3	$4,442.4	$7,787.2	$(19,402.1)	$5,215.1

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(9.8)	$(10.4)	$2.4	$(64.6)	$258.4	$—	$176.0

Cash flows from investing activities:
Capital expenditures	—	—	(7.4)	(15.7)	(17.1)	—	(40.2)
Cash paid for acquired businesses	—	—	(42.7)	(41.5)	—	—	(84.2)
Investment in affiliates	(12.2)	—	(36.0)	—	—	48.2	—
Loans to affiliates	(22.1)	—	(12.3)	—	(275.4)	309.8	—
Repayments of loans from affiliates	62.0	—	—	—	87.5	(149.5)	—
Dividends from affiliates	5.0	—	44.7	—	3.9	(53.6)	—
Other	—	—	—	0.6	4.2	—	4.8

Net cash provided by (used in) investing activities	32.7	—	(53.7)	(56.6)	(196.9)	154.9	(119.6)

Cash flows from financing activities:
Repayments of debt	—	—	—	—	(2.1)	—	(2.1)
Borrowings from affiliates	148.9	12.2	148.6	—	0.1	(309.8)	—
Repayments of loans to affiliates	(46.5)	—	(60.7)	(2.4)	(39.9)	149.5	—
Other intercompany financing activities	4.3	(1.8)	(14.6)	125.1	(113.0)	—	—
Dividends	(68.9)	—	—	—	—	—	(68.9)
Dividends paid to affiliates	(48.6)	—	—	—	(5.0)	53.6	—
Subsidiary purchase of parent shares	10.3	—	(195.7)	—	—	—	(185.4)
Issuance of stock	—	—	—	—	48.2	(48.2)	—
Excess tax benefits from stock options and awards	—	—	19.8	—	—	—	19.8
Employee stock plan activity and other	—	—	69.9	—	—	—	69.9

Net cash provided by (used in) financing activities	(0.5)	10.4	(32.7)	122.7	(111.7)	(154.9)	(166.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	7.7	—	7.7

Increase (decrease) in cash and cash equivalents	22.4	—	(84.0)	1.5	(42.5)	—	(102.6)
Cash and cash equivalents, beginning of period	64.1	—	144.4	(3.5)	247.8	—	452.8

Cash and cash equivalents, end of period	$86.5	$—	$60.4	$(2.0)	$205.3	$—	$350.2

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(2.1)	$(69.7)	$76.1	$(50.7)	$274.2	$(46.4)	$181.4

Cash flows from investing activities:
Capital expenditures	—	—	(6.3)	(20.2)	(21.4)	—	(47.9)
Cash paid for acquired businesses	—	—	—	—	(2.4)	—	(2.4)
Investment in affiliates	(6.3)	—	(30.3)	(3.4)	—	40.0	—
Loans to affiliates	(46.0)	—	(60.8)	(0.7)	(43.0)	150.5	—
Repayments of loans from affiliates	25.6	—	—	—	—	(25.6)	—
Dividends from affiliates	—	—	—	19.0	—	(19.0)	—
Other	—	1.5	—	0.3	2.5	—	4.3

Net cash provided by (used in) investing activities	(26.7)	1.5	(97.4)	(5.0)	(64.3)	145.9	(46.0)

Cash flows from financing activities:
Repayments of debt	—	—	—	—	(117.9)	—	(117.9)
Borrowings from affiliates	43.0	—	—	—	107.5	(150.5)	—
Repayments of loans to affiliates	—	—	—	—	(25.6)	25.6	—
Other intercompany financing activities	6.6	68.2	(22.6)	41.3	(93.5)	—	—
Dividends	(69.4)	—	—	—	—	—	(69.4)
Dividends paid to affiliates	(46.4)	—	—	—	(19.0)	65.4	—
Subsidiary purchase of parent shares	10.3	—	(10.3)	—	(77.2)	—	(77.2)
Issuance of stock	—	—	—	—	40.0	(40.0)	—
Employee stock plan activity and other	—	—	41.2	—	—	—	41.2

Net cash provided by (used in) financing activities	(55.9)	68.2	8.3	41.3	(185.7)	(99.5)	(223.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(27.9)	—	(27.9)

Decrease in cash and cash equivalents	(84.7)	—	(13.0)	(14.4)	(3.7)	—	(115.8)
Cash and cash equivalents, beginning of period	111.5	—	246.0	1.2	294.1	—	652.8

Cash and cash equivalents, end of period	$26.8	$—	$233.0	$(13.2)	$290.4	$—	$537.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005
     Income from continuing operations for the second quarter of 2006 was $119.8 million on revenues of $1,287.8 million compared with 2005 second quarter income from continuing operations of $97.3 million on revenues of $1,189.2 million. Second quarter diluted earnings per share from continuing operations increased 25% to $1.27 in 2006 from $1.02 in 2005.
Revenues:
     Revenues for the second quarter of 2006 increased 8% compared to the second quarter of 2005. The impact of foreign currency translation on reported revenues was nominal for the quarter and the impact of acquisitions increased reported revenues by approximately 1% for the quarter.
     Electrical Products segment revenues increased 9% compared to the second quarter of 2005. The favorable impact of currency translation was nominal in the quarter. The impact of acquisitions increased segment revenues by less than 2%. Strong demand from industrial and utility markets continues to drive year-over-year core revenue growth. Demand from non-residential construction markets improved during the quarter, while retail sales were down versus a strong comparable quarter last year, due to softening of residential markets and the ceding of product offerings in the retail channel over prices. The businesses within the Electrical Products segment continued to penetrate new and existing markets through successful product introductions, coordinated marketing promotions and execution of global growth strategies.
     Tools segment revenues for the second quarter of 2006 increased 3% from the second quarter of 2005. Excluding the impact of favorable currency translation, revenues increased 2% over the second quarter of 2005. Demand for hand tools improved primarily from successful new product introductions and continued strength in international markets, offsetting the loss of chain product position in a major retailer. Strong performance was seen in North American industrial power tools as well as improvement in European automated systems businesses.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.6% for the second quarter of 2006 compared to 68.5% for the comparable 2005 quarter. The decline in cost of sales percentage resulted primarily from improved pricing in key markets and channels, a continued favorable shift in sales mix and benefits realized through productivity and sourcing cost reduction initiatives. These improvements were partially offset by inflation in key commodity, energy and transportation costs.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.3% for the second quarter of 2006 compared to 68.1% for the second quarter 2005. The reduction in cost of sales percentage resulted from sales volume leverage, a shift in sales mix away from the lower margin retail channel, cost reductions through productivity improvement initiatives, and price increases to offset inflation in commodity and transportation costs. Tools segment cost of sales, as a percentage of revenues, was 69.4% for the second quarter of 2006 compared to 70.4% for the second quarter of 2005. The decrease in cost of sales percentage was driven by productivity improvements and modestly favorable price realization.
     Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2006 were 19.0% compared to 19.6% for the second quarter of 2005. The decline was due to sales volume leverage, sales mix, and benefits realized from prior restructuring actions, which were partially offset by continued investment in strategic growth initiatives.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2006 were 16.6% compared to 17.3% for the second quarter of 2005. The decline was driven by strong leverage of fixed costs on increased sales volumes, cost reductions achieved through prior restructuring actions and benefits from ongoing productivity improvement initiatives more than offsetting increased investments in sales expansion initiatives.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2006 were 20.0% compared to 20.8% for the second quarter of 2005. The decline in selling and administrative expenses percentage was driven by increased sales volumes providing leverage against fixed costs and benefits realized from prior restructuring actions.
     Interest expense, net for the second quarter of 2006 decreased $5.3 million from the 2005 second quarter, primarily as a result of both lower average debt balances and average interest rates on borrowings. Average debt balances were $1.03 billion and $1.32 billion and average interest rates were 5.6% and 6.0% during the second quarter of 2006 and 2005, respectively. The decline in the average interest rates was primarily driven by the conversion of debt balances to lower interest-rate debt. The debt balance during the second quarter of 2005 included 6.25%, 300 million Euro bonds that matured in October 2005. Cooper partially funded repayment of this Euro bond debt with $325 million, 5.25% senior unsecured notes maturing in 2012. Proceeds from the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55%.
Operating Earnings:
     Electrical Products segment second quarter 2006 operating earnings increased 20% to $177.5 million from $148.2 million for the same quarter of last year. The increase was a result of leverage of fixed costs on higher volumes, successful cost reduction and productivity improvement initiatives, and a shift in sales mix away from the lower margin retail channel, while favorable pricing offset inflation in key commodity costs.
     Tools segment second quarter 2006 operating earnings increased 24% to $19.6 million compared to $15.8 million in the second quarter of 2005. The increase primarily reflects operating efficiencies through productivity improvements, sales mix, and price increase realization.
     General Corporate expense increased $1.5 million to $23.9 million during the second quarter of 2006 compared to $22.4 million during the second quarter of 2005. This increase primarily resulted from incremental legal and business development expenses, partially offset by personnel cost reductions.
Income Taxes:
     The effective tax rate was 25.5% for the second quarter of 2006 and 21.5% for the second quarter of 2005. The rate increase is primarily related to increased earnings in 2006, without a corresponding increase in tax benefits.
Charge Related to Discontinued Operations:
     In the second quarter of 2006, Cooper recorded an additional charge of $20.3 million, net of an $11.4 million income tax benefit (or $.21 per diluted share) related to potential asbestos obligations regarding the Automotive Products segment which was sold in 1998. See Note 12 of the Notes to the Consolidated Financial Statements.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005
     Income from continuing operations for the first six months of 2006 was $227.5 million on revenues of $2,528.7 million compared with 2005 first half income from continuing operations of $185.1 million on revenues of $2,334.0 million. First half diluted earnings per share from continuing operations increased 24% to $2.41 in 2006 from $1.94 in 2005.
Revenues:
     Revenues for the first six months of 2006 increased 8% compared to the first six months of 2005. The impact of foreign currency translation was nominal for the first half of the year and the impact of acquisitions increased revenues by approximately 1%.
     Electrical Products segment revenues for the first six months of 2006 increased approximately 9% compared to the first half of 2005. Foreign currency translation had a nominal impact on revenues in the first half of the year. All of the Electrical Products segment businesses posted revenue growth during the first six months of the year. Sales growth was a result of strong demand from industrial and utility markets, improvement in non-residential construction demand and successful penetration into new and developing geographic markets. These gains more than offset a small decline in retail sales versus a very strong first half of 2005 and the ceding of product lines in the retail channel over price.
     Tools segment revenues for the first six months of 2006 increased approximately 3% compared to the first half of 2005. Foreign currency translation impact on revenues for the first six months of 2006 was nominal. Increases in sales of hand tools, driven by new product introductions and strength in industrial markets, offset the loss of chain position in a major retailer. Domestic industrial power tools strength and moderate price realization offset weakness in the automated systems market.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.9% for the first six months of 2006 compared to 68.7% for the comparable 2005 period. The decrease in the cost of sales percentage was primarily a result of leveraging fixed costs against higher volumes, successful cost reduction and productivity improvement initiatives, and an improved sales mix. Pricing has been keeping pace with inflationary pressures within commodity and energy costs.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.6% for the first six months of 2006 compared to 68.2% for the first half of 2005. The decrease in the cost of sales percentage was primarily the result of a shift in sales mix away from the lower margin retail channel, leverage on higher volumes, successful productivity improvement initiatives and pricing offsetting inflationary pressures from key commodities and energy costs.
     Tools segment cost of sales, as a percentage of revenues, was 69.8% for the first half of 2006 compared to 70.6% for the same period of 2005. The decrease in cost of sales percentage reflects continuing cost productivity improvements, sales mix, and price increase realization.
     Selling and administrative expenses, as a percentage of revenues, for the first six months of 2006 were 19.1% compared to 19.7% for the first half of 2005. The decrease is due to benefits realized from prior year restructuring actions and leverage against higher volumes, which were partially offset by higher pension cost and continued investment in global sales expansion.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2006 were 16.8% compared to 17.5% for the first half of 2005. The decrease in selling and administrative expenses percentage is primarily due to leveraging higher volumes, enterprise business system benefits, and benefits realized from prior year cost reductions. These performance improvements more than offset continued strong investment in key commercial and global growth initiatives.

     Tools segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2006 were 20.1% compared to 20.8% for the first six months of 2005. The decrease in the selling and administrative expenses percentage is primarily due to leverage on fixed costs and cost reduction activities.
     Interest expense, net for the first six months of 2006 decreased $11.0 million from the 2005 first six months as a result of both lower average debt balances and average interest rates. Average debt balances were $1.03 billion and $1.36 billion and average interest rates were 5.6% and 5.9% for the first six months of 2006 and 2005, respectively. The decline in the average interest rates was primarily driven by the conversion of debt balances to lower interest-rate debt. The debt balance during the comparable 2005 period included 6.25%, 300 million Euro bonds that matured in October 2005. Cooper partially funded repayment of this Euro bond debt with $325 million, 5.25% senior unsecured notes maturing in 2012. Proceeds from the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55%.
Operating Earnings:
     Electrical Products segment first half 2006 operating earnings increased 19% to $337.6 million from $283.6 million for the same period of last year. The increase was primarily due to a shift in sales mix away from the lower margin retail channel, continued productivity improvements, and favorable pricing offsetting inflation in key commodity costs.
     Tools segment first half 2006 operating earnings increased 21% to $36.9 million compared to $30.5 million in the same period of 2005. The increase reflects leverage on fixed costs due to increased volume, sales mix, price increase realization, and continuing improvements in operating efficiencies.
     General Corporate expense increased $1.9 million to $44.7 million during the first six months of 2006 compared to $42.8 million during the same period of 2005. This increase primarily resulted from incremental legal costs, partially offset by lower costs associated with personnel reductions.
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

Income Taxes:
     The effective tax rate was 25.5% for the six months ended June 30, 2006 and 21.5% for the six months ended June 30, 2005. The rate increase is primarily related to increased earnings in 2006 without a corresponding increase in tax benefits.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $169.8 million during the first six months of 2006. The increase included a $119.2 million increase in receivables and a $92.4 million increase in inventories, partially offset by a $41.8 million increase in accounts payable, which were all driven by increased sales volume and actions to improve customer service. The increase in inventories was partially offset by a $10.3 million increase in the allowance for excess and obsolete inventories. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the first six months of 2006 of 4.9 turns increased from 4.5 turns in the same period of 2005 and was primarily due to revenues growing at a higher rate than operating working capital.
     Cash provided by operating activities was $176 million during the first six months of 2006. This cash, plus an additional $103 million of cash and cash equivalents and $70 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $40 million, acquisitions of $84 million, dividends of $69 million and share purchases of $185 million.
     Cash provided by operating activities was $181 million for the first six months of 2005. This cash, plus $116 million of cash and cash equivalents and $41 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $48 million, dividends of $69 million, debt repayments of $118 million and share purchases of $77 million.
     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $6.3 million and $0.9 million during the six months ended June 30, 2006 and 2005, respectively.
     Cooper currently anticipates a continuation of its long-term ability to annually generate in excess of $200 million in cash flow available for acquisitions, debt repayments and common stock repurchases.
     As discussed in Note 12 of Notes to the Consolidated Financial Statements, Cooper has reached a revised agreement with the Representatives of Federal-Mogul, its bankruptcy committees and the future claimants regarding settlement of Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul. Cooper anticipates that any settlement would be funded from operating cash flows, existing cash and commercial paper proceeds (if required).
Capital Resources:
     Cooper has targeted a 35% to 45% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 30.8% at June 30, 2006, 31.7% at December 31, 2005 and 35.1% at June 30, 2005.
     At June 30, 2006 and December 31, 2005, Cooper had cash and cash equivalents of $350.2 million and $452.8 million, respectively. At June 30, 2006 and December 31, 2005, Cooper had short-term debt of $6.4 million and $7.6 million, respectively, and no commercial paper outstanding.

     Cooper’s practice is to back up its short-term debt balance with a combination of cash and committed credit facilities. At June 30, 2006, Cooper had a $500 million committed credit facility, which matures in November 2009. Short-term debt to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of June 30, 2006, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2005.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	June 30,
	2006	2005
	(in millions)
Electrical Products	$575.6	$378.9
Tools	71.8	63.8

	$647.4	$442.7

Recently Issued Accounting Standards
     See Notes 1 and 2 of the Notes to the Consolidated Financial Statements.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2006, a total of 139,408 Abex Claims were filed, of which 100,590 claims have been resolved leaving 38,818 Abex Claims pending at June 30, 2006, that are the responsibility of Federal-Mogul. During the three months ended June 30, 2006, 951 claims were filed and 564 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,084 before insurance. A total of $95 million was spent on defense costs for the period August 28, 1998 through June 30, 2006. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
     Throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust. Based on the status of the negotiations in 2004, Cooper concluded that it was probable that Federal-Mogul would reject the 1998 Agreement. Cooper also concluded that the Representatives would require any negotiated settlement through the Federal-Mogul bankruptcy to be at the high end of the Bates White, LLC liability analysis and with substantially lower insurance recovery assumptions and higher administrative costs.
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

     A critical term of the proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement required renegotiation of certain terms. The final determination of whether Cooper would participate in the Federal-Mogul 524(g) trust was unknown. However, Cooper management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes was a revised settlement approximating the December 2005 proposed settlement. Accordingly, Cooper recorded a $227.2 million after-tax discontinued operations charge, net of a $127.8 million income tax benefit, in the fourth quarter of 2005.
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
     Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Cooper included insurance recoveries of approximately $215 million pre-tax in the fourth quarter 2005 charge to discontinued operations discussed above. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance in place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
     On July 7, 2006, Cooper announced a revised agreement had been reached regarding Cooper’s participation in Federal-Mogul’s 524(g) trust. The revised proposed settlement agreement remains subject to court approval, to approval by 75 percent of the current Abex asbestos claimants and to certain other approvals.
     Key terms and aspects of the revised proposed settlement agreement include Cooper agreeing to pay $256 million in cash into the trust on the date Federal-Mogul emerges from bankruptcy, which includes elimination of the contribution of 1.4 million common shares to the trust by increasing the cash contribution. Removing the Company’s common stock as a component of the revised settlement agreement eliminates additional charges and reversals of charges that may have occurred to account for any changes in the market value of the Company’s stock. Cooper has or will receive $37.5 million from other parties toward its cash obligation.
     As in the December 2005 agreement, Cooper has agreed to make 25 annual payments of up to $20 million each to the trust with such payments being reduced by insurance proceeds. The minimum annual payment of $3 million in the December 2005 agreement has been eliminated. However, Cooper has agreed to make advances, beginning in 2015 through 2021, in the event the trust is unable to pay outstanding qualified claims at 100 percent of the value provided for in the trust agreement. In the event that advances are made by Cooper, they will accrue interest at 5 percent per annum, and will be repaid in years where excess funds are available in the trust or credited against the future year annual payments. The maximum advances are $36.6 million.

     Cooper, through Pneumo, has access to Abex insurance policies, with remaining limits on policies with solvent insurers in excess of $750 million. The trust will retain 10 percent of the insurance proceeds for indemnity claims paid by the trust for the first 25 years and thereafter will retain 15 percent.
     Cooper will pay all defense costs through the date Federal-Mogul emerges from bankruptcy and will be reimbursed for indemnity payments to the extent such payments are eligible for payment from the trust. Cooper will retain the rights to receive the insurance proceeds related to indemnity and defense costs paid prior to the date Federal-Mogul emerges from bankruptcy.
     As in the December 2005 proposed agreement, Cooper will forego certain claims and objections in the Federal-Mogul bankruptcy proceedings. However, under the revised proposed agreement, which is subject to court approval, in the event that Cooper’s participation in the Federal-Mogul 524(g) trust is not approved for any reason, Cooper would receive a cash payment of $138 million on the date Federal-Mogul emerges from bankruptcy and 20 percent of any insurance policy settlements related to the former Wagner business purchased by Federal-Mogul in 1998. If Cooper participates in the trust, it will receive 12 percent of any Wagner insurance settlements.
     Accordingly, Cooper recorded a $20.3 million after-tax discontinued operations charge, net of an $11.4 million income tax benefit, in the second quarter of 2006.
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
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $548.7 million at June 30, 2006 and $526.3 million at December 31, 2005.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended June 30, 2006:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
As of 3/31/06				5,846,650
4/01/06 – 4/30/06	460,000	$87.66	460,000	5,386,650
5/01/06 – 5/31/06	325,000	90.61	325,000	5,061,650
6/01/06 – 6/30/06	537,200	86.25	537,200	4,524,450

Total	1,322,200	$87.81	1,322,200

(1)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to five million shares of Cooper’s Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2006, Cooper’s current estimate is that 2.6 million shares will be issued under equity compensation plans, which is reflected in the above table.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders was held on April 25, 2006 in Houston, Texas. Five proposals, as described in Cooper’s Proxy statement dated March 14, 2006, were voted upon at the meeting. The following is a brief description of the matters voted upon and the results of voting.
1.	Proposal for the election of three directors for terms expiring in 2009:

	Ivor J. Evans	Kirk S. Hachigian	James R. Wilson
Votes For:	87,867,271	87,408,963	87,946,963
Votes Withheld:	1,690,220	2,148,528	1,610,528
2.	Proposal to appoint Ernst & Young LLP as independent auditors for 2006:

Votes For:	88,221,832
Votes Against:	697,737
Abstain:	637,922
Non-Vote:	—
3.	Proposal to approve the Amended and Restated Management Annual Incentive Plan:

Votes For:	78,486,980
Votes Against:	3,126,377
Abstain:	997,958
Non-Vote:	6,946,176

4.	Proposal to approve the Amended and Restated Directors’ Stock Plan:

Votes For:	75,551,319
Votes Against:	6,020,797
Abstain:	1,039,199
Non-Vote:	6,946,176
5.	Shareholder proposal to implement a code of conduct based on international labor organization human rights standards:

Votes For:	4,893,568
Votes Against:	66,592,637
Abstain:	11,125,110
Non-Vote:	6,946,176
Item 6. Exhibits
10.	Current Compensation Arrangements for Named Executive Officers.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 2005 and the Six Months Ended June 30, 2006 and 2005.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.

(Registrant)

Date: August 3, 2006	/s/ Terry A. Klebe

Terry A. Klebe
Senior Vice President and
Chief Financial Officer

Date: August 3, 2006	/s/ Jeffrey B. Levos

Jeffrey B. Levos
Vice President, Finance and Chief Accounting Officer

Exhibit Index
Exhibit No.
10.	Current Compensation Arrangements for Named Executive Officers.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 2005 and the Six Months Ended June 30, 2006 and 2005.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.