Form 10-Q
period 2006-09-30
COOPER INDUSTRIES LTD
filed 2006-11-07
CIK 1141982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☑
Number of registrant’s common stock outstanding as of September 30, 2006 was 90,909,772 Class A common shares that are held by the public and 12,910,501 Class A common shares and 54,810,129 Class B common shares that are held by the issuer’s wholly owned subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures
Exhibit Index
Current Compensation Arrangements for Named Executive Officers
Separation and Transition Agreement
Computation of Ratios of Earnings to Fixed Charges
Consent of Bates White, LLC
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in millions, where applicable)
Revenues	$1,314.6	$1,210.4	$3,843.3	$3,544.4
Cost of sales	887.2	828.1	2,604.3	2,430.4
Selling and administrative expenses	240.8	235.9	722.6	696.3

Operating earnings	186.6	146.4	516.4	417.7
Interest expense, net	14.0	16.5	38.5	52.0

Income from continuing operations before income taxes	172.6	129.9	477.9	365.7
Income taxes	44.4	27.9	122.2	78.6

Income from continuing operations	128.2	102.0	355.7	287.1
Charge related to discontinued operations, net of income taxes	—	—	20.3	—

Net income	$128.2	$102.0	$335.4	$287.1

Income per common share:
Basic:
Income from continuing operations	$1.40	$1.11	$3.87	$3.09
Charge from discontinued operations	—	—	.22	—

Net income	$1.40	$1.11	$3.65	$3.09

Diluted:
Income from continuing operations	$1.37	$1.08	$3.78	$3.02
Charge from discontinued operations	—	—	.21	—

Net income	$1.37	$1.08	$3.57	$3.02

Cash dividends per common share	$.37	$.37	$1.11	$1.11

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(in millions)
ASSETS
Cash and cash equivalents	$243.9	$452.8
Receivables	960.8	842.4
Inventories	642.2	538.7
Deferred income taxes and other current assets	262.4	297.2

Total current assets	2,109.3	2,131.1

Property, plant and equipment, less accumulated depreciation	662.8	673.7
Goodwill	2,315.8	2,084.0
Deferred income taxes and other noncurrent assets	334.4	326.3

Total assets	$5,422.3	$5,215.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$6.3	$7.6
Accounts payable	455.3	427.8
Accrued liabilities	526.9	518.0
Current discontinued operations liability	207.5	196.3
Current maturities of long-term debt	300.5	11.4

Total current liabilities	1,496.5	1,161.1

Long-term debt	703.3	1,002.9
Postretirement benefits other than pensions	152.7	163.0
Long-term discontinued operations liability	330.0	330.0
Other long-term liabilities	392.1	352.9

Total liabilities	3,074.6	3,009.9

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	255.4	383.2
Retained earnings	2,229.8	1,997.4
Accumulated other nonowner changes in equity	(138.4)	(176.3)

Total shareholders’ equity	2,347.7	2,205.2

Total liabilities and shareholders’ equity	$5,422.3	$5,215.1

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(in millions)
Cash flows from operating activities:
Net income	$335.4	$287.1
Plus: charge related to discontinued operations	20.3	—

Income from continuing operations	355.7	287.1

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	85.0	84.1
Deferred income taxes	12.6	5.0
Excess tax benefits from stock options and awards	(21.4)	—
Restructuring charge payments	—	(0.4)
Changes in assets and liabilities: (1)
Receivables	(87.8)	(114.3)
Inventories	(81.5)	(54.5)
Accounts payable and accrued liabilities	(0.9)	8.3
Other assets and liabilities, net	113.0	85.2

Net cash provided by operating activities	374.7	300.5

Cash flows from investing activities:
Capital expenditures	(58.1)	(71.8)
Cash paid for acquired businesses	(279.4)	(2.4)
Proceeds from sales of property, plant and equipment and other	18.4	6.6

Net cash used in investing activities	(319.1)	(67.6)

Cash flows from financing activities:
Proceeds from issuances of debt	—	1.4
Repayments of debt	(13.3)	(270.1)
Dividends	(103.0)	(103.8)
Subsidiary purchase of parent shares	(261.7)	(166.2)
Excess tax benefits from stock options and awards	21.4	—
Activity under employee stock plans and other	81.1	54.7

Net cash used in financing activities	(275.5)	(484.0)
Effect of exchange rate changes on cash and cash equivalents	11.0	(25.7)

Decrease in cash and cash equivalents	(208.9)	(276.8)
Cash and cash equivalents, beginning of period	452.8	652.8

Cash and cash equivalents, end of period	$243.9	$376.0

(1)	Net of the effects of acquisitions and translation.
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
     Impact of New Accounting Standards - In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. Cooper is currently evaluating the impact of the Interpretation on its consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“the Statement”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability on its balance sheet and recognize changes in its funded status in the year in which the change occurs through accumulated other nonowner changes in equity. The Statement is effective as of the end of the fiscal year ending after December 15, 2006. Cooper is currently evaluating the impact of the Statement on its consolidated financial position, which is anticipated to not be material.
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in millions, except per share amounts)
Net income, as reported	$102.0	$287.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8.3	18.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.0)	(16.1)

Pro-forma net income	$102.3	$289.5

Earnings per share:
Basic — as reported	$1.11	$3.09
Basic — pro-forma	$1.11	$3.12

Diluted — as reported	$1.08	$3.02
Diluted — pro-forma	$1.08	$3.05
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

     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows during the nine months ended September 30, 2006 by $21.4 million.
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 17 million. As of September 30, 2006, 2,627,899 shares remain available for future grants under the Plan all of which are available for grants of performance-based shares and restricted stock units. Activity for each of these stock-incentive awards is discussed in more detail below. Total compensation expense for all share-based compensation arrangements under the Plan was $22.8 million and $30.0 million during the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $8.1 million and $11.5 million during the nine months ended September 30, 2006 and 2005, respectively.
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

	2006	2005
Expected volatility	18.0%	27.7%
Expected dividends	1.8%	2.1%
Expected term (in years)	4.5	5.0
Risk-free rate	4.6%	3.7%

     A summary of option activity under the Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in millions)
Outstanding at January 1, 2006	5,428,821	$48.81
Granted	805,600	$82.79
Exercised	(1,759,729)	$44.15
Forfeited or expired	(93,566)	$67.38

Outstanding at September 30, 2006	4,381,126	$56.53	4.5	$126.7

Vested or expected to vest at September 30, 2006	4,329,550	$56.23	4.8	$125.2

Exercisable at September 30, 2006	2,560,536	$44.83	3.7	$103.9

     The weighted-average grant date fair values of options granted during the nine months ended September 30, 2006 and 2005 were $16.00 and $17.37, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $71.8 million and $36.8 million, respectively.
     As of September 30, 2006, total unrecognized compensation expense related to nonvested stock options was $18.4 million. This expense is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of stock options vested during the nine months ended September 30, 2006 and 2005 was $12.6 million and $8.5 million, respectively.
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

     A summary of the status of Cooper’s nonvested performance-based shares as of September 30, 2006 and changes during the nine months then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Performance-Based Shares	Shares	Fair Value
Nonvested at January 1, 2006	962,138	$55.05
Granted	288,260	$82.83
Vested	(288,975)	$37.58
Forfeited	(73,324)	$64.64

Nonvested at September 30, 2006	888,099	$68.98

     The weighted-average grant-date fair value of performance-based shares granted during the nine months ended September 30, 2006 and 2005 was $82.83 and $69.25, respectively. The total intrinsic value of performance-based shares awarded during the nine months ended September 30, 2006 and 2005 was $24.6 million and $23.9 million, respectively.
     As of September 30, 2006, total unrecognized compensation expense related to nonvested performance-based shares was $29.3 million. This expense is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of performance-based shares vested during the nine months ended September 30, 2006 was $10.9 million. No performance-based shares vested during the nine months ended September 30, 2005.
     A summary of the status of Cooper’s nonvested restricted stock units as of September 30, 2006, and changes during the nine months then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2006	309,400	$49.97
Granted	40,800	$86.61
Vested	(102,600)	$41.36
Forfeited	(23,000)	$48.78

Nonvested at September 30, 2006	224,600	$60.68

     The weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2006 and 2005 was $86.61 and $68.86, respectively. The total intrinsic value of restricted stock units awarded during the nine months ended September 30, 2006 and 2005 was $3.5 million and $8.2 million, respectively.
     As of September 30, 2006, total unrecognized compensation expense related to nonvested restricted stock unit compensation arrangements was $7.6 million. This expense is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of restricted stock units vested during the nine months ended September 30, 2006 and 2005 was $4.2 million and $0.3 million, respectively.
     Cash received from stock option exercises during the nine months ended September 30, 2006 and 2005 was $81.1 million and $54.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $26.2 million and $11.9 million, respectively, during the nine months ended September 30, 2006 and 2005. Cash used to settle equity instruments granted under all share-based payment arrangements during the nine months ended September 30, 2006 and 2005 was immaterial in both periods.
     Cooper has a practice of repurchasing shares on the open market to satisfy shares issued for option exercises and share awards and expects to repurchase approximately 2.6 million shares during 2006, based on estimates of option exercises and share awards vesting for the year.

     The impact of adopting Statement 123(R) on January 1, 2006, on Cooper’s income from continuing operations before income taxes, net income and basic and diluted earnings per share during the nine months ended September 30, 2006 was immaterial.
Note 3. Acquisitions and Divestitures
     Cooper completed four acquisitions during the nine months ended September 30, 2006. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. All of the acquisitions were accounted for as purchases and the results of operations are included in Cooper’s consolidated financial statements since the date of acquisition. Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its understanding of the fair value of the assets and liabilities acquired. In the months after the closing of the transaction, Cooper obtains additional information about the assets and liabilities acquired and finalizes allocation of the purchase price.
     In August 2006, Cooper completed the acquisition of all of the outstanding stock of Cannon Technologies, Inc. for $190.4 million, net of cash acquired, including acquisition costs. Cannon is a provider of automation technologies for monitoring and metering, and energy management by electrical utilities. The Cannon acquisition resulted in the recognition of a preliminary estimate of goodwill of $150.0 million, primarily related to the future earnings and cash flow potential resulting from Cannon’s rapidly expanding customer base. Purchased research and development costs acquired and written off of $4.2 million pre-tax were included in cost of sales.
     In the first nine months of 2006, Cooper acquired three additional companies for total consideration of $89.0 million, net of cash acquired, including acquisition costs. In general, the acquired businesses were manufacturers and assemblers of electrical products, in markets such as aerospace, subsea, military, industrial and fire and safety. These companies were all complementary to existing businesses owned by Cooper and resulted in aggregate goodwill of $41.0 million.
     In July 2006, Cooper divested one small business within the Electrical Products segment for aggregate proceeds of $11.5 million. A pre-tax gain of $4.7 million was recognized on the divestiture.
     The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended September 30, 2006:

	Cannon	All Others	Total
		(in millions)
Receivables	$6.5	$8.7	$15.2
Inventories	4.6	12.6	17.2
Property, Plant and Equipment	1.7	8.5	10.2
Goodwill	150.0	41.0	191.0
Other intangible assets	55.5	33.0	88.5
Accounts payable	(3.8)	(1.9)	(5.7)
Other assets and liabilities, net	(24.1)	(12.9)	(37.0)

Net cash consideration	$190.4	$89.0	$279.4

     Cooper continues to evaluate the fair value of the assets and liabilities acquired during the nine months ended September 30, 2006 and will adjust the allocations as additional information relative to the businesses becomes available for up to one year from the acquisition date.
     Pro-forma results of operations for 2006 and 2005, assuming the acquisitions had been made at the beginning of the year, would not be materially different from reported results.

Note 4. Inventories

	September 30,	December 31,
	2006	2005
	(in millions)
Raw materials	$213.0	$206.1
Work-in-process	171.4	137.9
Finished goods	383.2	303.7
Perishable tooling and supplies	14.1	14.4

	781.7	662.1
Allowance for excess and obsolete inventory	(68.5)	(58.7)
Excess of current standard costs over LIFO costs	(71.0)	(64.7)

Net inventories	$642.2	$538.7

Note 5. Shareholders’ Equity
     At September 30, 2006, 90,909,772 Class A common shares, $.01 par value were issued and outstanding (excluding the 12,910,501 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 91,556,569 Class A common shares, $.01 par value (excluding the 9,850,101 Class A common shares held by wholly-owned subsidiaries) at December 31, 2005. During the nine months ended September 30, 2006, Cooper issued 2,413,603 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the nine months ended September 30, 2006, Cooper’s wholly-owned subsidiaries purchased 3,060,400 Class A common shares for $261.7 million under Cooper’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share.
Note 6. Segment Information

	Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)
Electrical Products	$1,127.4	$1,027.5	$3,291.5	$3,006.4
Tools	187.2	182.9	551.8	538.0

Total revenues	$1,314.6	$1,210.4	$3,843.3	$3,544.4

	Operating Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in millions)
Electrical Products	$186.4	$158.2	$524.0	$441.8
Tools	24.3	15.5	61.2	46.0

Segment operating earnings	210.7	173.7	585.2	487.8
General Corporate expenses	24.1	27.3	68.8	70.1

Total operating earnings	186.6	146.4	516.4	417.7
Interest expense, net	14.0	16.5	38.5	52.0

Income from continuing operations before income taxes	$172.6	$129.9	$477.9	$365.7

Note 7. Pension and Other Postretirement Benefits
     During June 2006, Cooper announced that, effective January 1, 2007, future benefit accruals will cease under the Cooper U. S. Salaried Pension Plan. Benefits earned through December 31, 2006 will remain in each participant’s Salaried Pension Plan account. The account balance will continue to earn interest credits until a participant is eligible for and elects to receive the plan benefit. Cooper recognized a curtailment loss of $4.2 million in the second quarter of 2006 as a result of this action. Beginning in 2007, Cooper will make a cash contribution equal to 3% of compensation to the Retirement Savings and Stock-Ownership Plan (“CO-SAV”). Cooper will further increase the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match up to 6% of employee contributions.
     Cooper also announced the elimination of postretirement life insurance for active employees, effective January 1, 2007. As a result, Cooper recognized a curtailment gain of $3.2 million in the second quarter of 2006.

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in millions)
Components of net periodic benefit cost:

Service cost	$4.1	$4.2	$12.5	$12.9

Interest cost	10.4	9.8	31.1	30.2

Expected return on plan assets	(12.2)	(12.0)	(36.9)	(37.4)

Amortization of prior service cost	0.1	0.2	0.4	0.5

Recognized actuarial loss	2.9	2.4	10.1	7.2

Curtailment loss	—	—	4.2	—

Net periodic benefit cost	$5.3	$4.6	$21.4	$13.4

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in millions)
Components of net periodic benefit cost:

Service cost	$—	$0.1	$0.1	$0.2

Interest cost	1.4	1.7	4.1	5.2

Amortization of prior service cost	(0.5)	—	(1.5)	—

Recognized actuarial gain	(0.7)	(0.8)	(2.1)	(2.3)

Curtailment gain	—	—	(3.2)	—

Net periodic benefit (income) cost	$0.2	$1.0	$(2.6)	$3.1

Note 8. Income Taxes
     The effective tax rate was 25.6% for the nine months ended September 30, 2006 and 21.5% for the nine months ended September 30, 2005. The rate increase is primarily related to increased earnings in 2006 without a corresponding increase in tax benefits.
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

Note 9. Net Income Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)
Basic:

Income from continuing operations	$128.2	$102.0	$355.7	$287.1

Charge from discontinued operations	—	—	20.3	—

Net income applicable to common stock	$128.2	$102.0	$335.4	$287.1

Weighted average common shares outstanding	91.4	92.3	92.0	92.8

Diluted:

Income from continuing operations	$128.2	$102.0	$355.7	$287.1

Charge from discontinued operations	—	—	20.3	—

Net income applicable to common stock	$128.2	$102.0	$335.4	$287.1

Weighted average common shares outstanding	91.4	92.3	92.0	92.8

Incremental shares from assumed conversions:

Options, performance-based stock awards and other employee awards	1.9	2.5	2.0	2.4

Weighted average common shares and common share equivalents	93.3	94.8	94.0	95.2

Options and employee awards are not considered in the calculations if the effect would be antidilutive.
Note 10. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in millions)
Net income	$128.2	$102.0	$335.4	$287.1
Foreign currency translation gains (losses)	15.8	(6.9)	34.8	(20.4)
Change in fair value of derivatives	3.9	1.2	3.1	0.1

Net income and other nonowner changes in equity	$147.9	$96.3	$373.3	$266.8

Note 11. Restructuring
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action included plans for the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. In 2005, Cooper reached a final agreement related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The multiple-employer pension obligation was satisfied with a cash payment of $14.1 million in October 2006 representing full and final payment of the withdrawal liability. The remaining $5.9 million charge primarily represented severance for announced employment reductions at several locations. Substantially all of the severance payments were made as of March 31, 2006.
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
     See “Restructuring” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Note 12. Charge Related to Discontinued Operations
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2006, a total of 140,813 Abex Claims were filed, of which 109,325 claims have been resolved leaving 31,488 Abex Claims pending at September 30, 2006, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2006, 1,405 claims were filed and 8,735 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,965 before insurance. A total of $100.7 million was spent on defense costs for the period August 28, 1998 through September 30, 2006. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
     In December 2005, Cooper announced that the Company and other parties involved in the resolution of the Federal-Mogul bankruptcy proceeding had reached an agreement regarding Cooper’s participation in Federal Mogul’s proposed 524 (g) asbestos trust. By participating in this trust, Cooper would resolve its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval, approval of 75 percent of the current Abex asbestos claimants and certain other approvals. The settlement would resolve more than 38,000 pending Abex Claims as of December 2005. Future claims would be resolved through the bankruptcy trust, and Cooper would be protected against future claims by an injunction to be issued by the district court upon plan confirmation.
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
     Cooper will pay all defense costs through the date Federal-Mogul emerges from bankruptcy and will be reimbursed for indemnity payments to the extent such payments are eligible for payment from the trust. Cooper will retain the rights to receive the insurance proceeds related to indemnity and defense costs paid prior to the date Federal-Mogul emerges from bankruptcy. For claims paid by the trust, the trust will retain 10 percent of any reimbursed insurance proceeds for the first 25 years and thereafter will retain 15 percent.
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
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $537.5 million at September 30, 2006 and $526.3 million at December 31, 2005.
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

Consolidating Income Statements
Three Months Ended September 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$860.9	$508.3	$(54.6)	$1,314.6
Cost of sales	—	(0.2)	0.5	598.5	343.0	(54.6)	887.2
Selling and administrative expenses	2.0	4.9	16.8	126.0	91.1	—	240.8
Interest expense, net	(0.2)	11.7	3.6	—	(1.1)	—	14.0
Equity in earnings of subsidiaries, net of tax	159.9	(136.8)	98.4	22.3	96.2	(240.0)	—
Intercompany income (expense)	(4.9)	145.0	3.0	(105.5)	(12.7)	(24.9)	—

Income (loss) before income taxes	153.2	(8.2)	80.5	53.2	158.8	(264.9)	172.6
Income tax expense (benefit)	—	(7.7)	(15.9)	11.7	56.3	—	44.4

Net income (loss)	$153.2	$(0.5)	$96.4	$41.5	$102.5	$(264.9)	$128.2

Three Months Ended September 30, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$820.2	$430.2	$(40.0)	$1,210.4
Cost of sales	—	(0.2)	(0.1)	573.5	294.9	(40.0)	828.1
Selling and administrative expenses	2.0	4.1	21.6	124.7	83.5	—	235.9
Interest expense, net	(0.1)	13.7	(1.2)	—	4.1	—	16.5
Equity in earnings of subsidiaries, net of tax	122.4	9.3	94.6	(90.8)	66.9	(202.4)	—
Intercompany income (expense)	(1.8)	(10.3)	(32.3)	(88.4)	149.5	(16.7)	—

Income (loss) before income taxes	118.7	(18.6)	42.0	(57.2)	264.1	(219.1)	129.9
Income tax expense (benefit)	—	(10.3)	(24.8)	10.3	52.7	—	27.9

Net income (loss)	$118.7	$(8.3)	$66.8	$(67.5)	$211.4	$(219.1)	$102.0

Consolidating Income Statements
Nine Months Ended September 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$2,529.1	$1,486.5	$(172.3)	$3,843.3
Cost of sales	—	(0.6)	0.5	1,767.3	1,009.4	(172.3)	2,604.3
Selling and administrative expenses	7.5	12.6	48.4	385.8	268.3	—	722.6
Interest expense, net	(0.5)	33.5	8.9	—	(3.4)	—	38.5
Equity in earnings of subsidiaries, net of tax	428.2	(118.3)	247.7	69.5	246.6	(873.7)	—
Intercompany income (expense)	(12.2)	138.0	10.8	(318.3)	255.2	(73.5)	—

Income (loss) from continuing operations before income taxes	409.0	(25.8)	200.7	127.2	714.0	(947.2)	477.9
Income tax expense (benefit)	—	(21.5)	(46.0)	23.6	166.1	—	122.2

Income from continuing operations	409.0	(4.3)	246.7	103.6	547.9	(947.2)	355.7
Charge related to discontinued operations, net of tax	—	20.3	—	—	—	—	20.3

Net income (loss)	$409.0	$(24.6)	$246.7	$103.6	$547.9	$(947.2)	$335.4

Nine Months Ended September 30, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$2,382.8	$1,262.2	$(100.6)	$3,544.4
Cost of sales	0.2	—	1.3	1,684.4	845.1	(100.6)	2,430.4
Selling and administrative expenses	6.7	7.9	53.4	376.1	252.2	—	696.3
Interest expense, net	(1.0)	40.6	(2.9)	—	15.3	—	52.0
Equity in earnings of subsidiaries, net of tax	360.4	59.0	256.4	69.9	196.3	(942.0)	—
Intercompany income (expense)	(4.3)	(37.1)	(77.7)	(209.2)	391.5	(63.2)	—

Income (loss) before income taxes	350.2	(26.6)	126.9	183.0	737.4	(1,005.2)	365.7
Income tax expense (benefit)	—	(31.8)	(69.3)	38.7	141.0	—	78.6

Net income	$350.2	$5.2	$196.2	$144.3	$596.4	$(1,005.2)	$287.1

Consolidating Balance Sheets
September 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$0.8	$—	$61.5	$(2.3)	$183.9	$—	$243.9
Receivables	—	—	5.5	529.1	426.2	—	960.8
Inventories	—	—	—	357.9	284.3	—	642.2
Deferred income taxes and other current assets	—	141.2	39.6	47.5	34.1	—	262.4

Total current assets	0.8	141.2	106.6	932.2	928.5	—	2,109.3

Property, plant and equipment, less accumulated depreciation	—	—	45.5	321.7	295.6	—	662.8
Goodwill	—	—	—	1,023.9	1,291.9	—	2,315.8
Investment in subsidiaries	3,382.7	569.9	4,002.7	1,194.8	1,151.1	(10,301.2)	—
Investment in parent	—	—	2,808.8	—	312.7	(3,121.5)	—
Intercompany accounts receivable	675.5	797.8	—	1,075.6	631.7	(3,180.6)	—
Intercompany notes receivable	83.9	24.3	741.5	8.4	3,970.1	(4,828.2)	—
Deferred income taxes and other noncurrent assets	—	53.5	24.5	88.3	168.1	—	334.4

Total assets	$4,142.9	$1,586.7	$7,729.6	$4,644.9	$8,749.7	$(21,431.5)	$5,422.3

Short-term debt	$—	$—	$—	$—	$6.3	$—	$6.3
Accounts payable	34.0	11.4	9.6	220.6	179.7	—	455.3
Accrued liabilities	4.9	39.2	108.9	221.1	152.8	—	526.9
Current discontinued operations liability	—	207.5	—	—	—	—	207.5
Current maturities of long-term debt	—	300.0	—	—	0.5	—	300.5

Total current liabilities	38.9	558.1	118.5	441.7	339.3	—	1,496.5

Long-term debt	—	370.7	323.9	8.1	0.6	—	703.3
Intercompany accounts payable	—	—	3,180.6	—	—	(3,180.6)	—
Intercompany notes payable	478.2	322.3	1,870.0	1,705.8	451.9	(4,828.2)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(13.4)	197.1	212.8	148.3	—	544.8

Total liabilities	517.1	1,567.7	5,690.1	2,368.4	940.1	(8,008.8)	3,074.6

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	470.6	(470.6)	—
Capital in excess of par value	3,366.6	—	50.9	1,393.5	5,168.1	(9,723.7)	255.4
Retained earnings	263.9	129.5	2,138.0	868.6	2,281.2	(3,451.4)	2,229.8
Accumulated other non- owner changes in equity	(6.2)	(110.5)	(149.4)	14.4	(110.3)	223.6	(138.4)

Total shareholders’ equity	3,625.8	19.0	2,039.5	2,276.5	7,809.6	(13,422.7)	2,347.7

Total liabilities and shareholders’ equity	$4,142.9	$1,586.7	$7,729.6	$4,644.9	$8,749.7	$(21,431.5)	$5,422.3

Consolidating Balance Sheets
December 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$64.1	$—	$144.4	$(3.5)	$247.8	$—	$452.8
Receivables	0.1	—	8.6	469.7	364.0	—	842.4
Inventories	—	—	—	327.1	211.6	—	538.7
Deferred income taxes and other current assets	1.2	130.7	94.0	48.8	22.5	—	297.2

Total current assets	65.4	130.7	247.0	842.1	845.9	—	2,131.1

Property, plant and equipment, less accumulated depreciation	—	—	41.0	339.5	293.2	—	673.7
Goodwill	—	—	—	1,018.3	1,065.7	—	2,084.0
Investment in subsidiaries	2,887.9	759.5	3,579.4	917.6	899.1	(9,043.5)	—
Investment in parent	—	—	2,547.1	—	312.7	(2,859.8)	—
Intercompany accounts receivable	588.4	550.5	—	1,367.3	589.9	(3,096.1)	—
Intercompany notes receivable	43.9	23.5	651.1	0.8	3,683.4	(4,402.7)	—
Deferred income taxes and other noncurrent assets	—	223.5	48.7	(43.2)	97.3	—	326.3

Total assets	$3,585.6	$1,687.7	$7,114.3	$4,442.4	$7,787.2	$(19,402.1)	$5,215.1

Short-term debt	$—	$—	$—	$—	$7.6	$—	$7.6
Accounts payable	34.1	14.0	8.0	214.7	157.0	—	427.8
Accrued liabilities	3.9	28.9	107.5	238.8	138.9	—	518.0
Current discontinued operations liability	—	196.3	—	—	—	—	196.3
Current maturities of long-term debt	—	11.0	—	—	0.4	—	11.4

Total current liabilities	38.0	250.2	115.5	453.5	303.9	—	1,161.1

Long-term debt	—	670.0	323.7	8.0	1.2	—	1,002.9
Intercompany accounts payable	—	—	3,096.1	—	—	(3,096.1)	—
Intercompany notes payable	326.0	258.7	1,652.8	1,708.0	457.2	(4,402.7)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	131.4	191.2	77.0	116.3	—	515.9

Total liabilities	364.0	1,640.3	5,379.3	2,246.5	878.6	(7,498.8)	3,009.9

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	272.9	(272.9)	—
Capital in excess of par value	3,232.7	—	29.4	1,388.6	5,082.3	(9,349.8)	383.2
Retained earnings	31.5	162.4	1,892.3	832.5	1,733.2	(2,654.5)	1,997.4
Accumulated other non- owner changes in equity	(44.1)	(115.0)	(186.7)	(25.2)	(179.8)	374.5	(176.3)

Total shareholders’ equity	3,221.6	47.4	1,735.0	2,195.9	6,908.6	(11,903.3)	2,205.2

Total liabilities and shareholders’ equity	$3,585.6	$1,687.7	$7,114.3	$4,442.4	$7,787.2	$(19,402.1)	$5,215.1

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(15.8)	$(20.8)	$45.7	$(23.4)	$389.0	$—	$374.7

Cash flows from investing activities:
Capital expenditures	—	—	(10.5)	(24.6)	(23.0)	—	(58.1)
Cash paid for acquired businesses	—	—	(42.4)	(230.8)	(6.2)	—	(279.4)
Investment in affiliates	(12.3)	—	(36.0)	—	—	48.3	—
Loans to affiliates	(102.0)	—	(36.9)	—	(384.4)	523.3	—
Repayments of loans from affiliates	64.0	—	—	—	101.2	(165.2)	—
Dividends from affiliates	5.0	—	68.6	—	5.9	(79.5)	—
Other	—	—	—	0.8	17.6	—	18.4

Net cash used in investing activities	(45.3)	—	(57.2)	(254.6)	(288.9)	326.9	(319.1)

Cash flows from financing activities:
Repayments of debt	—	(11.0)	—	—	(2.3)	—	(13.3)
Borrowings from affiliates	197.2	36.8	289.2	—	0.1	(523.3)	—
Repayments of loans to affiliates	(47.3)	—	(73.6)	(2.4)	(41.9)	165.2	—
Other intercompany financing activities	9.5	(5.0)	(112.9)	281.6	(173.2)	—	—
Dividends	(103.0)	—	—	—	—	—	(103.0)
Dividends paid to affiliates	(73.5)	—	—	—	(6.0)	79.5	—
Subsidiary purchase of parent shares	14.9	—	(276.6)	—	—	—	(261.7)
Issuance of stock	—	—	—	—	48.3	(48.3)	—
Excess tax benefits from stock options and awards	—	—	21.4	—	—	—	21.4
Employee stock plan activity and other	—	—	81.1	—	—	—	81.1

Net cash provided by (used in) financing activities	(2.2)	20.8	(71.4)	279.2	(175.0)	(326.9)	(275.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	11.0	—	11.0

Increase (decrease) in cash and cash equivalents	(63.3)	—	(82.9)	1.2	(63.9)	—	(208.9)
Cash and cash equivalents, beginning of period	64.1	—	144.4	(3.5)	247.8	—	452.8

Cash and cash equivalents, end of period	$0.8	$—	$61.5	$(2.3)	$183.9	$—	$243.9

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(4.9)	$(114.0)	$0.5	$20.0	$398.9	$—	$300.5

Cash flows from investing activities:
Capital expenditures	—	—	(11.0)	(30.4)	(30.4)	—	(71.8)
Cash paid for acquired businesses	—	—	—	—	(2.4)	—	(2.4)
Investment in affiliates	(11.1)	(9.8)	(30.3)	(3.4)	—	54.6	—
Loans to affiliates	(46.0)	(14.1)	(72.2)	(0.7)	(137.1)	270.1	—
Repayments of loans from affiliates	25.6	—	—	—	—	(25.6)	—
Dividends from affiliates	—	0.9	67.7	31.8	3.1	(103.5)	—
Other	—	1.5	—	0.5	4.6	—	6.6

Net cash used in investing activities	(31.5)	(21.5)	(45.8)	(2.2)	(162.2)	195.6	(67.6)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	—	—	1.4	—	1.4
Repayments of debt	—	(152.0)	—	—	(118.1)	—	(270.1)
Borrowings from affiliates	137.1	7.9	—	3.5	121.6	(270.1)	—
Repayments of loans to affiliates	—	—	—	—	(25.6)	25.6	—
Other intercompany financing activities	(16.7)	279.5	(100.5)	(19.9)	(142.4)	—	—
Dividends	(103.8)	—	—	—	—	—	(103.8)
Dividends paid to affiliates	(46.4)	—	—	(12.8)	(44.3)	103.5	—
Subsidiary purchase of parent shares	11.2	—	(78.0)	—	(99.4)	—	(166.2)
Issuance of stock	—	—	—	—	54.6	(54.6)	—
Employee stock plan activity and other	—	—	54.7	—	—	—	54.7

Net cash provided by (used in) financing activities	(18.6)	135.4	(123.8)	(29.2)	(252.2)	(195.6)	(484.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(25.7)	—	(25.7)

Decrease in cash and cash equivalents	(55.0)	(0.1)	(169.1)	(11.4)	(41.2)	—	(276.8)
Cash and cash equivalents, beginning of period	111.5	—	246.0	1.2	294.1	—	652.8

Cash and cash equivalents, end of period	$56.5	$(0.1)	$76.9	$(10.2)	$252.9	$—	$376.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
     Net income for the third quarter of 2006 was $128.2 million on revenues of $1,314.6 million compared with 2005 third quarter net income of $102.0 million on revenues of $1,210.4 million. Third quarter diluted earnings per share increased 27% to $1.37 in 2006 from $1.08 in 2005.
Revenues:
     Revenues for the third quarter of 2006 increased 9% compared to the third quarter of 2005. Foreign currency translation increased reported revenues by approximately 1% for the quarter and the impact of acquisitions increased reported revenues by approximately 2% for the quarter.
     Electrical Products segment revenues increased 10% compared to the third quarter of 2005. Excluding the impact of currency translation, revenues increased approximately 9% compared to the third quarter of 2005. The impact of acquisitions increased segment revenues by approximately 2%. Strong demand from industrial and utility markets continues to drive year-over-year core revenue growth. Demand from non-residential construction markets improved during the quarter, while retail sales were down, due to softening of residential markets and the ceding of product offerings in the retail channel over prices. The businesses within the Electrical Products segment continued to penetrate new and existing markets through successful product introductions, coordinated marketing initiatives and execution of global growth strategies.
     Tools segment revenues for the third quarter of 2006 increased 2% from the third quarter of 2005. Excluding the impact of favorable currency translation, revenues increased approximately 1% over the third quarter of 2005. Demand within the industrial and commercial markets improved for both Hand Tools and Power Tools. Shipments of assembly equipment declined as compared to the prior year quarter.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.5% for the third quarter of 2006 compared to 68.4% for the comparable 2005 quarter. The decline in cost of sales percentage resulted primarily from production leverage on higher volume, improved pricing in key markets and channels, a continued favorable shift in sales mix and benefits realized through productivity and sourcing cost reduction initiatives. These improvements were partially offset by inflation in key commodity, energy and transportation costs.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.5% for the third quarter of 2006 compared to 67.9% for the third quarter of 2005. The reduction in cost of sales percentage resulted from sales volume leverage, a shift in sales mix away from the lower margin retail channel, cost reductions through productivity improvement initiatives, and price increases to offset inflation in commodity costs. Tools segment cost of sales, as a percentage of revenues, was 67.3% for the third quarter of 2006 compared to 71.6% for the third quarter of 2005. The decrease in cost of sales percentage was driven by productivity improvements, prior year restructuring and a gain on the sale of property in the third quarter of 2006.
     Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2006 were 18.3% compared to 19.5% for the third quarter of 2005. The decline was due to sales volume leverage, sales mix, and the non-recurrence of costs incurred in the third quarter of 2005 related to the retirement of a senior executive and costs relating to reorganizing certain corporate activities, which were partially offset by continued investment in strategic growth initiatives.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2006 were 16.0% compared to 16.7% for the third quarter of 2005. The decline was driven by strong leverage of fixed costs on increased sales volumes, cost reductions achieved through prior restructuring actions and benefits from ongoing productivity improvement initiatives more than offsetting increased investments in sales expansion initiatives.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2006 were 19.7% compared to 19.9% for the third quarter of 2005. The decline in selling and administrative expenses percentage was driven by increased sales volumes providing leverage against fixed costs and benefits realized from prior restructuring actions.
     Interest expense, net for the third quarter of 2006 decreased $2.5 million from the 2005 third quarter, primarily as a result of both lower average debt balances and average interest rates on borrowings. Average debt balances were $1.07 billion and $1.27 billion and average interest rates were 5.8% and 6.1% during the third quarter of 2006 and 2005, respectively. The decline in the average interest rates was primarily the result of conversion of debt balances to lower interest-rate debt. The debt balance during the third quarter of 2005 included 6.25%, 300 million Euro bonds that matured in October 2005. Cooper partially funded repayment of this Euro bond debt with $325 million, 5.25% senior unsecured notes maturing in 2012. Proceeds from the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55%.
Operating Earnings:
     Electrical Products segment third quarter 2006 operating earnings increased 18% to $186.4 million from $158.2 million for the same quarter of last year. The increase was a result of leveraging fixed costs on higher volumes, successful cost reduction and productivity improvement initiatives, and a shift in sales mix away from the lower margin retail channel, with increased prices offsetting inflation in production material costs.
     Tools segment third quarter 2006 operating earnings increased 57% to $24.3 million compared to $15.5 million in the third quarter of 2005. The increase primarily reflects operating efficiencies through productivity improvements, sales mix, gain on property sale and prior year restructuring actions.
     General Corporate expense decreased $3.2 million to $24.1 million for the third quarter of 2006 compared to $27.3 million during the third quarter of 2005. In the third quarter of 2005, General Corporate expense included additional stock-based compensation expense due to the accelerated vesting of expense related to the retirement of a senior executive, as well as costs relating to reorganizing certain corporate activities.
Income Taxes:
     The effective tax rate was 25.7% for the third quarter of 2006 and 21.5% for the third quarter of 2005. The rate increase is primarily related to increased earnings in 2006, without a corresponding increase in tax benefits.
Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
     Income from continuing operations for the nine months ended September 30, 2006 was $355.7 million on revenues of $3,843.3 million compared with income from continuing operations of $287.1 million on revenues of $3,544.4 million during the nine months ended September 30, 2005. Diluted earnings per share from continuing operations increased 25% to $3.78 in 2006 from $3.02 during the nine months ended September 30, 2005.

Revenues:
     Revenues for the nine months ended September 30, 2006 increased 8% compared to the nine months ended September 30, 2005. The impact of foreign currency translation was nominal and the impact of acquisitions increased 2006 revenues by approximately 1%.
     Electrical Products segment revenues for the nine months ended September 30, 2006 increased approximately 9% compared to the nine months ended September 30, 2005. Foreign currency translation had a nominal impact on 2006 revenues. The impact of acquisitions increased segment revenues by approximately 1%. All of the Electrical Products segment businesses posted revenue growth during 2006. Sales growth was a result of strong demand from industrial and utility markets, improvement in non-residential construction demand and successful penetration into new and developing geographic markets. These gains more than offset a decline in retail sales due to a ceding of product lines in the retail channel over prices.
     Tools segment revenues for the nine months ended September 30, 2006 increased approximately 3% compared to the nine months ended September 30, 2005. Foreign currency translation increased revenues by approximately 1%. Increases in sales of hand tools, driven by new product introductions and strength in industrial markets, offset the loss of chain position in a major retailer. Domestic industrial power tools strength and moderate price realization offset weakness in the automated systems business.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.8% for the nine months ended September 30, 2006 compared to 68.6% for the comparable 2005 period. The decrease in the cost of sales percentage was primarily a result of leveraging fixed costs against higher volumes, successful cost reduction and productivity improvement initiatives, and an improved sales mix. Pricing has been keeping pace with inflationary pressures and energy costs.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.6% for the nine months ended September 30, 2006 compared to 68.1% for the nine months ended September 30, 2005. The decrease in the cost of sales percentage was primarily the result of a shift in sales mix away from the lower margin retail channel, leverage on higher volumes, successful productivity improvement initiatives and pricing offsetting inflationary pressures for production material and energy costs.
     Tools segment cost of sales, as a percentage of revenues, was 69.0% for the nine months ended September 30, 2006 compared to 70.9% for the same period of 2005. The decrease in cost of sales percentage reflects continuing cost productivity improvements, sales mix, and price increase realization.
     Selling and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2006 were 18.8% compared to 19.6% for the nine months ended September 30, 2005. The decrease is due to benefits realized from prior year restructuring actions and leverage against higher volumes, which were partially offset by higher pension cost and continued investment in global sales expansion.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2006 were 16.5% compared to 17.2% for the nine months ended September 30, 2005. The decrease in selling and administrative expenses percentage is primarily due to leveraging higher volumes, enterprise business system benefits, and benefits realized from prior year cost reductions. These performance improvements more than offset continued investment in key commercial and global growth initiatives.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2006 were 19.9% compared to 20.5% for the comparable period of 2005. The decrease in the selling and administrative expenses percentage is primarily due to leverage on fixed costs and cost reduction activities.

     Interest expense, net for the nine months ended September 30, 2006 decreased $13.5 million from the nine months ended September 30, 2005 as a result of both lower average debt balances and average interest rates. Average debt balances were $1.04 billion and $1.33 billion and average interest rates were 5.7% and 6.0% for the nine months ended September 30, 2006 and 2005, respectively. The decline in the average interest rates was primarily the result of conversion of debt balances to lower interest-rate debt. The debt balance during the comparable 2005 period included 6.25%, 300 million Euro bonds that matured in October 2005. Cooper partially funded repayment of this Euro bond debt with $325 million, 5.25% senior unsecured notes maturing in 2012. Proceeds from the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55%.
Operating Earnings:
     Electrical Products segment operating earnings for the nine months ended September 30, 2006 increased 19% to $524.0 million from $441.8 million for the same period of last year. The increase was primarily due to a shift in sales mix away from the lower margin retail channel, continued productivity improvements, and favorable pricing offsetting inflation in production material costs.
     Tools segment operating earnings for the nine months ended September 30, 2006 increased 33% to $61.2 million compared to $46.0 million during the same period of 2005. The increase reflects leverage on fixed costs due to increased volume, sales mix, price increase realization, and continuing improvements in operating efficiencies.
     General Corporate expense for the nine months ended September 30, 2006 decreased $1.3 million to $68.8 million compared to $70.1 million for the same period of 2005. In 2005, General Corporate expense included additional stock-based compensation expense due to the accelerated vesting of expense related to the retirement of a senior executive as well as costs relating to reorganizing certain corporate activities.
Restructuring:
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action included plans for the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. In 2005, Cooper reached a final agreement related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The multiple-employer pension obligation was satisfied with a cash payment of $14.1 million in October 2006 representing full and final payment of the withdrawal liability. The remaining $5.9 million charge primarily represented severance for announced employment reductions at several locations. Substantially all of the severance payments were made as of March 31, 2006.
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

Income Taxes:
     The effective tax rate was 25.6% for the nine months ended September 30, 2006 and 21.5% for the nine months ended September 30, 2005. The rate increase is primarily related to increased earnings in 2006 without a corresponding increase in tax benefits.
Charge Related to Discontinued Operations:
     In the second quarter of 2006, Cooper recorded an additional charge of $20.3 million, net of an $11.4 million income tax benefit (or $.21 per diluted share) related to potential asbestos obligations regarding the Automotive Products segment which was sold in 1998. See Note 12 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $194.4 million during the nine months ended September 30, 2006. The increase included a $118.4 million increase in receivables and a $103.5 million increase in inventories, partially offset by a $27.5 million increase in accounts payable, which were all driven by increased sales volume and actions to improve customer service. The increase in inventories was partially offset by a $9.8 million increase in the allowance for excess and obsolete inventories. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the nine months ended September 30, 2006 of 4.9 turns increased from 4.5 turns in the same period of 2005 and was primarily due to revenues growing at a higher rate than operating working capital.
     Cash provided by operating activities was $375 million during the nine months ended September 30, 2006. This cash, plus an additional $209 million of cash and cash equivalents and $81 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $58 million, acquisitions of $279 million, dividends of $103 million and share purchases of $262 million.
     Cash provided by operating activities was $301 million for the nine months ended September 30, 2005. This cash, plus $277 million of cash and cash equivalents and $55 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $72 million, dividends of $104 million, debt repayments of $270 million and share purchases of $166 million.
     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $6.3 million and $2.1 million during the nine months ended September 30, 2006 and 2005, respectively.
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

Capital Resources:
     Cooper currently targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 30.1% at September 30, 2006, 31.7% at December 31, 2005 and 32.2% at September 30, 2005.
     At September 30, 2006 and December 31, 2005, Cooper had cash and cash equivalents of $243.9 million and $452.8 million, respectively. At September 30, 2006 and December 31, 2005, Cooper had short-term debt of $6.3 million and $7.6 million, respectively, and no commercial paper outstanding.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash and committed credit facilities. At September 30, 2006, Cooper had a $500 million committed credit facility, which matures in November 2009. Short-term debt to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of September 30, 2006, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2005.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	September 30,
	2006	2005
	(in millions)
Electrical Products	$593.4	$397.7
Tools	75.5	64.0

	$668.9	$461.7

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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2006, a total of 140,813 Abex Claims were filed, of which 109,325 claims have been resolved leaving 31,488 Abex Claims pending at September 30, 2006, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2006, 1,405 claims were filed and 8,735 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,965 before insurance. A total of $100.7 million was spent on defense costs for the period August 28, 1998 through September 30, 2006. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
     In December 2005, Cooper announced that the Company and other parties involved in the resolution of the Federal-Mogul bankruptcy proceeding had reached an agreement regarding Cooper’s participation in Federal Mogul’s proposed 524 (g) asbestos trust. By participating in this trust, Cooper would resolve its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval, approval of 75 percent of the current Abex asbestos claimants and certain other approvals. The settlement would resolve more than 38,000 pending Abex Claims as of December 2005. Future claims would be resolved through the bankruptcy trust, and Cooper would be protected against future claims by an injunction to be issued by the district court upon plan confirmation.
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
     Cooper will pay all defense costs through the date Federal-Mogul emerges from bankruptcy and will be reimbursed for indemnity payments to the extent such payments are eligible for payment from the trust. Cooper will retain the rights to receive the insurance proceeds related to indemnity and defense costs paid prior to the date Federal-Mogul emerges from bankruptcy. For claims paid by the trust, the trust will retain 10 percent of any reimbursed insurance proceeds for the first 25 years and thereafter will retain 15 percent.
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
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $537.5 million at September 30, 2006 and $526.3 million at December 31, 2005.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended September 30, 2006:

Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
As of 6/30/06				4,524,450
7/01/06 – 7/31/06	371,200	$88.35	371,200	4,153,250
8/01/06 – 8/31/06	196,300	$85.37	196,300	3,956,950
9/01/06 – 9/30/06	325,700	$82.05	325,700	3,631,250

Total	893,200	$85.40	893,200

(1)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to five million shares of Cooper’s Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2006, Cooper’s current estimate is that 2.6 million shares will be issued under equity compensation plans, which is reflected in the above table.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 6. Exhibits
10.1	Current Compensation Arrangements for Named Executive Officers.

10.2	Separation and Transition Agreement dated September 1, 2006 between Cooper Industries, Ltd. and David R. Sheil.

10.3	Term Sheet Pneumo Abex Settlement Plan A and Plan B dated as of July 6, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Cooper’s Current Reports on Form 8-K filed July 7, 2006 and July 21, 2006).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 2005 and the Nine Months Ended September 30, 2006 and 2005.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.
(Registrant)
Date: November 7, 2006	/s/ Terry A. Klebe
Terry A. Klebe
Senior Vice President and Chief Financial Officer

Date: November 7, 2006	/s/ Jeffrey B. Levos
Jeffrey B. Levos
Vice President, Finance and Chief Accounting Officer

Exhibit Index
Exhibit No.

10.1	Current Compensation Arrangements for Named Executive Officers.

10.2	Separation and Transition Agreement dated September 1, 2006 between Cooper Industries, Ltd. and David R. Sheil.

10.3	Term Sheet Pneumo Abex Settlement Plan A and Plan B dated as of July 6, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Cooper’s Current Reports on Form 8-K filed July 7, 2006 and July 21, 2006).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2001 through 2005 and the Nine Months Ended September 30, 2006 and 2005.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.