Form 10-K
period 2006-12-31
COOPER INDUSTRIES LTD
filed 2007-02-21
CIK 1141982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was $8,485,636,152 based on the closing sale price as reported on the New York Stock Exchange.
     Number of registrant’s common shares outstanding as of January 31, 2007 — 91,244,066 publicly traded Class A common shares, 13,046,201 Class A common shares held by the issuer’s subsidiaries, and 54,810,129 Class B common shares held by the issuer’s subsidiaries.
DOCUMENTS INCORPORATED BY REFERENCE
Cooper Industries, Ltd. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on April 24, 2007 (Part II — Item 5, Part III — Items 10, 11, 12, 13 and 14)

PART I
ITEM 1. BUSINESS
GENERAL
     The term “Cooper” refers to the registrant, Cooper Industries, Ltd., which was incorporated under the laws of Bermuda on May 22, 2001, and became the successor-registrant to Cooper Industries, Inc. on May 22, 2002.
     Cooper operates in two business segments: Electrical Products and Tools. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 21 countries and currently employs approximately 31,000 people. Operations in the United States are conducted by wholly-owned subsidiaries of Cooper, organized by the two business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through Cooper’s two business segments. As a result of operations outside the United States, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with operations outside the United States compared with United States activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers and restrictions on the exchange and fluctuations of currency. Cooper generates the most non-U.S. revenues in Canada, Germany, France, Mexico and the United Kingdom. Cooper has operations in India, Malaysia and China and has several joint ventures with operations in China. Investments in emerging markets such as India, Malaysia and China are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit 21.0 contains a list of Cooper’s subsidiaries.
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
     Cooper’s research and development activities are for purposes of improving existing products and services and originating new products. During 2006, approximately $83.5 million was spent for research and development activities as compared with approximately $71.5 million in 2005 and $70.6 million in 2004. Cooper obtains and holds patents on products and designs in the United States and many other countries where operations are conducted or products are sold. Although in the aggregate Cooper’s patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.

     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2007. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper, or currently under negotiation with state regulatory agencies, have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper’s accruals for environmental liabilities, see Note 7 of the Notes to the Consolidated Financial Statements.
     Approximately 62 percent of the United States hourly production work force of Cooper is employed in 45 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 38 percent of all hourly production employees exist with 17 bargaining units at 20 operations in the United States and with various unions at 32 operations in other countries. During 2006, new agreements were concluded covering hourly production employees at 7 operations in the United States. Cooper considers its employee relations to be excellent.
     Sales backlog at December 31, 2006 was approximately $677.6 million, all of which is for delivery during 2007, compared with backlog of approximately $479.9 million at December 31, 2005.
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
Electrical Products - Major Products and Brands

Access Cabinets, E2 Cabinets and Enviroshield electrical enclosures.
Arktite and eXLink plugs and receptacles.
Ametrix, Corelite and Neo-Ray indirect lighting products.
Aspire and Siena decorative wiring devices.
Aspire RF radio frequency controls, switches and receptacles.
AtLite commercial, exit and emergency lighting.
B-Line support systems, enclosures, fasteners.
Bussmann and Buss electrical and electronic fuses.
Cam-Lok electrical connectors.
Cannon Technologies and Cybectec software and automation technologies.
Capri cable accessories and flexible conduits.
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
Fusetron electric fuses and protectors.
G&H specialty connectors.
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
Pretronica and Univel emergency lighting and power systems.
RCM+ cable management systems.
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
UltraSIL surge arresters.
VariGap and VariStar surge arresters.
Wheelock signals, alarms and communication systems.
Willsher & Quick electrical enclosures.
WPI connectors and cable assemblies.

Tools — Major Products and Brands

Airetool, Automated Systems, Cleco, DGD, Dotco,Gardner-Denver*, and Rotor Tool industrial power tools and assembly Equipment.
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
We Have Liability Exposure for Asbestos-Related Claims.
     We have owned businesses that produced and sold products that contained asbestos. We, therefore, have potential liability arising from individuals claiming illness from exposure to asbestos. Insurance policies satisfy portions of claim settlements and related legal costs. We have reached a proposed settlement agreement, subject to a vote of creditors and court approval, that provides for us to resolve asbestos claims arising from our former Abex Friction Products business by participating in a 524(g) trust that is part of Federal-Mogul Corporation’s bankruptcy plan of reorganization. If our participation in the 524(g) trust is not approved, we will adjust the estimates of our recorded liabilities and insurance recoveries related to the matter. Those adjustments may be significant.
We Could Incur a Material Amount of Taxes if There Are Unfavorable Changes in the Tax Laws or Their Interpretation.
     Changes in tax laws, tax treaties or tax regulations or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdiction could have a material adverse impact on our financial statements. On May 22, 2002, we reorganized Cooper and became a publicly traded Bermuda company. Among other benefits, the inversion reorganization improved our worldwide effective tax rate and increased our cash flow. Recently, and in prior years, there have been attachments to legislation in the Senate to eliminate the tax benefit realized by certain inverted companies. Previous attempts to enact this legislation have failed to pass both Houses of Congress. Depending on the terms, if enacted into law, such proposed legislation could have a material impact on our financial statements.
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
     On December 31, 2006, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 19,269,617 square feet of space, of which approximately 80 percent was owned and 20 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment. Certain equipment and production facilities have been financed by industrial revenue bonds issued by local government authorities and are subject to security arrangements customary in such financing.

						Square Footage of
		Number and Nature of Facilities				Plants and Facilities
	Number of
Segment	Employees	Manufacturing	Warehouse	Sales	Other	Owned	Leased
Electrical Products	25,228	82	21	79	3	11,425,716	3,362,633

Tools	5,035	25	4	7	—	3,996,390	349,252

Other	298	—	—	—	2	—	135,626

Total	30,561	107	25	86	5	15,422,106	3,847,511

*	Multi-purpose facilities at a single location are listed in each applicable column.
Manufacturing Plant Locations

		Europe
	United	(Other	United		South				Republic
Segment	States	Than UK)	Kingdom	Mexico	America	Australia	Canada	China	of China	India	Korea	Malaysia
Electrical Products	39	10	12	10	2	1	—	4	1	1	1	1

Tools	12	7	—	2	2	1	1	—	—	—	—	—

Total	51	17	12	12	4	2	1	4	1	1	1	1

*	Does not include joint venture operations. Some facilities are shared by Electrical Products and Tools operations.

ITEM 3.	LEGAL PROCEEDINGS
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2006, a total of 141,529 Abex Claims were filed, of which 110,229 claims have been resolved leaving 31,300 Abex Claims pending at December 31, 2006, that are the responsibility of Federal-Mogul. During the year ended December 31, 2006, 3,806 claims were filed and 10,941 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,960 before insurance. A total of $107.4 million was spent on defense costs for the period August 28, 1998 through December 31, 2006. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
     In December 2005, Cooper announced that the Company and other parties involved in the resolution of the Federal-Mogul bankruptcy proceeding had reached an agreement regarding Cooper’s participation in Federal Mogul’s proposed 524(g) asbestos trust. By participating in this trust, Cooper would resolve its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval, approval of 75 percent of the current Abex asbestos claimants and certain other approvals. The settlement would resolve more than 38,000 pending Abex Claims as of December 31, 2005. Future claims would be resolved through the bankruptcy trust, and Cooper would be protected against future claims by an injunction to be issued by the district court upon plan confirmation.
     Key terms and aspects of the proposed settlement agreement included Cooper agreeing to pay $130 million in cash into the trust, with $115 million payable upon Federal-Mogul’s emergence from bankruptcy. The remainder would be due on January 15, 2007, or upon emergence from bankruptcy, if later. Cooper would receive a total of $37.5 million during the funding period from other parties associated with the Federal-Mogul bankruptcy. Cooper would further provide the trust 1.4 million shares of Cooper common stock upon Federal-Mogul’s emergence from bankruptcy. The agreement provided that the trust may, during the first year after issuance, sell these shares to Cooper at market prices and, thereafter, in open market transactions.
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
     A critical term of the proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement required renegotiation of certain terms. The final determination of whether Cooper will participate in the Federal-Mogul 524(g) trust was unknown. However, Cooper management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes was a revised settlement approximating the December 2005 proposed settlement. Accordingly, Cooper recorded a $227.2 million after-tax discontinued operations charge, net of a $127.8 million income tax benefit, in the fourth quarter of 2005.
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
     Key terms and aspects of the revised proposed settlement agreement include Cooper agreeing to pay $256 million in cash into the trust on the date Federal-Mogul emerges from bankruptcy, which includes elimination of the contribution of 1.4 million common shares to the trust by increasing the cash contribution. Removing Cooper common stock as a component of the revised settlement agreement eliminates additional charges and reversals of charges that may have occurred to account for any changes in the market value of Cooper stock. Cooper has or will receive $37.5 million from other parties toward its cash obligation.
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
     The revised proposed settlement agreement has been incorporated into Federal-Mogul’s Fourth Amended Joint Plan of Reorganization, which was filed on November 21, 2006.
     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period shall expire on April 6, 2007. In addition, any objections to the Fourth Amended Plan must be filed with the Court by April 6, 2007 and the Court set the dates for a hearing on confirmation of the Plan on May 8 and 9, 2007. If the Plan is confirmed, Federal-Mogul could emerge from bankruptcy in mid-year 2007.
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $529.6 million at December 31, 2006 and $526.3 million at December 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the shareholders.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Cooper Class A common shares (symbol — CBE) are listed on the New York Stock Exchange. Options for Cooper Class A common shares are listed on the American Stock Exchange. Cooper Class B common shares are not publicly traded. The Class B common shares were issued to Cooper Industries, Inc. in connection with the reincorporation merger in May 2002 whereby Cooper Industries, Inc., formerly the publicly traded parent company, became a wholly-owned subsidiary of Cooper Industries, Ltd. Effective January 1, 2005, the Class B common shares were transferred to Cooper US, Inc., which is a wholly-owned Cooper subsidiary. Cooper US, Inc. is the only holder of Class B common shares. The holders of Class B common shares are not entitled to vote, except as to matters for which the Bermuda Companies Act specifically requires voting rights for otherwise non-voting shares. Cooper Industries, Ltd. and Cooper subsidiaries holding Class A or Class B common shares have entered into a voting agreement whereby any Class A or Class B common shares held by such Cooper subsidiaries will be voted (or abstained from voting) in the same proportion as the other holders of Class A common shares. Therefore, Class A and Class B common shares held by Cooper subsidiaries do not dilute the voting power of the Class A common shares held by the public.
     As of January 31, 2007 there were 21,647 record holders of Cooper Class A common shares and one holder of Cooper Class B common shares.
     The high and low quarterly sales prices for the past two years of Cooper Class A common shares as reported by Dow Jones & Company, Inc., are as follows:

		Quarter
		1	2	3	4
2006	High	$87.85	$96.12	$94.03	$94.69
	Low	72.03	81.74	79.95	85.00

2005	High	$72.65	$72.28	$69.77	$75.75
	Low	64.12	62.10	62.08	66.05

     Annual cash dividends declared on Cooper’s Class A and Class B common shares during 2005 and 2006 were $1.48 a share ($.37 a quarter). On February 14, 2007, the Board of Directors declared an increase in the quarterly dividend to $.42 a share (or $1.68 on an annualized basis). This represents a 14 percent increase over the prior dividend rate. On February 14, 2007, the Board of Directors also approved a 2-for-1 stock split to shareholders of record as of February 28, 2007. As a result of the 2-for-1 stock split, the increase in the dividend will equate to a quarterly dividend of $.21 a share (or $.84 on an annualized basis). The increase in the dividend rate will be effective for the dividend paid on April 2, 2007. Based on Cooper’s capital structure in 2006, all of the dividend distributions paid by it in 2006 are treated as a return of capital to its shareholders. For dividends payable in 2007, Cooper currently anticipates that based on its capital structure all or a substantial portion of its dividend distributions will be treated as a return of capital to its shareholders. Cooper’s subsidiaries waived the right to receive all dividends on Class A and Class B common shares that were payable in 2004. For the dividends payable in 2005 and 2006, Cooper’s subsidiaries that held Class A and Class B shares received dividends on such shares.
     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended December 31, 2006:
Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs(1)
As of 9/30/06				3,631,250
10/01/06 — 10/31/06	—	$—	—	3,631,250
11/01/06 — 11/30/06	—	$—	—	3,631,250
12/01/06 — 12/31/06	27,900	$89.78	27,900	5,103,350	(2)

Total	27,900	$89.78	27,900

(1)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to five million additional shares of Cooper’s Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans.

(2)	For 2007, Cooper’s current estimate is that 1.5 million shares will be issued under equity compensation plans, which is reflected in the above table.
Further information required by this Item is set forth under the caption “Equity Compensation Plan Information” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
     The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2006. The selected historical financial information shown below has been derived from Cooper’s audited consolidated financial statements. This information should be read in conjunction with Cooper’s consolidated financial statements and notes thereto.

	Years Ending December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share data)
INCOME STATEMENT DATA:
Revenues	$5,184.6	$4,730.4	$4,462.9	$4,061.4	$3,960.5

Income from continuing operations	$484.3	$391.1	$339.8	$274.3	$213.7
Charge from discontinued operations, net of taxes	20.3	227.2	—	126.0	—

Net income	$464.0	$163.9	$339.8	$148.3	$213.7

INCOME PER COMMON SHARE DATA:
Basic -
Income from continuing operations	$5.28	$4.23	$3.67	$2.96	$2.29
Charge from discontinued operations	.22	2.46	—	1.36	—

Net income	$5.06	$1.77	$3.67	$1.60	$2.29

Diluted -
Income from continuing operations	$5.16	$4.12	$3.58	$2.92	$2.28
Charge from discontinued operations	.21	2.39	—	1.34	—

Net income	$4.95	$1.73	$3.58	$1.58	$2.28

BALANCE SHEET DATA (at December 31):
Total assets	$5,374.8	$5,215.1	$5,407.8	$4,965.3	$4,687.9
Long-term debt, excluding current maturities.	702.8	1,002.9	698.6	1,336.7	1,280.7
Shareholders’ equity	2,475.3	2,205.2	2,286.5	2,118.2	2,002.4
CASH DIVIDENDS PER COMMON SHARE	$1.48	$1.48	$1.40	$1.40	$1.40
     In October 1998, Cooper sold its Automotive Products segment for $1.9 billion in proceeds. Discontinued operations charges of $20.3 million, net of a $11.4 million income tax benefit in 2006; $227.2 million, net of a $127.8 million income tax benefit in 2005 and $126.0 million, net of a $70.9 million income tax benefit in 2003 were recorded for potential liabilities related to the Automotive Products segment sale and the Federal-Mogul bankruptcy. See Note 16 of the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
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
     Cooper recognizes revenues when products are shipped and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required. The accrual for sales returns and other allowances was $73.4 million and $62.5 million at December 31, 2006 and 2005, respectively.
     Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The allowance for excess and obsolete inventory was $65.6 million at December 31, 2006 and $58.7 million at December 31, 2005.
     Pension assets and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, discount rates and estimated future employee earnings and demographics. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Differences between actuarial assumptions and estimates and actual experience are deferred in accumulated other nonowner changes in equity as actuarial net gains and losses. Actuarial net gains and losses in excess of a calculated minimum annual amount are amortized and recognized in net periodic pension cost over the average remaining service period of active employees.
     Total net periodic pension benefits cost was $31.0 million in 2006, $18.9 million in 2005 and $18.9 million in 2004. During 2006, Cooper announced that effective January 1, 2007, future benefit accruals will cease under the Cooper U.S. Salaried Pension Plan. Cooper recognized a $4.2 million curtailment loss in 2006 as a result of this action. During 2006, Cooper also recognized a $4.1 million settlement loss primarily in connection with the retirement of senior executives. Total net periodic pension benefits cost is currently expected to decline to approximately $2.1 million in 2007 primarily due to the elimination of service cost on the salaried pension plan and non-recurrence of the 2006 losses discussed above. Beginning in 2007, Cooper will make a cash contribution equal to 3% of compensation to the Cooper Retirement Savings and Stock-Ownership Plan (“CO-SAV”). Cooper will further increase the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match up to 6% of employee contributions. The net periodic pension benefit cost for 2007 has been estimated assuming a discount rate of 5.75% and an expected return on plan assets of 8.25%. See Note 13 of the Notes to the Consolidated Financial Statements.
     The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense. Differences between assumptions and actual experience are deferred in accumulated other nonowner changes in equity as actuarial net gains and losses. Actuarial net gains and losses in excess of a minimum annual amount are amortized and recognized in net periodic postretirement benefit cost over the average remaining life expectancy of the participants. Cooper announced the elimination of postretirement life insurance for active employees effective January 1, 2007. As a result, Cooper recognized a $3.2 million curtailment gain in the second quarter of 2006. Excluding the curtailment gain, net periodic postretirement benefit cost decreased to $0.8 million in 2006, primarily as a result of plan amendments related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, compared to $3.6 million in 2005 and $5.5 million in 2004. Net periodic postretirement benefit cost is expected to be approximately $0.7 million in 2007, assuming a discount rate of 5.75%. See Note 13 of the Notes to the Consolidated Financial Statements.
     Stock-based compensation expense is recorded for stock-option grants, performance-based and restricted stock awards based upon fair value. The fair value of stock option awards are estimated at the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Cooper stock, historical volatility of Cooper stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of performance-based and restricted stock awards granted are measured at the market price on the grant date. Performance awards are typically arranged in levels, with increasing number of shares earned as higher levels of growth are achieved. Performance goals are currently assumed to be achieved at the maximum level. If goal-level assumptions are not met, stock-based compensation expense is adjusted and previously recognized compensation expense would be reversed. Total stock-based compensation expense was $29.1 million in 2006, $40.3 million in 2005, and $22.1 million in 2004. See Note 10 of the Notes to the Consolidated Financial Statements.
     Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper’s potential liability is determined based on estimates of Cooper’s proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, Cooper’s estimate of its environmental liabilities may change. The liability for environmental remediation was $29.7 million at December 31, 2006 and $32.7 million at December 31, 2005. See Note 7 of the Notes to the Consolidated Financial Statements.
     Cooper records current tax liabilities as well as deferred tax assets and liabilities for those taxes incurred as a result of current operations but deferred until future periods. The annual provision for income taxes is the sum of both the current and deferred tax amounts. Current taxes payable represents the liability related to Cooper’s income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on Cooper’s consolidated balance sheet. Deferred tax assets or liabilities are determined based upon differences between the book basis of assets and liabilities and their respective tax basis as measured by the enacted tax rates that Cooper estimates will be in effect when these differences reverse. In addition to estimating the future applicable tax rates, Cooper must also make certain assumptions regarding whether tax differences are permanent or temporary and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Cooper has established valuation allowances when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2006, there were no significant changes in the methodologies utilized to calculate Cooper’s tax provision or related tax balance sheet accounts.

     Cooper is subject to income taxes in both the United States and numerous non-U.S. jurisdictions. Cooper is regularly under examination by various tax authorities. United States federal and state tax authorities and tax authorities in other countries have challenged the amount of taxes due for certain tax periods. Cooper evaluates the potential exposure associated with various filing positions and records a liability for tax contingencies. Although Cooper believes all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on audits and litigation, a material effect on Cooper’s consolidated cash flows in the period or periods for which that determination is finalized could result. However, management does not believe that any of these matters will have a material effect on Cooper’s consolidated financial position or consolidated results of operations. See Note 12 of the Notes to the Consolidated Financial Statements.
     During the fourth quarter of 2005, Cooper revised the accrual that represents its best estimate of liabilities related to the sale of the Automotive Products business to Federal-Mogul in 1998. During the three year period ending December 31, 2006, Cooper accounted for payments made to settle asbestos-related cases by reducing the accrual and insurance recoveries collected during the periods as increases to the accrual. Subsequent proceeds from insurance claims for settlements would increase the accrual. The analysis of Cooper’s contingent liability exposure for asbestos-related claims involving Abex products was conducted in the fourth quarter of 2001 with assistance from independent advisors, Bates White, LLC, and assumed future resolution of the Abex-related asbestos claims within the Federal-Mogul bankruptcy proceeding. As discussed in Note 16 of the Notes to the Consolidated Financial Statements, throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with representatives of Federal-Mogul, its bankruptcy committees and the future claimants (“Representatives”) regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust.
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
     In December 2005, Cooper announced that the Company and other parties involved in the resolution of the Federal-Mogul bankruptcy proceeding had reached an agreement regarding Cooper’s participation in Federal Mogul’s proposed 524 (g) asbestos trust. By participating in this trust, Cooper would resolve its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval, approval of 75 percent of the current Abex asbestos claimants and certain other approvals. The settlement would resolve more than 38,000 pending Abex claims as of December 31, 2005. Future claims would be resolved through the bankruptcy trust, and Cooper would be protected against future claims by an injunction to be issued by the district court upon plan confirmation.
     Key terms and aspects of the proposed settlement agreement included Cooper agreeing to pay $130 million in cash into the trust, with $115 million payable upon Federal-Mogul’s emergence from bankruptcy. The remainder would be due on January 15, 2007, or upon emergence from bankruptcy, if later. Cooper would receive a total of $37.5 million during the funding period from other parties associated with the Federal-Mogul bankruptcy. Cooper would further provide the trust 1.4 million shares of Cooper common stock upon Federal-Mogul’s emergence from bankruptcy. The agreement provided that the trust may, during the first year after issuance, sell these shares to Cooper at market prices and, thereafter, in open market transactions.
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
     A critical term of the proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement required renegotiation of certain terms. The final determination of whether Cooper will participate in the Federal-Mogul 524(g) trust was unknown. However, Cooper management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes is a revised settlement approximating the December 2005 proposed settlement. Accordingly, Cooper recorded a $227.2 million after-tax discontinued operations charge, net of a $127.8 million income tax benefit, in the fourth quarter of 2005.
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
     Key terms and aspects of the revised proposed settlement agreement include Cooper agreeing to pay $256 million in cash into the trust on the date Federal-Mogul emerges from bankruptcy, which includes elimination of the contribution of 1.4 million common shares to the trust by increasing the cash contribution. Removing Cooper common stock as a component of the revised settlement agreement eliminates additional charges and reversals of charges that may have occurred to account for any changes in the market value of Cooper stock. Cooper has or will receive $37.5 million from other parties toward its cash obligation.
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
     The revised proposed settlement agreement has been incorporated into Federal-Mogul’s Fourth Amended Joint Plan of Reorganization, which was filed on November 21, 2006.
     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period shall expire on April 6, 2007. In addition, any objections to the Fourth Amended Plan must be filed with the Court by April 6, 2007 and the Court set the dates for a hearing on confirmation of the Plan on May 8 and 9, 2007. If the Plan is confirmed, Federal-Mogul could emerge from bankruptcy in mid-year 2007.
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
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $529.6 million at December 31, 2006 and $526.3 million at December 31, 2005.
Results of Operations
Revenues

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Electrical Products	$4,426.0	$3,997.5	$3,722.2
Tools	758.6	732.9	740.7

Total Revenues	$5,184.6	$4,730.4	$4,462.9

     See the geographic information included in Note 15 of the Notes to the Consolidated Financial Statements for a summary of revenues by country.
     2006 vs. 2005 Revenues Revenues for 2006 increased 10% compared to 2005. The impact of currency translation was nominal, while acquisitions, net of a small divestiture, added approximately 2% in revenues.
     Electrical Products segment revenues for 2006, which represented 85% of revenues, increased approximately 11% compared to 2005. Currency translation had a nominal impact on 2006 revenues. The impact of acquisitions, net of a small divestiture, increased segment revenues by approximately 2%. All of the Electrical Products segment businesses posted revenue growth during 2006. Sales growth was a result of strong demand from industrial and utility markets, improvement in non-residential construction demand and successful expansion into developing international markets. These gains more than offset a decline in retail sales due to an overall slowdown in the residential market and ceding product lines in the channel over prices.
     Tools segment revenues for 2006, which represented 15% of revenues, increased approximately 4% compared to 2005. Currency translation increased revenues by approximately 1%. Increased sales of hand tools were driven by new product introductions, strength in industrial markets and international expansion. These gains offset the loss of chain product position at a major retailer and the overall slowdown in the residential market. Demand for industrial power tools strengthened and strong fourth quarter shipments led to modest year over year growth in revenue from the automated systems business.
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
Operating Results

	Year Ended December 31,
	2006	2005	2004
	(in millions, except per share data)
Electrical Products	$703.2	$585.0	$511.2
Tools	85.6	66.7	62.7

Total Segment Operating Earnings	788.8	651.7	573.9
General Corporate Expense	89.6	91.9	77.3

Operating Earnings	699.2	559.8	496.6
Interest Expense, net	51.5	64.8	68.1

Income from Continuing Operations Before Income Taxes	647.7	495.0	428.5
Income Tax Expense	163.4	103.9	88.7

Income from Continuing Operations	484.3	391.1	339.8
Charge Related to Discontinued Operations	20.3	227.2	—

Net Income	$464.0	$163.9	$339.8

Diluted Earnings Per Share:
Income from Continuing Operations	$5.16	$4.12	$3.58
Charge from Discontinued Operations	.21	2.39	—

Net Income	$4.95	$1.73	$3.58

     Cooper measures the performance of its businesses exclusive of financing expenses. All costs directly attributable to operating businesses are included in segment operating earnings. Corporate overhead costs, including costs of traditional headquarters activities, such as treasury, are not allocated to the businesses. See Note 15 of the Notes to the Consolidated Financial Statements.
     2006 vs. 2005 Segment Operating Earnings Segment Operating Earnings were $788.8 million in 2006 compared to $651.7 million in 2005.
     Electrical Products segment 2006 operating earnings increased 20% to $703.2 million from $585.0 million for 2005. Return on revenues was 15.9% for 2006 compared to 14.6% for 2005. The increase was primarily due to leverage of fixed costs on higher volume, favorable pricing offsetting inflation in production material costs, strong execution on productivity improvement initiatives, and a shift in sales mix away from the lower margin retail channel.
     Tools segment 2006 operating earnings increased 28% to $85.6 million compared to $66.7 million for 2005. Return on revenues was 11.3% compared to 9.1% in 2005. The increase reflects leverage on fixed costs due to increased volume, improved sales mix, price increase realization and successful cost reduction initiatives.
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
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action included plans for the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. In 2005, Cooper finalized activities related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The multiple-employer pension obligation was satisfied with a cash payment of $14.1 million in October 2006 representing full and final payment of the withdrawal liability. The remaining $5.9 million charge in 2003 primarily represented severance for announced employment reductions at several locations. As of December 31, 2006 and 2005, Cooper had paid $5.9 million and $5.3 million, respectively, for these actions, all of which was for severance costs.
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
     General Corporate Expense General Corporate expense decreased $2.3 million during 2006 to $89.6 million compared to $91.9 million for 2005. In 2005, General Corporate expense included additional stock-based compensation expense due to the accelerated vesting of expense related to the retirement of a senior executive as well as costs relating to reorganizing certain corporate activities.
     Increased incentive costs and legal and environmental costs in 2006 were partially offset by the benefit of the 2005 additional costs discussed above not recurring and $5.1 million of income from Belden, Inc. (“Belden”) as discussed below.
     General corporate expense was reduced in 2006 by $5.1 million in proceeds received under an agreement with Belden. In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized over substantially fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increase in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax loss carryforward is utilized. Belden can carry any loss forward twenty years to offset future taxable income. Belden has incurred tax loss carryforwards and no proceeds under the Agreement were received in the prior three years. The timing and ultimate receipt of future payment are contingent upon the ultimate taxable income Belden reports each year.
     General Corporate expense increased $14.6 million to $91.9 million during 2005 compared to $77.3 million during 2004. The increase was primarily associated with costs incurred to reorganize certain corporate activities, higher stock-based compensation costs from 2005 grants and accelerated vesting of stock-based compensation and other costs related to the retirement of a senior executive. Increased audit and Sarbanes-Oxley Act compliance expenses also contributed to the increase.
     Interest Expense, Net Interest expense, net for 2006 decreased $13.3 million from 2005 as a result of both lower average debt balances and average interest rates. Average debt balances were $1.04 billion and $1.26 billion and average interest rates were 5.70% and 5.87% for 2006 and 2005, respectively.
     The decline in the average interest rates was primarily the result of conversion of debt balances to lower interest-rate debt. The debt balance during 2005 included 6.25%, 300 million Euro bonds that matured in October 2005. Cooper partially funded repayment of this Euro bond debt with $325 million, 5.25% senior unsecured notes maturing in 2012. Proceeds from the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55%.
     Interest expense, net for 2005 decreased $3.3 million from 2004 primarily as a result of lower average debt balances and additional interest earned on higher average cash balances, partially offset by higher average interest rates. Average debt balances were $1.26 billion and $1.34 billion, and average interest rates were 5.87% and 5.63% for 2005 and 2004, respectively.
     During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six-month LIBOR rate plus 1.91% (with semi-annual reset). The notional principal amount and maturity dates of the interest-rate swaps match the underlying long-term debt, which matures in July 2007. During 2006, Cooper recognized additional interest expense of $5.8 million due to the interest-rate swaps. During 2005 and 2004, Cooper recognized reductions of interest expense, net of $0.1 million and $5.1 million, respectively, related to the interest-rate swaps.
     Income Tax Expense The effective tax rate attributable to continuing operations was 25.2% for 2006, 21.0% for 2005 and 20.7% for 2004. The increase is primarily related to increased taxable earnings in 2006 without a corresponding increase in tax benefits.
     Charge Related to Discontinued Operations In the second quarter of 2006, Cooper recorded an additional charge of $20.3 million, net of an $11.4 million income tax benefit, related to potential asbestos obligations regarding the Automotive Products segment, which was sold in 1998. In the fourth quarter of 2005, Cooper concluded that additional charges of $227.2 million, net of a $127.8 million income tax benefit related to this matter were required in order to adjust the existing accrual to amounts within the likely range of outcomes. See Note 16 of the Notes to the Consolidated Financial Statements.
     Diluted Earnings Per Share Diluted earnings per share from continuing operations was $5.16 in 2006, $4.12 in 2005, and $3.58 in 2004.

Percentage of Revenues

	Year Ended December 31,
	2006	2005	2004
Cost of Sales:
Electrical Products	67.7%	68.1%	69.3%
Tools	69.3%	70.8%	72.6%

Selling and Administrative:
Electrical Products	16.4%	17.2%	17.0%
Tools	19.4%	20.1%	18.9%
     2006 vs 2005 Percentage of Revenues Electrical Products segment cost of sales, as a percentage of revenues, was 67.7% for 2006 compared to 68.1% for 2005. The decrease in the cost of sales percentage was primarily the result of leverage on higher volumes, pricing offsetting inflationary pressures for production material and energy costs, successful productivity improvement initiatives, and a shift in sales mix away from the lower margin retail channel. Tools segment cost of sales, as a percentage of revenues, was 69.3% for 2006 compared to 70.8% for 2005. The decrease in cost of sales percentage reflects continuing cost productivity improvements, favorable sales mix, and price increase realization.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for 2006 were 16.4% compared to 17.2% for 2005. The decrease in selling and administrative expenses percentage is primarily due to leveraging higher volumes, enterprise business system benefits, and benefits realized from prior year cost reductions. These performance improvements more than offset continued investment in key commercial and global growth initiatives. Tools segment selling and administrative expenses, as a percentage of revenues, for 2006 were 19.4% compared to 20.1% for 2005. The decrease in the selling and administrative expenses percentage is primarily due to leverage on fixed costs and cost reduction activities.
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
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for 2005 were 17.2% compared to 17.0% for 2004. The increase in selling and administrative expenses percentage is primarily due to investment in strategic growth initiatives and increased stock-based compensation costs. Tools segment selling and administrative expenses, as a percentage of revenues, for 2005 were 20.1% compared to 18.9% for 2004. The increase in the selling and administrative expenses percentage was primarily due to increased incentive-based compensation expenses and investment in globalization initiatives.
     Cooper realizes certain costs and proceeds that are not directly attributable to the operating segments. These items are reflected as General Corporate expenses. See the “General Corporate Expense” section above.
Earnings Outlook
     The following sets forth Cooper’s general business outlook for 2007 based on current expectations.
     Cooper expects low double digit growth in revenues for Electrical Products in 2007 from continuing growth in utility and industrial market demand, successful market penetration from key growth initiatives and price increases in response to commodity and energy cost inflation partially offset by slower residential construction markets. Acquisitions completed through January 2007 add approximately 3% to Electrical Products revenue growth. In the Tools segment, Cooper expects mid single-digit revenue growth through continued expansion of industrial markets, focused market penetration initiatives and price increases as a result of raw material and energy cost increases. Operating earnings are expected to grow more rapidly than revenues as a result of benefits from previous cost reduction programs, realizing further productivity improvements and leveraging of fixed costs. Diluted continuing earnings per share is expected to increase 12% to 15% compared to 2006.
     The above statements are forward looking, and actual results may differ materially. The above statements are based on a number of assumptions, risks and uncertainties. The primary economic assumptions include, without limitation: (1) continued growth in the United States and other economies; (2) no significant change in raw material or energy costs that are not realized through price increases; (3) realization of benefits of cost-reduction programs (including implementing an Enterprise Business System) with no major disruptions from those programs currently underway; (4) no significant adverse changes in the relationship of the U.S. dollar to the currencies of countries in which Cooper does business, and (5) no significant changes in the income tax laws or their interpretation. The estimates also assume, without limitation, no significant change in competitive conditions and such other risk factors as are discussed from time to time in Cooper’s periodic filings with the Securities and Exchange Commission.
Pricing and Volume
     In each of Cooper’s segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in some cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.
     It is Cooper’s judgment that unit volumes in both the Electrical Products and Tools segments increased in 2006.
     During the three-year period ending December 31, 2006, Cooper has experienced an overall increase in customer pricing, primarily in response to increased material, energy and components costs. Cooper has aggressively acted to control and reduce costs during the three-year period through strategic sourcing, manufacturing improvement and rationalization efforts in order to improve profitability in the segments.
Effect of Inflation
     Over the three-year period, inflation has had a relatively minor impact on Cooper’s results of operations. However, during 2006, 2005 and 2004, there were significant increases in certain key commodities and components, which resulted in price increases in certain businesses lagging the increased costs. Cooper’s on-going initiatives to improve productivity and rationalize its operational base has mitigated increases in employee compensation and benefits, as well as general inflation on operating costs.
Liquidity and Capital Resources
Operating Working Capital
     For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable.
     Cooper’s operating working capital increased $78.6 million during 2006. The increase included a $53.6 million increase in receivables and a $68.9 million increase in inventories, partially offset by a $43.9 million increase in accounts payable, which were driven primarily by increased sales volume and actions to improve customer service, as well as working capital increases from completed acquisitions. The increase in inventories was partially offset by a $6.9 million increase in the allowance for excess and obsolete inventories. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for 2006 of 5.2 turns increased from 4.9 turns in 2005 primarily due to initiatives focused on reducing days sales outstanding and improved payables management. Inventory turns remained flat with 2005, as the company maintained focus on improving customer service.
     Cooper’s operating working capital decreased $40 million to $953 million in 2005 compared to $993 million in 2004. The decrease in operating working capital for 2005 was due to a $77 million increase in accounts payable, partially offset by a $21 million increase in receivables and a $16 million increase in inventories. Receivables and inventories increased with higher sales volume and ongoing efforts to improve customer service. Payables increased on higher volumes and improved payables management through expanded leverage of enterprise business system capabilities. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for 2005 of 4.9 turns increased from 4.6 turns in 2004 due to revenue growth and a decline in operating working capital.
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
Cash Flows
     Net cash provided by operating activities was $601 million during 2006. This cash, plus an additional $29 million of cash and cash equivalents and $89 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $85 million, acquisitions of $280 million, dividends of $137 million and share purchases of $264 million.
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
     In connection with accounting for acquisitions, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. At December 31, 2006, Cooper had no accruals related to these activities. Cash flows from operating activities for each of the three years in the period ended December 31, 2006, is reduced by the amounts expended on the various accruals established in connection with each acquisition. Cooper spent $6.3 million, $4.7 million, and $7.1 million on these integration activities in 2006, 2005 and 2004, respectively. See Note 7 of the Notes to the Consolidated Financial Statements for further information.
     Cooper currently anticipates that it will continue to annually generate in excess of $300 million in cash flow available for acquisitions, debt repayment and common stock repurchases.
     As discussed in Note 16 of Notes to the Consolidated Financial Statements, Cooper has reached a revised agreement with the Representatives of Federal-Mogul, its bankruptcy committees and the future claimants regarding settlement of Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul. Cooper anticipates that any settlement would be funded from operating cash flows, existing cash, and commercial paper proceeds (if required).
Debt
     At December 31, 2006 and 2005, Cooper had cash and cash equivalents of $423.5 million and $452.8 million, respectively. At December 31, 2006 and 2005, Cooper had short-term debt of $5.0 million and $7.6 million, respectively. None of this short-term debt consisted of commercial paper.
     Cooper’s practice is to back up its short-term debt with a combination of cash and committed credit facilities. At December 31, 2006 and 2005, Cooper had a $500 million committed credit facility, which matures in November 2009. Short-term debt, to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
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
     On November 8, 2005, Cooper US, Inc., a subsidiary of Cooper, issued $325 million of 5.25% senior unsecured notes that mature on November 15, 2012. Payment of the notes is guaranteed by Cooper and certain of its subsidiaries. Proceeds of the notes were swapped with cross-currency interest-rate swaps to €272.6 million, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55%. The proceeds of €272.6 million partially funded repayment of the 6.25% Euro bonds that matured in October 2005.
     Cooper’s $300 million, 5.25% senior unsecured notes, which were issued in June 2002, will mature in July 2007. Cooper is evaluating alternatives for funding the repayment of these notes. Alternatives under consideration include using available cash, issuing commercial paper, issuing new long-term notes and various combinations of these alternatives.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     Cooper executes stand-by letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper’s performance or payments to third parties. The aggregate notional value of these instruments was $118.6 million and $104.3 million at December 31, 2006 and 2005, respectively. Eighty-six percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

     The following table summarizes Cooper’s contractual obligations at December 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due
		Less than	One to	Four to	After
Contractual Obligations:	Total	One Year	Three Years	Five Years	Five Years
	(in millions)
Long-Term Debt	$1,003.5	$300.7	$375.3	$2.3	$325.2
Short-Term Debt	5.0	5.0	—	—	—
Noncancellable Operating Leases	107.9	22.8	31.7	21.4	32.0
Purchase Obligations	282.4	275.2	7.2	—	—
Other Long-Term Liabilities(1)	235.9	20.3	39.4	37.1	139.1

	$1,634.7	$624.0	$453.6	$60.8	$496.3

(1)	Includes unfunded other postretirement benefit obligations, unfunded non-U.S. defined benefit pension plan liabilities, other postemployment benefit liabilities and environmental liabilities.
Capitalization
     On November 2, 2004, Cooper’s Board of Directors authorized the purchase of up to five million shares of common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans.
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to purchase shares of Cooper’s Common stock or fund acquisitions. At December 31, 2006, 2005 and 2004, Cooper’s debt-to-total capitalization ratio was 28.9%, 31.7% and 39.0%, respectively.
     On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper common stock and increased the annual dividend rate of Cooper’s common stock by $.20 cents per share to $1.68 (or $.84 per share after the stock split). The record date for the stock split is February 28, 2007 and the distribution date is March 15, 2007. On February 9, 2005, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by eight cents per share to $1.48.
Capital Expenditures and Commitments
     Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity were $85 million in 2006, $97 million in 2005 and $103 million in 2004. Capital expenditures are projected to be approximately $110 to $120 million in 2007. Projected expenditures for 2007 will focus on capacity expansions in key markets, development of new products, continued implementation of new business systems and cost reduction programs.
Interest Rate and Currency Risk
     Changes in interest rates and currency exchange rates affect Cooper’s earnings and cash flows. As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies used by Cooper’s businesses, Cooper is exposed to the effect of exchange rate changes on its cash flows and earnings. Cooper enters into currency forward exchange contracts to hedge significant non-functional currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.
     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2006 that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows by expected maturity dates and weighted average interest rates. For interest-rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The average pay-rate on interest-rate swaps is based on implied forward-rates in the yield curve as of December 31, 2006.

	2007	2008	2009	2010	2011	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$300.7	$100.3	$275.0	$2.3	$—	$325.0	$1,003.3
Average interest-rate	5.5%	5.5%	5.4%	5.3%	5.3%	5.3%	5.4%

Variable-rate (U.S. Dollar)	$—	$—	$—	$—	$—	$8.0	$8.0
Average interest-rate	5.6%	5.6%	5.6%	5.6%	5.6%	5.6%	5.6%

Interest-rate swaps:
Fixed to variable:
Notional amount(1)	$300.0	$—	$—	$—	$—	$—	$300.0
Average pay-rate	7.38%	—	—	—	—	—	7.38%
Average receive-rate	5.25%	—	—	—	—	—	5.25%

Cross-currency interest-rate swaps:
Fixed to fixed:
Notional amount(2)	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0
Average pay-rate	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%
Average receive-rate	5.232%	5.232%	5.232%	5.232%	5.232%	5.232%	5.232%

(1)	Cooper entered into interest-rate swaps to effectively convert its fixed-rate $300 million senior unsecured debt due in July 2007 to variable-rate debt.

(2)	Cooper entered into cross-currency interest-rate swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to Euro 272.6 million with an annual interest rate of 3.55%.
     The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $10 million at December 31, 2006. The contracts mature during 2007. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

2007
(in millions,
where applicable)
Euro Functional Currency
Buy U.S. Dollars / Sell Euro
Notional amount	$143.9
Average contract rate	1.288

U.S. Dollar Functional Currency
Buy Euro / Sell U.S. Dollars
Notional amount	$121.7
Average contract rate	1.306

Canadian Dollar Functional Currency
Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$76.0
Average contract rate	.8913

U.S. Dollar Functional Currency
Buy Mexican Pesos / Sell U.S. Dollars
Notional amount	$22.9
Average contract rate	.0908

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

	2006	2007	2008	2009	2010	Thereafter	Total
	($ in millions)
Long-term debt:
Fixed-rate (U.S. Dollar)	$11.4	$300.8	$100.3	$275.0	$2.3	$325.0	$1,014.8
Average interest-rate	5.5%	5.5%	5.5%	5.4%	5.3%	5.3%	5.4%

Variable-rate (U.S. Dollar)	$—	$—	$—	$—	$—	$8.0	$8.0
Average interest-rate	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%

Interest-rate swaps:
Fixed to variable:
Notional amount(1)	$300.0	$300.0	$—	$—	$—	$—	$300.0
Average pay-rate	6.78%	6.80%	—	—	—	—	6.79%
Average receive-rate	5.25%	5.25%	—	—	—	—	5.25%

Cross-currency interest-rate swaps:
Fixed to fixed:
Notional amount(2)	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0
Average pay-rate	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%
Average receive-rate	5.232%	5.232%	5.232%	5.232%	5.232%	5.232%	5.232%

(1)	Cooper entered into interest-rate swaps to effectively convert its fixed-rate $300 million senior unsecured debt due in July 2007 to variable-rate debt.

(2)	Cooper entered into cross-currency interest-rate swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to Euro 272.6 million with an annual interest rate of 3.55%.
     The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $10 million at December 31, 2005. The contracts matured during 2006. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

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
     Cooper’s consolidated financial statements, together with the report thereon of Ernst & Young LLP and the supplementary financial data are set forth on pages F-1 through F-44 hereof. (See Item 15 for Index.)

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

ITEM 9B.	OTHER INFORMATION
     Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item is set forth under the captions “Election of Directors”, “Executive Officers”, and “Corporate Governance” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this Item is set forth under the caption “Executive Management Compensation” and “Directors’ Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is set forth under the captions “Cooper Stock Ownership of Certain Beneficial Owners”, “Securities Ownership of Officers and Directors” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is set forth under the caption “Transactions with Related Persons” and “Corporate Governance-Director Independence” in the Proxy Statement and is incorporated herein by reference.

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
3.	Exhibits
2.0	Agreement and Plan of Merger among Cooper Industries, Inc., Cooper Mergerco, Inc. and Cooper Industries, Ltd. (incorporated herein by reference to Annex I to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.1	Memorandum of Association of Cooper Industries, Ltd. (incorporated herein by reference to Annex II to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.2	Amended and Restated Bye-Laws of Cooper Industries, Ltd. (incorporated herein by reference to Annex III to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

4.1	Rights Agreement dated as of May 16, 2002 between Cooper Industries, Ltd. and EquiServe Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Cooper’s Registration Statement on Form 8-A, Registration No. 001-31330).

4.2	Amended and Restated Voting Agreement between Cooper Industries, Ltd., Cooper Industries, Inc. and Cooper Bermuda Investments Ltd. (incorporated herein by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

4.3	Indenture dated as of January 15, 1990, between Cooper Industries, Inc. and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) to Cooper’s Registration Statement on Form S-3, Registration No. 33-33011).

4.4	First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JPMorgan Chase Bank, N.A., as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated herein by reference to Exhibit 4.3 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.5	Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.4 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.6	Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

4.7	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

4.8	Indenture dated as of November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed November 9, 2005).

4.9	Registration Rights Agreement dated November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors, and Banc of America Securities LLC and Citigroup Global Markets, Inc. as representatives of several initial purchasers of $325 million aggregate principal amount of debt securities (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed November 9, 2005).

10.1	Cooper Industries, Inc. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.4	First Amendment to Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.8	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.9	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.10	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.11	Crouse-Hinds Company Officers’ Disability and Supplemental Pension Plan (September 10, 1999 Restatement, as amended) (incorporated by reference to Exhibit 10.11 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.12	Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement) (incorporated herein by reference to Exhibit 10.4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.13	First Amendment to Cooper Industries Amended and Restated Stock Incentive Plan.

10.14	Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.15	Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.16	Form of Cooper Industries, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2004 to December 31, 2006 (incorporated by reference to Exhibit 10 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

10.17	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2005 to December 31, 2007 (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the period ended March 31, 2005).

10.18	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2006 to December 31, 2008 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2006).

10.19	Cooper Industries Amended and Restated Management Annual Incentive Plan (February 13, 2006 Restatement) (incorporated herein by reference to Appendix C to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

10.20	First Amendment to Cooper Industries Amended and Restated Management Annual Incentive Plan (February 13, 2006 Restatement).

10.21	Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (February 14, 2006 Restatement) (incorporated herein by reference to Appendix D to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

10.22	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.23	Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement) (incorporated by reference to Exhibit 10.21 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.24	Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel, which applies if there is a Change in Control of Cooper (incorporated herein by reference to Exhibit 10.5 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.25	Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel (incorporated by reference to Exhibit 10.23 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.26	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.27	Term Sheet Pneumo Abex Settlement Plan A and Plan B dated as of July 6, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Cooper’s Form 8-K dated July 20, 2006).

10.28	Plan B Settlement Agreement dated as of September 18, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc.

10.29	Cooper (UK 2002) Employee Share Purchase Plan (incorporated by reference to Exhibit 10.25 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.30	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein (incorporated by reference to Exhibit 10.25 of Cooper’s Form 10-K for the year ended December 31, 2004).

10.31	Form of Executive Employment Agreement for employees who received stock option and performance share awards on February 13, 2006 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 8-K dated March 17, 2006).

10.32	Separation and Transition Agreement dated September 1, 2006 between Cooper Industries, Ltd. and David R. Sheil (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the quarter ended September 30, 2006).

10.33	Separation and Transition Agreement dated January 16, 2007 between Cooper Industries, Ltd. and Paul M. Isabella.

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2002 through 2006.

21.0	List of Cooper Industries, Ltd. Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Bates White, LLC.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

COOPER INDUSTRIES, LTD.
Date: February 21, 2007	By:	/s/ Kirk S. Hachigian
Kirk S. Hachigian, Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kirk S. Hachigian Kirk S. Hachigian	Chairman, President and Chief Executive Officer	February 21, 2007
/s/ Terry A. Klebe Terry A. Klebe	Senior Vice President and Chief Financial Officer	February 21, 2007
/s/ Jeffrey B. Levos Jeffrey B. Levos	Vice President, Finance and Chief Accounting Officer	February 21, 2007
*STEPHEN G. BUTLER Stephen G. Butler	Director	February 21, 2007
*JAMES J. POSTL James J. Postl	Director	February 21, 2007
*GERALD B. SMITH Gerald B. Smith	Director	February 21, 2007
*JAMES R. WILSON James R. Wilson	Director	February 21, 2007

*By:	/s/ Kevin M. McDonald
Kevin M. McDonald, as Attorney-In-Fact
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
     Cooper management assessed the effectiveness of Cooper’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, Cooper’s internal control over financial reporting is effective based on those criteria.
     Cooper’s independent registered public accounting firm has issued an audit report on our assessment of Cooper’s internal control over financial reporting. This report appears on Page F-2.

Kirk S. Hachigian Chairman, President and Chief Executive Officer	Terry A. Klebe Senior Vice President and Chief Financial Officer	Jeffrey B. Levos Vice President, Finance and and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
Cooper Industries, Ltd.
     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Cooper Industries, Ltd. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 19, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cooper Industries, Ltd.
     We have audited the accompanying consolidated balance sheets of Cooper Industries, Ltd. (“the Company”), as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158 on December 31, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 19, 2007

COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2006	2005	2004
	(in millions, except per share data)
Revenues	$5,184.6	$4,730.4	$4,462.9
Cost of sales	3,516.4	3,243.8	3,119.7
Selling and administrative expenses	969.0	926.8	846.6

Operating earnings	699.2	559.8	496.6
Interest expense, net	51.5	64.8	68.1

Income from continuing operations before income taxes.	647.7	495.0	428.5
Income taxes	163.4	103.9	88.7

Income from continuing operations	484.3	391.1	339.8
Charge related to discontinued operations, net of income taxes	20.3	227.2	—

Net income	$464.0	$163.9	$339.8

Income per Common share
Basic:
Income from continuing operations	$5.28	$4.23	$3.67
Charge from discontinued operations	.22	2.46	—

Net income	$5.06	$1.77	$3.67

Diluted:
Income from continuing operations	$5.16	$4.12	$3.58
Charge from discontinued operations	.21	2.39	—

Net income	$4.95	$1.73	$3.58

Cash dividends per Common share	$1.48	$1.48	$1.40

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in millions)
ASSETS
Cash and cash equivalents	$423.5	$452.8
Receivables	896.0	842.4
Inventories	607.6	538.7
Deferred income taxes and other current assets	266.6	297.2

Total current assets	2,193.7	2,131.1

Property, plant and equipment, less accumulated depreciation	665.4	673.7
Goodwill	2,336.9	2,084.0
Deferred income taxes and other noncurrent assets	178.8	326.3

Total assets	$5,374.8	$5,215.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$5.0	$7.6
Accounts payable	471.7	427.8
Accrued liabilities	522.3	518.0
Current discontinued operations liability	199.6	196.3
Current maturities of long-term debt	300.7	11.4

Total current liabilities	1,499.3	1,161.1

Long-term debt	702.8	1,002.9
Postretirement benefits other than pensions	83.2	163.0
Long-term discontinued operations liability	330.0	330.0
Other long-term liabilities	284.2	352.9

Total liabilities	2,899.5	3,009.9

Common stock, $.01 par value	0.9	0.9
Capital in excess of par value	278.4	383.2
Retained earnings	2,324.4	1,997.4
Accumulated other nonowner changes in equity	(128.4)	(176.3)

Total shareholders’ equity	2,475.3	2,205.2

Total liabilities and shareholders’ equity	$5,374.8	$5,215.1

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in millions)
Cash flows from operating activities:
Net income	$464.0	$163.9	$339.8
Plus: charge related to discontinued operations	20.3	227.2	—

Income from continuing operations	484.3	391.1	339.8
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	111.7	111.0	117.6
Deferred income taxes	15.4	21.5	27.7
Excess tax benefits from stock options and awards	(26.8)	—	—
Restructuring charge payments	—	(0.4)	(4.3)
Changes in assets and liabilities: (1)
Receivables	(16.1)	(39.8)	(56.7)
Inventories	(43.3)	(17.6)	47.6
Accounts payable and accrued liabilities	1.3	86.8	17.8
Other assets and liabilities, net	74.9	20.9	(15.9)

Net cash provided by operating activities	601.4	573.5	473.6

Cash flows from investing activities:
Capital expenditures	(85.3)	(96.7)	(102.8)
Cash paid for acquired businesses	(280.4)	(7.1)	(48.6)
Proceeds from sales of property, plant and equipment and other	18.9	13.6	11.8

Net cash used in investing activities	(346.8)	(90.2)	(139.6)

Cash flows from financing activities:
Proceeds from issuances of debt	—	326.4	94.3
Repayments of debt	(14.8)	(710.4)	(4.7)
Debt issuance costs	—	(3.8)	—
Dividends	(137.0)	(138.1)	(131.0)
Subsidiary purchase of parent shares	(264.2)	(211.0)	(202.9)
Excess tax benefits from stock options and awards	26.8	—	—
Activity under employee stock plans and other	89.2	72.7	78.4

Net cash used in financing activities	(300.0)	(664.2)	(165.9)

Effect of exchange rate changes on cash and cash equivalents	16.1	(19.1)	21.0

Increase (decrease) in cash and cash equivalents	(29.3)	(200.0)	189.1
Cash and cash equivalents, beginning of year	452.8	652.8	463.7

Cash and cash equivalents, end of year	$423.5	$452.8	$652.8

(1) Net of the effects of acquisitions and translation.
The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Capital		Accumulated
		In Excess		Nonowner
	Common	of Par	Retained	Changes in
	Stock	Value	Earnings	Equity	Total
	(in millions)
Balance December 31, 2003	$0.9	$518.0	$1,762.8	$(163.5)	$2,118.2

Net income			339.8		339.8
Minimum pension liability adjustment				(8.0)	(8.0)
Translation adjustment				36.3	36.3
Change in fair value of derivatives				3.0	3.0

Net income and other nonowner changes in equity					371.1

Common stock dividends			(131.0)		(131.0)
Stock-based compensation		21.5			21.5
Subsidiary purchase of parent shares		(202.9)			(202.9)
Stock issued under employee stock plans		107.5			107.5
Other activity		2.1			2.1

Balance December 31, 2004	0.9	446.2	1,971.6	(132.2)	2,286.5

Net income			163.9		163.9
Minimum pension liability adjustment				(11.0)	(11.0)
Translation adjustment				(37.9)	(37.9)
Change in fair value of derivatives				4.8	4.8

Net income and other nonowner changes in equity					119.8

Common stock dividends			(138.1)		(138.1)
Stock-based compensation		40.3			40.3
Subsidiary purchase of parent shares		(211.0)			(211.0)
Stock issued under employee stock plans		106.4			106.4
Other activity		1.3			1.3

Balance December 31, 2005	0.9	383.2	1,997.4	(176.3)	2,205.2
Net income			464.0		464.0
Translation adjustment				53.8	53.8
Change in fair value of derivatives				2.3	2.3

Net income and other nonowner changes in equity					520.1

Adjustment to initially apply SFAS No. 158				(8.2)	(8.2)
Common stock dividends			(137.0)		(137.0)
Stock-based compensation		27.5			27.5
Subsidiary purchase of parent shares		(264.2)			(264.2)
Stock issued under employee stock plans		130.3			130.3
Other activity		1.6			1.6

Balance December 31, 2006	$0.9	$278.4	$2,324.4	$(128.4)	$2,475.3

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
Accounts Receivable: Cooper provides an allowance for doubtful trade accounts receivable, determined under the specific identification method. The allowance was $9.8 million and $6.6 million at December 31, 2006 and 2005, respectively.
Inventories: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 57.3% and 59.2% of inventories at December 31, 2006 and 2005, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method. Cooper records provisions for potential obsolete and excess inventories. See Note 4 of the Notes to the Consolidated Financial Statements.
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
Revenue Recognition: Cooper recognizes revenues when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon experience. The accrual for sales returns and other allowances was $73.4 million and $62.5 million at December 31, 2006 and 2005,

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
respectively. Shipping and handling costs of $172.7 million, $157.1 million and $132.2 million in 2006, 2005 and 2004, respectively, are reported as a reduction of revenues in the consolidated income statements.
Research and Development Expenditures: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $83.5 million, $71.5 million and $70.6 million in 2006, 2005 and 2004, respectively.
Impact of New Accounting Standards: In December 2004, the Financial Accounting Standards Board issued FASB Statement 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Statement 123(R) also supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. For Cooper, the revised statement was effective January 1, 2006. See Note 10 of the Notes to the Consolidated Financial Statements.
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 ¸ Accounting for Uncertainty in Income Taxes (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings in 2007. Cooper is currently evaluating the impact of the Interpretation on its consolidated financial statements and anticipates the adjustment to retained earnings will not be material.
     In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Cooper is currently evaluating the impact of this Statement on its consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan and other postretirement plans as an asset or liability on its balance sheet and recognize changes in its funded status in the year in which the change occurs through accumulated other nonowner changes in equity. For Cooper, the Statement was effective December 31, 2006. See Note 13 of the Notes to the Consolidated Financial Statements.
NOTE 2: RESTRUCTURING
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.14 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action included plans for the withdrawal

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. In 2005, Cooper finalized activities related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The multiple-employer pension obligation was satisfied with a cash payment of $14.1 million in October 2006 representing full and final payment of the withdrawal liability. The remaining $5.9 million charge primarily represented severance for announced employment reductions at several locations. As of December 31, 2006, 2005 and 2004, Cooper had paid $5.9 million, $5.3 million and $4.9 million, respectively, for the actions, all of which was for severance costs.
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
NOTE 3: ACQUISITIONS AND DIVESTITURES
     Cooper completed four acquisitions during 2006. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its understanding of the fair value of the assets and liabilities acquired. In the months after the closing of the transaction, Cooper obtains additional information about the assets and liabilities acquired and finalizes allocation of the purchase price.
     In August 2006, Cooper completed the acquisition of all of the outstanding stock of Cannon Technologies, Inc. for $191.3 million, net of cash acquired, including acquisition costs. Cannon is a provider of automation technologies for monitoring and metering, and energy management by electrical utilities. The Cannon acquisition resulted in the recognition of a preliminary estimate of goodwill of $149.0 million, primarily related to the future earnings and cash flow potential resulting from Cannon’s rapidly expanding customer base.
     Cooper acquired three additional companies during 2006 for total consideration of $89.1 million, net of cash acquired, including acquisition costs. In general, the acquired businesses were manufacturers and assemblers of electrical products, in markets such as aerospace, subsea, military, industrial and fire and safety. These companies were all complementary to existing businesses owned by Cooper and resulted in aggregate goodwill of $39.2 million.
     The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition for the acquisitions consummated during the year ended December 31, 2006:

	Cannon	All Others	Total
	(in millions)
Receivables	$7.0	$8.8	$15.8
Inventories	4.6	12.2	16.8
Property, Plant and Equipment	1.7	8.2	9.9
Goodwill	149.0	39.2	188.2
Other intangible assets	55.4	38.9	94.3
Accounts payable	(3.9)	(4.2)	(8.1)
Other assets and liabilities, net	(22.5)	(14.0)	(36.5)

Net cash consideration	$191.3	$89.1	$280.4

     Approximately $14.0 million of the $188.2 million of goodwill is expected to be deductible for tax purposes.
     In connection with the purchase of Cannon Technologies, Inc., $4.2 million pre-tax of intangible asset cost was attributed to purchased research and development costs and written off on the date of acquisition and included in cost of sales. Of the remaining intangible asset values, $27.0 million was assigned to trademarks that are not subject to amortization, $30.3 million was assigned to technology (15 year weighted average life), $28.5 million was assigned to customer lists (16 year weighted average life), and $4.3 million assigned to other intangibles.
     Cooper continues to evaluate the fair value of the assets and liabilities acquired during the year ended December 31, 2006 and will adjust the allocations as additional information relative to the businesses becomes available for up to one year from the acquisition date.
     In 2004, Cooper acquired two companies for $48.6 million. These companies were complementary to existing business in the Electrical Products segment. In March 2004, Cooper acquired a manufacturer of specification and commercial grade lighting fixtures for $10.1 million. In November 2004, Cooper acquired a U.K. based manufacturer of visual and audible alarms and public address speakers for $38.5 million.
     The results of operations of the acquisitions are included in the consolidated income statement since the respective acquisition dates. Pro-forma net income and earnings per share for the years ended December 31, 2006, 2005 and 2004, assuming the acquisitions had been made at the beginning of the year, would not be materially different from reported results.
     In July 2006, Cooper divested the assets of one small business within the Electrical Products segment for aggregate proceeds of $11.5 million. A pre-tax gain of $4.7 million was recognized on the divestiture.
     In January 2007, Cooper completed two acquisitions for total consideration of approximately $97 million. Both of these businesses are complementary to existing businesses in the Electrical Products segment.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 4: INVENTORIES

	December 31,
	2006	2005
	(in millions)
Raw materials	$204.2	$206.1
Work-in-process	160.7	137.9
Finished goods	366.3	303.7
Perishable tooling and supplies	14.6	14.4

	745.8	662.1
Allowance for excess and obsolete inventory	(65.6)	(58.7)
Excess of current standard costs over LIFO costs	(72.6)	(64.7)

Net inventories	$607.6	$538.7

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2006	2005
	(in millions)
Land and land improvements.	$61.5	$60.6
Buildings	481.7	474.5
Machinery and equipment	837.7	808.9
Tooling, dies and patterns.	274.9	258.4
All other	366.0	323.4
Construction in progress	65.6	85.1

	2,087.4	2,010.9
Accumulated depreciation	(1,422.0)	(1,337.2)

	$665.4	$673.7

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment, were as follows:

	Electrical
	Products	Tools	Total
	(in millions)
Balance December 31, 2004	$1,840.1	$302.2	$2,142.3
Additions to goodwill	5.9	—	5.9
Translation adjustments	(63.8)	(0.4)	(64.2)

Balance December 31, 2005	1,782.2	301.8	2,084.0
Additions to goodwill	188.2	—	188.2
Disposal of business	(4.9)	—	(4.9)
Translation adjustments	67.8	1.8	69.6

Balance December 31, 2006	$2,033.3	$303.6	$2,336.9

     Under SFAS No. 142, goodwill is subject to an annual impairment test. See Note 1 of the Notes to the Consolidated Financial Statements. The results of step one of the goodwill impairment test did not require the completion of step two of the test for any reporting units in 2006, 2005 or 2004.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Other intangible assets primarily consist of patents, trademarks, software and customer lists. The gross carrying value of other intangible assets was $102.7 million and $11.8 million at December 31, 2006 and 2005, respectively. Accumulated amortization of other intangible assets was $13.6 million and $9.3 million at December 31, 2006 and 2005, respectively. Other intangible assets are amortized over their remaining useful lives. Amortization expense of other intangible assets was $4.1 million in 2006, $0.6 million in 2005, and $0.7 million in 2004. Annual amortization expense is expected to be $6.8 million in 2007, $6.7 million in 2008 and $6.3 million in 2009, $3.7 million in 2010 and $3.0 million in 2011.
NOTE 7: ACCRUED LIABILITIES

	December 31,
	2006	2005
	(in millions)
Salaries, wages and employee benefit plans	$228.5	$244.0
Commissions and customer incentives	135.0	132.7
Product and environmental liability accruals	34.1	36.2
Facility integration of acquired businesses	—	6.3
Other (individual items less than 5% of total current liabilities)	124.7	98.8

	$522.3	$518.0

     At December 31, 2006, Cooper had accruals of $19.3 million with respect to potential product liability claims and $29.7 million with respect to potential environmental liabilities, including $14.9 million classified as a long-term liability, based on Cooper’s current estimate of the most likely amount of losses that it believes will be incurred.
     The product liability accrual consists of $5.4 million of known claims with respect to ongoing operations, $1.7 million of known claims for previously divested operations and $12.2 million, which represents an estimate of claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage for individual 2006 claims above $5.0 million.
     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $5.3 million related to sites owned by Cooper and $24.4 million for retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.
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
     In connection with acquisitions, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing Cooper operations. The following table summarizes the accrual balances and activity during each of the last three years:

	2006	2005	2004
	(in millions)
Balance, beginning of year	$6.3	$11.0	$18.1
Spending	(6.3)	(4.7)	(7.1)

Balance, end of year	$—	$6.3	$11.0

     At December 31, 2005 and 2004, respectively, $6.3 million and $11.0 million of the balance was related to facilities shutdown and realignment costs resulting from the acquisition of Eagle Electric in 2000. During the three years ended December 31, 2006, the annual spending was primarily related to downsizing and consolidating facilities. Involuntary termination benefits of $4.5 million in 2006, $2.0 million in 2005, and $1.2 million in 2004 were paid and 344 and 68 hourly positions were eliminated during 2005 and 2004, respectively. The termination and facility shutdown activities were completed as of December 31, 2006.
NOTE 8: DEBT AND LEASE COMMITMENTS

	December 31,
	2006	2005
	(in millions)
5.25% senior unsecured notes, due July 2007	$293.3	$292.7
5.50% senior unsecured notes, due November 2009	275.0	275.0
5.25% senior unsecured notes, due November 2012	325.0	325.0
6.91% second series medium-term notes, due through 2010	2.3	13.3
6.38% third series medium-term notes, due through 2008.	100.0	100.0
Other	7.9	8.3

Total long-term debt	1,003.5	1,014.3
Current maturities	(300.7)	(11.4)

Long-term portion	$702.8	$1,002.9

     Cooper has a U.S. committed credit facility of $500 million, which matures in November 2009. At December 31, 2006 and 2005, all of Cooper’s $500 million U.S. committed credit facility was available. The agreement for the credit facility requires that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and a minimum earnings before interest, income taxes, depreciation and amortization to interest ratio. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     On November 8, 2005, Cooper US, Inc., a subsidiary of Cooper, issued $325 million of 5.25% senior unsecured notes that mature on November 15, 2012. Payment of the notes is guaranteed by Cooper and certain of its subsidiaries. Proceeds of the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55% (see Note 17). The proceeds of €272.6 million partially funded repayment of the 6.25% Euro bonds that matured in October 2005.
     During June 2002, Cooper issued $300 million senior unsecured notes due July 1, 2007 with a 5.25% interest rate. During August 2003, Cooper entered into interest-rate swaps to effectively convert this fixed-rate debt to variable-rate debt (see Note 17). The fair value of the interest rate swaps are included in long-term debt on the consolidated balance sheets.
     Maturities of long-term debt for the five years subsequent to December 31, 2006 are $300.7 million in 2007, $100.3 million in 2008, $275.0 million in 2009, $2.3 million in 2010 and insignificant in 2011. The future net minimum lease payments under capital leases are not significant.
     Total interest paid during 2006, 2005 and 2004 was $57 million, $79 million and $82 million, respectively.
     Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $33.3 million, $34.3 million and $35.0 million during 2006, 2005 and 2004, respectively.
     At December 31, 2006, minimum annual rental commitments under noncancellable operating leases that have an initial or remaining lease term in excess of one year were $22.8 million in 2007, $17.8 million in 2008, $13.9 million in 2009, $12.1 million in 2010, $9.3 million in 2011 and $32.0 million thereafter.
NOTE 9: COMMON AND PREFERRED STOCK
     Cooper’s authorized share capital is U.S. $4,100,000 consisting of 250,000,000 Class A common shares, par value of $.01 per share, 150,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares were outstanding at December 31, 2006, 2005 or 2004.
     At December 31, 2006, 91,141,021 Class A common shares, $.01 par value were issued and outstanding (excluding the 12,938,401 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 91,556,569 Class A common shares, $.01 par value (excluding the 9,850,101 Class A common shares held by wholly-owned subsidiaries) at December 31, 2005. During 2006, Cooper issued 2,672,752 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2006, Cooper’s wholly-owned subsidiaries purchased 3,088,300 Class A common shares for $264.2 million under Cooper’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Certain wholly-owned subsidiaries own Cooper Class A common shares and a wholly-owned subsidiary owns all the issued and outstanding Cooper Class B common shares. The subsidiaries investments in the Class A and Class B common shares are accounted for as investments in the parent company that are eliminated in consolidation. The Class B common shares are not entitled to vote, except as to matters for which Bermuda law specifically requires voting rights for otherwise nonvoting shares. Cooper and its wholly-owned subsidiaries have entered into a voting agreement which provides that in those limited circumstances where the Class B common shares have the right to vote, Cooper’s wholly-owned subsidiaries shall vote the Class B common shares and any Class A common shares that may be held by Cooper’s wholly-owned subsidiaries in the same proportion as the holders of Class A common shares. If at any time a dividend is declared or paid on the Class A common shares, a like dividend shall be declared and paid on Class B common shares in an equal amount per share. During 2004, Cooper’s wholly-owned subsidiaries waived their rights to receive the regular quarterly dividend declared of $.35 per share (a total of $81.6 million in 2004) on both the Class A and Class B common shares held by Cooper’s wholly-owned subsidiaries.
     Under the terms of the Dividend Reinvestment Plan, any holder of common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in common stock without incurring any brokerage commissions or service charges. At December 31, 2006, Cooper had 11,420,720 shares reserved for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards, restricted stock awards and subscriptions under the Employee Stock Purchase Plan and other plans.
     On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper Class A common stock and increased the annual dividend rate of Cooper’s common stock by $.20 cents per share to $1.68 (or $.84 per share after the stock split). The record date for the stock split is February 28, 2007 and the distribution date is March 15, 2007. On February 9, 2005, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by eight cents per share to $1.48.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     The following table presents pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in 2005 and 2004. In 2005 and 2004, there were essentially two remaining differences between as reported and pro-forma net income and earnings per share. First, Cooper accounted for awards granted prior to January 1, 2003 using the intrinsic value method, whereas the pro-forma amounts reflect those award grants as calculated under SFAS No. 123. Secondly, the pro-forma amounts reflect recognition of the tax benefits of disqualifying dispositions of incentive stock options in accordance with SFAS No. 123.

	Year Ended December 31}
	2005	2004
	(in millions)
Net income, as reported	$163.9	$339.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24.9	13.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20.9)	(14.6)

Pro forma net income	$167.9	$338.5

	Year Ended December 31
	2005	2004
Earnings per share:
Basic — as reported	$1.77	$3.67
Basic — pro forma	$1.81	$3.66
Diluted — as reported	$1.73	$3.58
Diluted — pro forma	$1.77	$3.57

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows during the year ended 2006 by $26.8 million.
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 17 million. As of December 31, 2006, 2,762,091 shares remain available for future grants under the Plan all of which are available for grants of performance-based shares and restricted stock units. Activity for each of these stock-incentive awards is discussed in more detail below. Total compensation expense for all share-based compensation arrangements under the Plan was $29.1 million, $40.3 million and $22.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $10.3 million, $15.4 million and $8.8 million during the years ended December 31, 2006, 2005 and 2004, respectively.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model using the assumptions noted in the following table. Expected volatility in 2006 is based on implied volatilities from traded options on Cooper stock, historical volatility of Cooper stock, and other factors. Cooper believes that the resulting blended volatility represents a more accurate estimate of potential fluctuations in Cooper stock. Cooper uses historical data to estimate employee termination experience. The expected term of options granted is determined based on historical exercise behavior. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005	2004
Expected volatility	18.0%	27.7%	34.0%
Expected dividends	1.8%	2.1%	2.5%
Expected term (in years)	4.5	5.0	5.0
Risk-free interest rate	4.6%	3.7%	3.1%
     A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value
Options	Shares	Exercise Price	Contractual Term	(in millions)
Outstanding at January 1, 2006	5,428,821	$48.81
Granted	823,600	$82.94
Exercised	(1,955,185)	$43.94
Forfeited or expired	(185,425)	$71.69

Outstanding at December 31, 2006	4,111,811	$56.93	4.3	$139.2

Vested or expected to vest at December 31, 2006	4,058,933	$56.59	4.4	$138.7

Exercisable at December 31, 2006	2,363,863	$45.05	3.5	$108.1

     The weighted-average grant date fair values of options granted during the years ended December 31, 2006, 2005 and 2004 were $16.06, $17.37 and $14.92, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $81.5 million, $54.7 million and $40.0 million, respectively.
     As of December 31, 2006, total unrecognized compensation expense related to nonvested stock options was $14.8 million. This expense is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of stock options vested during the years ended December 31, 2006, 2005 and 2004 was $12.6 million, $8.4 million and $3.6 million, respectively.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     The fair value of each performance-based share and restricted stock unit was calculated at the market price on the date of grant. Performance goals for the performance-based shares are currently assumed to be achieved at the maximum level. If goal-level assumptions are not met, compensation expense is adjusted and previously recognized compensation expense is reversed. Upon distribution of performance-based shares, Cooper also pays the recipient cash equal to the aggregate amount of cash dividends that the recipient would have received had they been the owner of record from the date of grant. Dividends on restricted stock units are payable on the dividend payment date or on the date when restrictions lapse, depending upon the specific award. For performance-based share and restricted stock unit awards, upon a change in control in Cooper (as defined in the Plan), all restrictions on those awards will lapse and shares shall be issued as otherwise provided in the Plan.
     A summary of the status of Cooper’s nonvested performance-based shares as of December 31, 2006 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Performance-Based Shares	Shares	Fair Value
Nonvested at January 1, 2006	962,138	$55.05
Granted	299,260	$83.09
Vested	(288,975)	$37.58
Forfeited	(134,857)	$68.47

Nonvested at December 31, 2006	837,566	$68.94

     The weighted-average grant-date fair value of performance-based shares granted during the years ended December 31, 2006, 2005 and 2004 was $83.09, $69.26 and $55.64, respectively. The total intrinsic value of performance-based shares awarded during the years ended December 31, 2006, 2005 and 2004 was $27.2 million, $25.5 million and $26.0 million, respectively.
     As of December 31, 2006, total unrecognized compensation expense related to nonvested performance-based shares was $23.3 million. This expense is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of performance-based shares vested during the year ended December 31, 2006 was $10.9 million. No performance based shares vested during the years ended December 31, 2005 or December 31, 2004.
     A summary of the status of Cooper’s nonvested restricted stock units as of December 31, 2006, and changes during the year then ended is presented below:

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2006	309,400	$49.97
Granted	52,000	$87.34
Vested	(178,850)	$39.11
Forfeited	(44,000)	$56.76

Nonvested at December 31, 2006	138,550	$75.84

     The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2006, 2005 and 2004 was $87.34, $68.93 and $55.64, respectively. The total intrinsic value of restricted stock units awarded during the years ended December 31, 2006, 2005 and 2004 was $4.7 million, $9.2 million and $0.3 million, respectively.
     As of December 31, 2006, total unrecognized compensation expense related to nonvested restricted stock unit compensation arrangements was $7.0 million. This expense is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of restricted stock units vested during the years ended December 31, 2006, 2005 and 2004 was $7.0 million, $6.1 million and $2.3 million, respectively.
     Cash received from stock option exercises during the years ended December 31, 2006, 2005 and 2004 was $89.2 million, $72.7 million and $78.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $31.7 million, $18.7 million and $13.7 million, respectively, during the years ended December 31, 2006, 2005 and 2004. Cash used to settle equity instruments granted under all share-based payment arrangements during the years ended December 31, 2006, 2005 and 2004 was immaterial in all periods.
     Cooper has a practice of repurchasing shares on the open market to satisfy shares issued for option exercises and share awards and expects to repurchase approximately 1.5 million shares during 2007, based on estimates of option exercises and share awards vesting for the year.
     The impact of adopting Statement 123(R) on January 1, 2006, on Cooper’s income from continuing operations before income taxes, net income and basic and diluted earnings per share during the year ended December 31, 2006 was immaterial.
NOTE 11: ACCUMULATED NONOWNER CHANGES IN EQUITY

			Gain
	Pension and		(Loss) On	Cumulative
	Postretirement	Minimum	Derivative	Translation
	Benefit Plans	Pension Liability	Instruments	Adjustment	Total
	(in millions)
Balance December 31, 2003	$—	$(59.7)	$(1.5)	$(102.3)	$(163.5)
Current year activity	—	(8.0)	3.0	36.3	31.3

Balance December 31, 2004	—	(67.7)	1.5	(66.0)	(132.2)
Current year activity	—	(11.0)	4.8	(37.9)	(44.1)

Balance December 31, 2005	—	(78.7)	6.3	(103.9)	(176.3)
Current year activity	(86.9)	78.7	2.3	53.8	47.9

Balance December 31, 2006	$(86.9)	$—	$8.6	$(50.1)	$(128.4)

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2006			2005			2004
	Before	Tax		Before	Tax		Before	Tax
	Tax	(Expense)	Net	Tax	(Expense)	Net	Tax	(Expense)	Net
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(in millions)
Pension and postretirement benefit plans	$(142.0)	$55.1	$(86.9)	$—	$—	$—	$—	$—	$—

Minimum pension liability adjustment	130.8	(52.1)	78.7	(18.1)	7.1	(11.0)	(13.3)	5.3	(8.0)

Change in fair value of derivatives	15.3	(6.1)	9.2	10.7	(4.3)	6.4	5.2	(2.1)	3.1
Reclassification to earnings	(11.4)	4.5	(6.9)	(2.7)	1.1	(1.6)	(0.2)	0.1	(0.1)

	3.9	(1.6)	2.3	8.0	(3.2)	4.8	5.0	(2.0)	3.0

Translation adjustment	82.8	(29.0)	53.8	(58.3)	20.4	(37.9)	55.8	(19.5)	36.3

Other nonowner changes in equity	$75.5	$(27.6)	$47.9	$(68.4)	$24.3	$(44.1)	$47.5	$(16.2)	$31.3

NOTE 12: INCOME TAXES

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Components of income from continuing operations before income taxes:
U.S. operations	$234.0	$104.4	$71.3
Non-U.S. operations	413.7	390.6	357.2

Income from continuing operations before income taxes	$647.7	$495.0	$428.5

Components of income tax expense:
Current:
U.S. Federal	$67.6	$21.5	$4.6
U.S. state and local	11.6	14.2	4.9
Non-U.S	68.8	46.7	51.5

	148.0	82.4	61.0

Deferred:
U.S. Federal	21.1	3.6	19.8
U.S. state and local	2.0	1.7	4.7
Non-U.S	(7.7)	16.2	3.2

	15.4	21.5	27.7

Income tax expense	$163.4	$103.9	$88.7

Total income taxes paid	$175.0	$90.9	$87.3

Effective tax rate reconciliation:
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	1.8	1.2	1.5
Non-U.S. Operations	(10.6)	(13.8)	(13.5)
Extraterritorial income exclusion	(0.3)	(0.6)	(1.0)
Tax credits	(0.5)	(0.7)	(1.3)
Other	(0.2)	(0.1)	—

Effective tax rate attributable to continuing operations	25.2%	21.0%	20.7%

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2006	2005
	(in millions)
Components of deferred tax assets and liabilities:
Deferred tax assets:
Postretirement and other employee welfare benefits	$44.6	$65.7
Accrued liabilities	344.4	349.7
Pension plans	19.1	52.1
Net operating loss carryforward	23.3	15.6
Other	9.9	32.5

Gross deferred tax assets	441.3	515.6
Valuation allowance	(8.4)	(9.6)

Total deferred tax assets	432.9	506.0

Deferred tax liabilities:
Property, plant and equipment and intangibles	(223.6)	(190.8)
Inventories	(8.7)	(13.2)
Pension plans	(13.6)	(70.6)

Total deferred tax liabilities	(245.9)	(274.6)

Net deferred tax asset	$187.0	$231.4

     Generally, Cooper provides United States income tax that would be imposed on the repatriation of the earnings of its non-U.S. operations. However, as of December 31, 2006 and 2005, United States income taxes have not been provided on approximately $125 million and $110 million, respectively, of undistributed non-U.S. earnings that are expected to be permanently reinvested outside the United States.
     In 2005, Cooper protested the United States Internal Revenue Service (“IRS”) examination findings for the 2000-2001 tax years. The IRS has challenged Cooper’s treatment of gains and interest deductions claimed on its 2000 and 2001 federal income tax returns, relating to transactions involving government securities. If the proposed adjustments are upheld, it would require Cooper to pay approximately $26.5 million in taxes plus accrued interest. There would be an additional payment related to those items for the 2002-2003 tax years of approximately $67.2 million in taxes plus accrued interest if the IRS prevails in its proposed treatment for the 2000-2001 tax years. Interest will continue to accrue until the matter is resolved. Cooper believes these transactions were properly reported on its federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and is challenging these adjustments vigorously.
     On February 1, 2007, the IRS issued its examination report for the 2002-2004 tax years. In addition to the finding related to transactions involving government securities discussed above, the IRS has challenged Cooper’s treatment of certain interest payments made during these years to a subsidiary. If the proposed adjustments are upheld, it would require Cooper to pay approximately $140 million of federal withholding tax plus accrued interest. Cooper believes that these interest payments are not subject to this tax, and that the interest payments were properly reflected on its federal income tax returns in accordance with applicable tax laws and regulations in effect during the period involved. Cooper is preparing a protest related to these proposed adjustments, and will challenge the proposed adjustments vigorously.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     While the outcome of the above proceedings cannot be predicted with certainty, management believes that the ultimate outcome of these matters will not have a material impact on Cooper’s consolidated financial position or results of operations.
     In addition to the above, Cooper is under examination by various United States state and local taxing authorities as well as various taxing authorities in other countries. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for tax contingencies, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed. However, management does not believe that any of these matters will have a material adverse effect on Cooper’s consolidated results of operations.
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
     During June 2006, Cooper announced that, effective January 1, 2007, future benefit accruals will cease under the Cooper U. S. Salaried Pension Plan. Benefits earned through December 31, 2006 will remain in each participant’s Salaried Pension Plan account. The account balance will continue to earn interest credits until a participant is eligible for and elects to receive the plan benefit. Cooper recognized a curtailment loss of $4.2 million in the second quarter of 2006 as a result of this action. Beginning in 2007, Cooper will make a cash contribution equal to 3% of compensation to the Cooper Retirement Savings and Stock-Ownership Plan (“CO-SAV”). Cooper will further increase the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match up to 6% of employee contributions.
     Cooper also announced the elimination of postretirement life insurance for active employees, effective January 1, 2007. As a result, Cooper recognized a curtailment gain of $3.2 million in the second quarter of 2006.
     Effective December 31, 2006, Cooper adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. See Note 1 of the Notes to the Consolidated Financial Statements.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Change in benefit obligation:
Benefit obligation at January 1	$783.7	$763.7	$105.0	$129.5
Service cost	16.7	17.5	0.1	0.2
Interest cost	41.4	41.0	5.6	6.8
Benefit payments	(43.8)	(59.4)	(9.3)	(13.9)
Actuarial (gain) loss	2.7	37.8	(3.4)	1.5
Exchange rate changes	17.3	(17.2)	—	—
Settlements	(26.0)	(1.3)	—	—
Curtailment	(5.7)	—	(3.2)	—
Amendments	(21.7)	—	—	(19.1)
Other	3.6	1.6	—	—

Benefit obligation at December 31	768.2	783.7	94.8	105.0

Change in plan assets:
Fair value of plan assets at January 1	650.1	660.5	—	—
Actual return on plan assets	63.4	34.4	—	—
Employer contributions	9.8	20.0	9.3	13.9
Benefit payments	(43.8)	(56.7)	(9.3)	(13.9)
Exchange rate changes	9.7	(7.5)	—	—
Settlements	(23.1)	(1.3)	—	—
Other	0.6	0.7	—	—

Fair value of plan assets at December 31	666.7	650.1	—	—

Funded status	(101.5)	(133.6)	(94.8)	(105.0)
Unrecognized net actuarial (gain) loss	—	246.6	—	(38.5)
Unrecognized prior service cost	—	6.8	—	(19.5)

Net amount recognized	$(101.5)	$119.8	$(94.8)	$(163.0)

				Other
	Pension Benefits			Postretirement Benefits
	2006	2005		2006	2005
	(in millions)
Assets and liabilities recognized in the balance sheet consist of:
Noncurrent assets	$41.9	$120.7		$—	$—
Accrued liabilities	(4.4)	(24.5)		(11.6)	—
Long-term liabilities	(139.0)	(107.2)		(83.2)	(163.0)

	$(101.5)	$(11.0	)(1)	$(94.8)	$(163.0)

(1)	In 2005, a pre-tax minimum pension liability adjustment of $130.8 million was included in accumulated other nonowner changes in equity.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Amounts recognized in accumulated other nonowner changes in equity consist of:
Net actuarial (gain) loss	$217.6	$—	$(39.1)	$—
Prior service cost	(19.0)	—	(17.5)	—

	$198.6	$—	$(56.6)	$—

     The incremental effect of adopting SFAS No. 158 on individual consolidated balance sheet line items as of December 31, 2006 was as follows:

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
	(in millions)
Deferred income taxes and other noncurrent assets	$335.6	$(156.8)	$178.8
Accrued liabilities	541.9	(19.6)	522.3
Postretirement benefits other than pensions	139.8	(56.6)	83.2
Other long-term liabilities	356.6	(72.4)	284.2
Accumulated other nonowner changes in equity	(120.2)	(8.2)	(128.4)
     The accumulated benefit obligation for defined benefit pension plans was $758.3 million and $763.3 million at December 31, 2006 and 2005, respectively.
     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $313.2 million, $307.3 million and $172.0 million, respectively as of December 31, 2006 and $309.2 million, $302.5 million and $173.9 million, respectively at December 31, 2005.

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in millions)
Components of net periodic benefit cost:
Service cost	$16.7	$17.5	$16.2	$0.1	$0.2	$0.2
Interest cost	41.4	41.0	41.8	5.6	6.8	8.2
Expected return on plan assets	(49.1)	(50.7)	(47.1)	—	—	—
Amortization of prior service cost	0.5	0.6	0.6	(2.0)	(0.4)	(0.1)
Recognized actuarial (gain) loss	13.2	10.0	7.4	(2.9)	(3.0)	(2.8)
Settlement loss	4.1	0.5	—	—	—	—
Curtailment (gain) loss	4.2	—	—	(3.2)	—	—

Net periodic benefit cost	$31.0	$18.9	$18.9	$(2.4)	$3.6	$5.5

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The estimated net loss and prior service cost credit for the defined benefit pension plans that will be amortized from accumulated other nonowner changes in equity into net periodic benefit cost over the next fiscal year are $10.2 million and $(2.1) million, respectively. The estimated net gain and prior service credit for the other postretirement plans that will be amortized from accumulated other nonowner changes in equity into net periodic benefit cost over the next fiscal year are $(2.7) million and $(2.0) million, respectively.

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.50% - 5.75%	4.25% - 5.60%	5.75%	5.60%
Rate of compensation increase	2.75% - 4.00%	2.25% - 4.00%	—	—

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Weighted average assumptions used to determine net costs for the years ended December 31:
Discount rate	4.25% - 5.60%	5.00% - 5.75%	5.60%	5.75%
Expected return on plan assets	6.00% - 8.25%	6.00% - 8.25%	—	—
Rate of compensation increase.	2.75% - 4.00%	2.75% - 4.00%	—	—

	2006	2005
Assumed healthcare cost trend rates:
Healthcare cost trend rate assumed for next year	8.00%	9.00%
Rate to which trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend rate	2010	2010

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(in millions)
A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
Effect on total of service and interest cost components	$0.4	$(0.3)
Effect on the postretirement benefit obligation	$5.3	$(4.7)
     Defined benefit pension plan assets consist of:

	Percentage of Plan Assets
	at December 31,
Asset Category	2006	2005
Equity Securities	60%	60%
Debt Securities	40%	40%

	100%	100%

     Cooper’s policy is to invest its pension assets in equity and fixed income investments. The plan investments are managed by outside investment advisors and include equity futures, other equity derivatives, fixed income futures and short to intermediate duration fixed income securities. The allocation of plan assets is determined based on plan liabilities and funded status.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Cooper’s overall expected long-term rate of return on assets assumption is based upon (i) a long-term expected inflation rate, (ii) long-term expected stock and bond market risk premiums over the expected inflation rate, and (iii) a target allocation of equity and fixed income securities that will generate the overall expected long-term rate of return.
     During 2007, Cooper expects to contribute approximately $5.4 million in cash to the defined benefit pension plans. Other postretirement benefit plans are not subject to any minimum regulatory funding requirements. Cooper funds these benefits payments as incurred.
     Estimated future benefit payments for the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $55.5 million in 2007, $55.2 million in 2008, $56.4 million in 2009, $58.0 million in 2010, $59.3 million in 2011 and $301.6 million for 2012 through 2016.
     During the fourth quarter of 2003, Cooper recorded a $12.5 million restructuring charge as an estimate of Cooper’s portion of unfunded benefit obligations related to the withdrawal from a multiple-employer pension plan associated with the closing of Cooper Wiring Device manufacturing operations in New York City. In 2005, Cooper finalized activities related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The multiple-employer pension obligation was satisfied with a cash payment of $14.1 million in 2006 representing full and final payment of the withdrawal liability. Cooper participates in two other multiple-employer plans. Obligations under these plans are insignificant.
     During 2006, 2005 and 2004, expense with respect to defined contribution plans (primarily related to various groups of hourly employees) totaled $18.3 million, $17.8 million and $16.4 million, respectively.
NOTE 14: RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN
     All full-time domestic employees, except for certain bargaining unit employees, are eligible to participate in the Cooper Retirement Savings and Stock Ownership Plan (“CO-SAV”). Under the terms of the CO-SAV plan, employee savings deferrals are partially matched with Cooper common stock.
     Compensation expense for the CO-SAV plan was $20.1 million, $19.5 million and $20.0 million in 2006, 2005 and 2004, respectively.
     See Note 13 of the Notes to the Consolidated Financial Statements regarding changes in company contribution levels for the CO-SAV plan that became effective January 1, 2007.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Financial information by industry segment was as follows:

	Revenues			Operating Earnings			Total Assets
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in millions)
Electrical Products	$4,426.0	$3,997.5	$3,722.2	$703.2	$585.0	$511.2	$3,960.8	$3,600.9	$3,591.8
Tools	758.6	732.9	740.7	85.6	66.7	62.7	686.6	700.5	737.0

Total management reporting	$5,184.6	$4,730.4	$4,462.9	788.8	651.7	573.9	4,647.4	4,301.4	4,328.8

General Corporate expense				(89.6)	(91.9)	(77.3)

Operating earnings				699.2	559.8	496.6
Interest expense, net				(51.5)	(64.8)	(68.1)

Consolidated income from continuing operations before income taxes				$647.7	$495.0	$428.5

Corporate assets							727.4	913.7	1,079.0

Consolidated assets							$5,374.8	$5,215.1	$5,407.8

	Electrical			Consolidated
	Products	Tools	Corporate	Total
	(in millions)
2006
Depreciation and amortization	$90.4	$20.0	$1.3	$111.7
Capital expenditures	60.8	9.1	15.4	85.3
Investment in unconsolidated affiliates.	21.3	—	—	21.3

2005
Depreciation and amortization	$88.7	$20.1	$2.2	$111.0
Capital expenditures	69.9	12.4	14.4	96.7
Investment in unconsolidated affiliates.	21.6	—	—	21.6

2004
Depreciation and amortization	$93.9	$21.7	$2.0	$117.6
Capital expenditures	73.0	10.2	19.6	102.8
Investment in unconsolidated affiliates.	23.3	—	—	23.3
Geographic Information
     Revenues and long-lived assets by country are summarized below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Revenues are generally denominated in the currency of the location of the assets producing the revenues.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Revenues			Long-Lived Assets
	2006	2005	2004	2006	2005	2004
	(in millions)
United States	$3,781.1	$3,459.5	$3,264.4	$490.0	$726.3	$703.4
Germany	253.5	235.0	249.7	38.7	35.0	42.4
United Kingdom.	305.3	311.3	283.6	41.1	57.2	67.3
Canada	226.3	205.1	181.6	0.7	0.8	0.9
Mexico	172.4	139.2	132.1	83.2	87.7	85.6
Other countries	446.0	380.3	351.5	80.2	69.0	54.5

	$5,184.6	$4,730.4	$4,462.9	$733.9	$976.0	$954.1

     International revenues by destination, based on the location products were delivered, were as follows by segment:

	International Revenues
	2006	2005	2004
	(in millions)
Electrical Products	$1,312.5	$1,152.6	$1,052.5
Tools	343.0	312.9	329.0

	$1,655.5	$1,465.5	$1,381.5

NOTE 16: CHARGE RELATED TO DISCONTINUED OPERATIONS
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2006, a total of 141,529 Abex Claims were filed, of which 110,229 claims have been resolved leaving 31,300 Abex Claims pending at December 31, 2006, that are the responsibility of Federal-Mogul. During the year ended December 31, 2006, 3,806 claims were filed and 10,941 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,960 before insurance. A total of $107.4 million was spent on defense costs for the period August 28, 1998 through December 31, 2006. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     In December 2005, Cooper announced that the Company and other parties involved in the resolution of the Federal-Mogul bankruptcy proceeding had reached an agreement regarding Cooper’s participation in Federal Mogul’s proposed 524 (g) asbestos trust. By participating in this trust, Cooper would resolve its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval, approval of 75 percent of the current Abex asbestos claimants and certain other approvals. The settlement would resolve more than 38,000 pending Abex Claims as of December 31, 2005. Future claims would be resolved through the bankruptcy trust, and Cooper would be protected against future claims by an injunction to be issued by the district court upon plan confirmation.
     Key terms and aspects of the proposed settlement agreement included Cooper agreeing to pay $130 million in cash into the trust, with $115 million payable upon Federal-Mogul’s emergence from bankruptcy. The remainder would be due on January 15, 2007, or upon emergence from bankruptcy, if later. Cooper would receive a total of $37.5 million during the funding period from other parties associated with the Federal-Mogul bankruptcy. Cooper would further provide the trust 1.4 million shares of Cooper common stock upon Federal-Mogul’s emergence from bankruptcy. The agreement provided that the trust may, during the first year after issuance, sell these shares to Cooper at market prices and, thereafter, in open market transactions.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Although the payments related to the settlement could extend to 25 years and the collection of insurance proceeds could extend beyond 25 years, the liability and insurance would be undiscounted on Cooper’s balance sheet as the amount of the actual annual payments is not reasonably predictable.
     A critical term of the proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement required renegotiation of certain terms. The final determination of whether Cooper will participate in the Federal-Mogul 524(g) trust was unknown. However, Cooper management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes was a revised settlement approximating the December 2005 proposed settlement. Accordingly, Cooper recorded a $227.2 million after-tax discontinued operations charge, net of a $127.8 million income tax benefit, in the fourth quarter of 2005.
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
     Key terms and aspects of the revised proposed settlement agreement include Cooper agreeing to pay $256 million in cash into the trust on the date Federal-Mogul emerges from bankruptcy, which includes elimination of the contribution of 1.4 million common shares to the trust by increasing the cash contribution. Removing Cooper common stock as a component of the revised settlement agreement eliminates additional charges and reversals of charges that may have occurred to account for any changes in the market value of Cooper stock. Cooper has or will receive $37.5 million from other parties toward its cash obligation.
     As in the December 2005 agreement, Cooper has agreed to make 25 annual payments of up to $20 million each to the trust with such payments being reduced by insurance proceeds. The minimum annual

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     The revised proposed settlement agreement has been incorporated into Federal-Mogul’s Fourth Amended Joint Plan of Reorganization, which was filed on November 21, 2006.
     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period shall expire on April 6, 2007. In addition, any objections to the Fourth Amended Plan must be filed with the Court by April 6, 2007 and the Court set the dates for a hearing on confirmation of the Plan on May 8 and 9, 2007. If the Plan is confirmed, Federal-Mogul could emerge from bankruptcy in mid-year 2007.
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval, approval by the current claimants and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $529.6 million at December 31, 2006 and $526.3 million at December 31, 2005.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of Cooper’s businesses, Cooper is exposed to the effect of currency exchange rate changes on its cash flows and earnings. Cooper enters into currency forward exchange contracts to hedge significant non-functional currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.
     Currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. The net gain or loss on contracts designated as fair value hedges was not material during 2006, 2005 or 2004. Currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. The net gain or loss on contracts designated as cash flow hedges was not material during 2006, 2005 or 2004. Cooper also enters into certain currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to short-term intercompany financing transactions.
     Cooper enters into commodity futures contracts and swaps to reduce the volatility of price fluctuations on a portion of its forecasted annual material purchases. These instruments are designated as cash flow hedges. The net gain or loss on commodity futures contracts and swaps was not material in 2006, 2005 or 2004.
     During October 2005, Cooper entered into cross-currency interest-rate swaps to effectively convert its newly issued $325 million, 5.25% fixed-rate debt to €272.6 million of 3.55% fixed-rate debt.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The $325 million debt issuance proceeds were swapped to €272.6 million and lent through an intercompany loan to a non-U.S. subsidiary to partially fund repayment of the 300 million Euro bond debt that matured on October 25, 2005. The cross-currency interest-rate swaps have been designated as cash flow hedges. Changes in the currency spot exchange rate results in reclassification of amounts from other comprehensive income to earnings to offset transaction gains and losses on the non-U.S.-denominated intercompany debt. The cross-currency interest-rate swaps mature in November 2012.
     During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six-month LIBOR rate plus 1.91% (with semi-annual reset). The interest-rate swaps are designated as fair value hedges. The notional principal amount and maturity dates of the interest-rate swaps match the underlying long-term debt, which matures in July 2007. During 2006, Cooper recognized $5.8 million additional interest expense, net related to the interest-rate swaps. During the years ended December 31, 2005 and 2004, respectively, Cooper recognized a $0.1 million and $5.1 million reduction of interest expense, net related to the interest-rate swaps.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. At December 31, 2006, Cooper estimates that approximately $1.5 million of net gains on derivative instruments designated as cash flow hedges will be reclassified from accumulated nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2006, 2005 and 2004 was not material.
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at December 31, 2006 and 2005.

	December 31,
	2006	2005
	(in millions)
U.S. Dollar	$224.3	$108.2
Euro	122.5	0.2
Mexican Peso	23.2	19.1
British Pound Sterling	8.5	0.4
Other	0.7	—

	$379.2	$127.9

Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $118.6 million and $104.3 million at December 31, 2006 and 2005, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 4% of accounts receivable.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments, consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Cooper had approximately $1.0 billion of debt instruments at both December 31, 2006 and 2005. The book value of these instruments was approximately equal to fair value (as represented primarily by quoted market prices) at December 31, 2006 and 2005.
NOTE 18: NET INCOME PER COMMON SHARE

	Basic			Diluted
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
	($ in millions, shares in thousands)
Income from continuing operations	$484.3	$391.1	$339.8	$484.3	$391.1	$339.8
Charge from discontinued operations	20.3	227.2	—	20.3	227.2	—

Net income applicable to common stock	$464.0	$163.9	$339.8	$464.0	$163.9	$339.8

Weighted average common shares outstanding	91,773	92,520	92,480	91,773	92,520	92,480

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards				2,019	2,529	2,283

Weighted average common shares and common share equivalents				93,792	95,049	94,763

     Options and employee awards are not considered in the calculations if the effect would be antidilutive.
     On February 14, 2007, Cooper announced a two-for-one stock split to shareholders of record on February 28, 2007, to be distributed on March 15, 2007. Unaudited pro forma earnings per share, assuming that the stock split occurred on January 1, 2004, is presented below.

	Year Ended December 31,
	2006	2005	2004
	(unaudited)
Basic:
Income from continuing operations	$2.64	$2.12	$1.84
Charge from discontinued operations	.11	1.23	—

Net income	$2.53	$.89	$1.84

Diluted:
Income from continuing operations	$2.58	$2.06	$1.79
Charge from discontinued operations	.10	1.19	—

Net income	$2.48	$.87	$1.79

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 19: UNAUDITED QUARTERLY OPERATING RESULTS

	2006 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,240.9	$1,287.8	$1,314.6	$1,341.3
Cost of sales	846.8	870.3	887.2	912.1
Selling and administrative expenses	237.5	244.3	240.8	246.4

Operating earnings	156.6	173.2	186.6	182.8
Interest expense, net	12.1	12.4	14.0	13.0

Income from continuing operations before income taxes	144.5	160.8	172.6	169.8
Income taxes	36.8	41.0	44.4	41.2

Income from continuing operations	107.7	119.8	128.2	128.6
Charge related to discontinued operations	—	20.3	—	—

Net income	$107.7	$99.5	$128.2	$128.6

Income per Common share
Basic:
Income from continuing operations	$1.17	$1.30	$1.40	$1.41
Charge from discontinued operations	—	.22	—	—

Net income	$1.17	$1.08	$1.40	$1.41

Diluted:
Income from continuing operations	$1.14	$1.27	$1.37	$1.38
Charge from discontinued operations	—	.21	—	—

Net income	$1.14	$1.06	$1.37	$1.38

	2005 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,144.8	$1,189.2	$1,210.4	$1,186.0
Cost of sales	787.6	814.7	828.1	813.4
Selling and administrative expenses	227.5	232.9	235.9	230.5

Operating earnings	129.7	141.6	146.4	142.1
Interest expense, net	17.8	17.7	16.5	12.8

Income from continuing operations before income taxes	111.9	123.9	129.9	129.3
Income taxes	24.1	26.6	27.9	25.3

Income from continuing operations	87.8	97.3	102.0	104.0
Charge related to discontinued operations	—	—	—	227.2

Net income (loss)	$87.8	$97.3	$102.0	$(123.2)

Income (loss) per Common share
Basic:
Income from continuing operations	$.94	$1.05	$1.11	$1.13
Charge from discontinued operations	—	—	—	2.47

Net income (loss)	$.94	$1.05	$1.11	$(1.34)

Diluted:
Income from continuing operations	$.92	$1.02	$1.08	$1.10
Charge from discontinued operations	—	—	—	2.40

Net income (loss)	$.92	$1.02	$1.08	$(1.30)

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
Consolidating Income Statements
Year Ended December 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$3,367.1	$2,055.2	$(237.7)	$5,184.6
Cost of sales	(5.1)	(1.0)	0.6	2,358.1	1,401.5	(237.7)	3,516.4
Selling and administrative expenses	9.6	19.7	64.9	509.1	365.7	—	969.0
Interest expense, net	(0.8)	45.0	12.2	—	(4.9)	—	51.5
Equity in earnings of subsidiaries, net of tax	584.5	(105.3)	337.9	96.4	338.5	(1,252.0)	—
Intercompany income (expense)	(18.2)	133.8	22.4	(369.7)	330.4	(98.7)	—

Income (loss) from continuing operations before income taxes	562.6	(35.2)	282.6	226.6	961.8	(1,350.7)	647.7
Income tax expense (benefit)	—	(29.9)	(56.0)	48.4	200.9	—	163.4

Income from continuing operations	562.6	(5.3)	338.6	178.2	760.9	(1,350.7)	484.3
Charge related to discontinued operations, net of tax	—	20.3	—	—	—	—	20.3

Net income (loss)	$562.6	$(25.6)	$338.6	$178.2	$760.9	$(1,350.7)	$464.0

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Income Statements
Year Ended December 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$3,124.2	$1,745.7	$(139.5)	$4,730.4
Cost of sales	0.2	0.4	1.1	2,203.4	1,178.2	(139.5)	3,243.8
Selling and administrative expenses	8.9	9.8	70.4	495.8	341.9	—	926.8
Interest expense, net	(1.1)	51.3	(1.3)	—	15.9	—	64.8
Equity in earnings of subsidiaries, net of tax.	259.1	55.9	100.7	117.5	39.9	(573.1)	—
Intercompany income (expense)	(6.7)	(59.0)	(73.7)	(373.6)	593.5	(80.5)	—

Income (loss) from continuing operations before income taxes	244.4	(64.6)	(43.2)	168.9	843.1	(653.6)	495.0
Income tax expense (benefit)	—	(44.7)	(82.9)	15.1	216.4	—	103.9

Income from continuing operations	244.4	(19.9)	39.7	153.8	626.7	(653.6)	391.1
Charge related to discontinued operations, net of taxes	—	227.2	—	—	—	—	227.2

Net income (loss)	$244.4	$(247.1)	$39.7	$153.8	$626.7	$(653.6)	$163.9

Consolidating Income Statements
Year Ended December 31, 2004
(in millions)

		Cooper		Other	Consolidating
	Cooper	Ohio	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$185.5	$2,666.5	$1,656.2	$(45.3)	$4,462.9
Cost of sales	0.7	124.1	1,891.1	1,149.1	(45.3)	3,119.7
Selling and administrative expenses	9.5	90.5	432.7	313.9	—	846.6
Interest expense, net	(1.0)	47.8	—	21.3	—	68.1
Equity in earnings of subsidiaries, net of tax	353.4	379.5	30.0	162.0	(924.9)	—
Intercompany income (expense)	(4.4)	(256.9)	(329.5)	590.8	—	—

Income before income taxes	339.8	45.7	43.2	924.7	(924.9)	428.5
Income tax expense (benefit)	—	(116.3)	(3.1)	208.1	—	88.7

Net income	$339.8	$162.0	$46.3	$716.6	$(924.9)	$339.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Balance Sheets
December 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$11.5	$—	$204.9	$(2.8)	$209.9	$—	$423.5
Receivables	0.2	—	0.4	469.3	426.1	—	896.0
Inventories	—	—	—	348.6	259.0	—	607.6
Deferred income taxes and other current assets	1.1	141.4	51.9	25.6	46.6	—	266.6

Total current assets	12.8	141.4	257.2	840.7	941.6	—	2,193.7

Property, plant and equipment, less accumulated depreciation.	—	—	49.8	320.0	295.6	—	665.4
Goodwill	—	—	—	1,025.0	1,311.9	—	2,336.9
Investment in subsidiaries	3,554.6	570.0	4,081.8	1,219.2	1,346.2	(10,771.8)	—
Investment in parent	—	—	2,811.2	—	312.8	(3,124.0)	—
Intercompany accounts receivable	686.3	806.5	—	1,289.0	598.6	(3,380.4)	—
Intercompany notes receivable	91.8	24.9	758.5	0.7	4,067.3	(4,943.2)	—
Deferred income taxes and other noncurrent assets	—	20.0	2.0	23.0	133.8	—	178.8

Total assets	$4,345.5	$1,562.8	$7,960.5	$4,717.6	$9,007.8	$(22,219.4)	$5,374.8

Short-term debt	$—	$—	$—	$—	$5.0	$—	$5.0
Accounts payable	32.1	17.2	4.5	225.9	192.0	—	471.7
Accrued liabilities	5.2	43.4	84.5	230.0	159.2	—	522.3
Current discontinued operations liability	—	199.6	—	—	—	—	199.6
Current maturities of long-term debt	—	300.0	—	—	0.7	—	300.7

Total current liabilities	37.3	560.2	89.0	455.9	356.9	—	1,499.3

Long-term debt	—	370.5	323.9	8.0	0.4	—	702.8
Intercompany accounts payable	—	—	3,380.4	—	—	(3,380.4)	—
Intercompany notes payable	552.3	329.9	1,901.4	1,707.3	452.3	(4,943.2)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(57.7)	119.2	172.9	133.0	—	367.4

Total liabilities	589.6	1,532.9	5,813.9	2,344.1	942.6	(8,323.6)	2,899.5

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	500.3	(500.3)	—
Capital in excess of par value	3,392.0	—	56.2	1,431.5	5,174.7	(9,776.0)	278.4
Retained earnings	358.4	128.3	2,230.1	943.3	2,485.6	(3,821.3)	2,324.4
Accumulated other nonowner changes in equity	4.0	(98.4)	(139.7)	(1.3)	(95.4)	202.4	(128.4)

Total shareholders’ equity	3,755.9	29.9	2,146.6	2,373.5	8,065.2	(13,895.8)	2,475.3

Total liabilities and shareholders’ equity	$4,345.5	$1,562.8	$7,960.5	$4,717.6	$9,007.8	$(22,219.4)	$5,374.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Balance Sheets
December 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$64.1	$—	$144.4	$(3.5)	$247.8	$—	$452.8
Receivables	0.1	—	8.6	469.7	364.0	—	842.4
Inventories	—	—	—	327.1	211.6	—	538.7
Deferred income taxes and other current assets	1.2	130.7	94.0	48.8	22.5	—	297.2

Total current assets	65.4	130.7	247.0	842.1	845.9	—	2,131.1

Property, plant and equipment, less accumulated depreciation	—	—	41.0	339.5	293.2	—	673.7
Goodwill	—	—	—	1,018.3	1,065.7	—	2,084.0
Investment in subsidiaries	2,887.9	759.5	3,579.4	917.6	899.1	(9,043.5)	—
Investment in parent	—	—	2,547.1	—	312.7	(2,859.8)	—
Intercompany accounts receivables	588.4	550.5	—	1,367.3	589.9	(3,096.1)	—
Intercompany notes receivable	43.9	23.5	651.1	0.8	3,683.4	(4,402.7)	—
Deferred income taxes and other noncurrent assets	—	223.5	48.7	(43.2)	97.3	—	326.3

Total assets	$3,585.6	$1,687.7	$7,114.3	$4,442.4	$7,787.2	$(19,402.1)	$5,215.1

Short-term debt	$—	$—	$—	$—	$7.6	$—	$7.6
Accounts payable	34.1	14.0	8.0	214.7	157.0	—	427.8
Accrued liabilities	3.9	28.9	107.5	238.8	138.9	—	518.0
Current discontinued operations liability	—	196.3	—	—	—	—	196.3
Current maturities of long-term debt	—	11.0	—	—	0.4	—	11.4

Total current liabilities	38.0	250.2	115.5	453.5	303.9	—	1,161.1

Long-term debt	—	670.0	323.7	8.0	1.2	—	1,002.9
Intercompany accounts payables	—	—	3,096.1	—	—	(3,096.1)	—
Intercompany notes payable	326.0	258.7	1,652.8	1,708.0	457.2	(4,402.7)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	131.4	191.2	77.0	116.3	—	515.9

Total liabilities	364.0	1,640.3	5,379.3	2,246.5	878.6	(7,498.8)	3,009.9

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	272.9	(272.9)	—
Capital in excess of par value	3,232.7	—	29.4	1,388.6	5,082.3	(9,349.8)	383.2
Retained earnings	31.5	162.4	1,892.3	832.5	1,733.2	(2,654.5)	1,997.4
Accumulated other nonowner changes in equity	(44.1)	(115.0)	(186.7)	(25.2)	(179.8)	374.5	(176.3)

Total shareholders’ equity	3,221.6	47.4	1,735.0	2,195.9	6,908.6	(11,903.3)	2,205.2

Total liabilities and shareholders’ equity	$3,585.6	$1,687.7	$7,114.3	$4,442.4	$7,787.2	$(19,402.1)	$5,215.1

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(20.9)	$(18.8)	$(11.7)	$129.3	$523.5	$—	$601.4

Cash flows from investing activities:
Capital expenditures	—	—	(15.3)	(37.2)	(32.8)	—	(85.3)
Cash paid for acquired businesses	—	—	(45.0)	(229.6)	(5.8)	—	(280.4)
Investment in affiliates	(12.3)	—	(36.7)	—	—	49.0	—
Loans to affiliates	(192.0)	—	(44.5)	—	(539.1)	775.6	—
Repayments of loans from affiliates	146.2	—	—	—	199.3	(345.5)	—
Dividends from affiliates	5.0	5.5	91.7	18.1	7.9	(128.2)	—
Other	—	—	—	1.0	17.9	—	18.9

Net cash provided by (used in) investing activities	(53.1)	5.5	(49.8)	(247.7)	(352.6)	350.9	(346.8)

Cash flows from financing activities:
Repayments of debt	—	(11.0)	—	—	(3.8)	—	(14.8)
Borrowings from affiliates	271.2	44.4	458.4	1.5	0.1	(775.6)	—
Repayments of loans to affiliates	(47.3)	—	(251.8)	(2.4)	(44.0)	345.5	—
Other intercompany financing activities	13.0	(20.1)	83.7	120.0	(196.6)	—	—
Dividends	(137.0)	—	—	—	—	—	(137.0)
Dividends paid to affiliates	(98.6)	—	—	—	(29.6)	128.2	—
Subsidiary purchase of parent shares	20.1	—	(284.3)	—	—	—	(264.2)
Issuance of stock	—	—	—	—	49.0	(49.0)	—
Excess tax benefits from stock options and awards	—	—	26.8	—	—	—	26.8
Employee stock plan activity and other	—	—	89.2	—	—	—	89.2

Net cash provided by (used in) financing activities	21.4	13.3	122.0	119.1	(224.9)	(350.9)	(300.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	16.1	—	16.1

Increase (decrease) in cash and cash equivalents	(52.6)	—	60.5	0.7	(37.9)	—	(29.3)
Cash and cash equivalents, beginning of period	64.1	—	144.4	(3.5)	247.8	—	452.8

Cash and cash equivalents, end of period	$11.5	$—	$204.9	$(2.8)	$209.9	$—	$423.5

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(10.4)	$(141.6)	$2.0	$103.6	$619.9	$—	$573.5

Cash flows from investing activities:
Capital expenditures	—	—	(14.4)	(40.7)	(41.6)	—	(96.7)
Cash paid for acquired businesses	—	—	—	—	(7.1)	—	(7.1)
Investment in affiliates	(11.1)	(225.0)	(49.2)	(3.4)	—	288.7	—
Sale of investment in affiliates	—	—	—	—	130.9	(130.9)	—
Loans to affiliates	(46.0)	(23.5)	(646.7)	(0.7)	(238.3)	955.2	—
Repayments of loans from affiliates	27.7	—	—	—	46.2	(73.9)	—
Dividends from affiliates	10.0	0.9	98.4	52.8	5.1	(167.2)	—
Other	—	1.5	—	0.6	11.5	—	13.6

Net cash provided by (used in) investing activities	(19.4)	(246.1)	(611.9)	8.6	(93.3)	871.9	(90.2)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	325.0	—	1.4	—	326.4
Repayments of debt	—	(229.0)	—	—	(481.4)	—	(710.4)
Borrowings from affiliates	235.8	258.7	—	5.9	454.8	(955.2)	—
Repayments of loans to affiliates	(46.2)	—	—	—	(27.7)	73.9	—
Other intercompany financing activities	(11.7)	358.0	227.6	(100.6)	(473.3)	—	—
Dividends	(138.1)	—	—	—	—	—	(138.1)
Dividends paid to affiliates	(70.2)	—	—	(22.2)	(74.8)	167.2	—
Subsidiary purchase of parent shares	12.8	—	(113.3)	—	(110.5)	—	(211.0)
Issuance of stock	—	—	—	—	157.8	(157.8)	—
Employee stock plan activity and other	—	—	68.9	—	—	—	68.9

Net cash provided by (used in) financing activities	(17.6)	387.7	508.2	(116.9)	(553.7)	(871.9)	(664.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(19.1)	—	(19.1)

Decrease in cash and cash equivalents	(47.4)	—	(101.7)	(4.7)	(46.2)	—	(200.0)
Cash and cash equivalents, beginning of period	111.5	—	246.1	1.2	294.0	—	652.8

Cash and cash equivalents, end of period	$$64.1	$—	$144.4	$(3.5)	$247.8	$—	$452.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2004
(in millions)

		Cooper		Other	Consolidating
	Cooper	Ohio	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(7.3)	$(173.9)	$45.7	$609.1	$—	$473.6

Cash flows from investing activities:
Capital expenditures	—	(21.4)	(40.7)	(40.7)	—	(102.8)
Cash paid for acquired business	—	—	(10.1)	(38.5)	—	(48.6)
Intercompany sale (purchase) of investment in parent	—	(182.1)	—	182.1	—	—
Intercompany sale (purchase) of investment in subsidiaries	—	109.5	—	(109.5)	—	—
Investments in affiliates	(9.0)	(80.3)	—	—	89.3	—
Loans to affiliates	(60.5)	(23.6)	—	(154.0)	238.1	—
Repayments of loans from affiliates	35.1	23.0	—	84.5	(142.6)	—
Dividends from subsidiaries	134.0	87.7	—	—	(221.7)	—
Other	—	28.3	10.0	1.8	(28.3)	11.8

Net cash provided by (used in) investing activities.	99.6	(58.9)	(40.8)	(74.3)	(65.2)	(139.6)

Cash flows from financing activities:
Proceeds from issuances of debt.	—	—	—	94.3	—	94.3
Repayments of debt	—	—	—	(4.7)	—	(4.7)
Borrowings from affiliates	176.1	—	8.5	53.5	(238.1)	—
Repayments of loans from affiliates	(132.1)	—	(0.8)	(9.7)	142.6	—
Other intercompany financing activities	9.8	253.6	(11.5)	(251.9)	—	—
Dividends	(131.0)	—	—	—	—	(131.0)
Dividends paid to parent	—	—	—	(221.7)	221.7	—
Subsidiary purchase of parent shares	—	(110.3)	—	(92.6)	—	(202.9)
Issuance of stock	—	—	—	89.3	(89.3)	—
Employee stock plan activity and other	—	78.4	—	(28.3)	28.3	78.4

Net cash provided by (used in) financing activities	(77.2)	221.7	(3.8)	(371.8)	65.2	(165.9)
Effect of exchange rate changes on cash and cash equivalents.	—	—	—	21.0	—	21.0

Increase (decrease) in cash and cash equivalents	15.1	(11.1)	1.1	184.0	—	189.1
Cash and cash equivalents, beginning of year	96.4	257.2	0.1	110.0	—	463.7

Cash and cash equivalents, end of year	$111.5	$246.1	$1.2	$294.0	$—	$652.8

INDEX TO EXHIBITS

2.0	Agreement and Plan of Merger among Cooper Industries, Inc., Cooper Mergerco, Inc. and Cooper Industries, Ltd. (incorporated herein by reference to Annex I to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.1	Memorandum of Association of Cooper Industries, Ltd. (incorporated herein by reference to Annex II to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.2	Amended and Restated Bye-Laws of Cooper Industries, Ltd. (incorporated herein by reference to Annex III to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

4.1	Rights Agreement dated as of May 16, 2002 between Cooper Industries, Ltd. and EquiServe Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Cooper’s Registration Statement on Form 8-A, Registration No. 001-31330).

4.2	Amended and Restated Voting Agreement between Cooper Industries, Ltd., Cooper Industries, Inc. and Cooper Bermuda Investments Ltd. (incorporated herein by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

4.3	Indenture dated as of January 15, 1990, between Cooper Industries, Inc. and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) to Cooper’s Registration Statement on Form S-3, Registration No. 33-33011).

4.4	First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JPMorgan Chase Bank, N.A., as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated herein by reference to Exhibit 4.3 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.5	Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.4 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.6	Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

4.7	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

4.8	Indenture dated as of November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed November 9, 2005).

4.9	Registration Rights Agreement dated November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors, and Banc of America Securities LLC and Citigroup Global Markets, Inc. as representatives of several initial purchasers of $325 million aggregate principal amount of debt securities (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed November 9, 2005).

10.1	Cooper Industries, Inc. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.4	First Amendment to Cooper Industries, Inc. Executive Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.8	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.9	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.10	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.11	Crouse-Hinds Company Officers’ Disability and Supplemental Pension Plan (September 10, 1999 Restatement, as amended) (incorporated by reference to Exhibit 10.11 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.12	Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement) (incorporated herein by reference to Exhibit 10.4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.13	First Amendment to Cooper Industries Amended and Restated Stock Incentive Plan.

10.14	Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.15	Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.16	Form of Cooper Industries, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2004 to December 31, 2006 (incorporated by reference to Exhibit 10 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

10.17	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2005 to December 31, 2007 (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the period ended March 31, 2005).

10.18	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2006 to December 31, 2008 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2006).

10.19	Cooper Industries Amended and Restated Management Annual Incentive Plan (February 13, 2006 Restatement) (incorporated herein by reference to Appendix C to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

10.20	First Amendment to Cooper Industries Amended and Restated Management Annual Incentive Plan (February 13, 2006 Restatement).

10.21	Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (February 14, 2006 Restatement) (incorporated herein by reference to Appendix D to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

10.22	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.23	Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement) (incorporated by reference to Exhibit 10.21 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.24	Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel, which applies if there is a Change in Control of Cooper (incorporated herein by reference to Exhibit 10.5 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.25	Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel (incorporated by reference to Exhibit 10.23 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.26	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.27	Term Sheet Pneumo Abex Settlement Plan A and Plan B dated as of July 6, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Cooper’s Form 8-K dated July 20, 2006).

10.28	Plan B Settlement Agreement dated as of September 18, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc.

10.29	Cooper (UK 2002) Employee Share Purchase Plan (incorporated by reference to Exhibit 10.25 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.30	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein (incorporated by reference to Exhibit 10.25 of Cooper’s Form 10-K for the year ended December 31, 2004).

10.31	Form of Executive Employment Agreement for employees who received stock option and performance share awards on February 13, 2006 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 8-K dated March 17, 2006).

10.32	Separation and Transition Agreement dated September 1, 2006 between Cooper Industries, Ltd. and David R. Sheil (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the quarter ended September 30, 2006).

10.33	Separation and Transition Agreement dated January 16, 2007 between Cooper Industries, Ltd. and Paul M. Isabella.

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2002 through 2006.

21.0	List of Cooper Industries, Ltd. Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Bates White, LLC.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.