Form 10-Q
period 2007-03-31
COOPER INDUSTRIES LTD
filed 2007-05-07
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
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
Yes ☐      No ☑
Number of registrant’s common stock outstanding as of March 31, 2007 was 183,044,209 Class A common shares that are held by the public and 26,737,202 Class A common shares and 109,620,258 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures
Exhibit Index
Form of Executive Stock Incentive Agreement
Second Amendment to Amended Stock Incentive Plan
First Amendment to Amended Directors' Stock Plan
First Amendment to Amended Directors' Retainer Fee Stock Plan
Description of Supplemental Executive Retirement Plan and Salary Deferral Plan
Computation of Ratio of Earnings to Fixed Charges
Consent of Bates White, LLC
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended
	March 31,
	2007	2006
	(in millions, where applicable)
Revenues	$1,394.0	$1,240.9
Cost of sales	944.9	846.8
Selling and administrative expenses	255.4	237.5

Operating earnings	193.7	156.6
Interest expense, net	12.9	12.1

Income before income taxes	180.8	144.5
Income taxes	48.9	36.8

Net income	$131.9	$107.7

Income per common share:
Basic	$.72	$.59

Diluted	$.71	$.57

Cash dividends per common share	$.21	$.185

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(in millions)
ASSETS
Cash and cash equivalents	$304.8	$423.5
Receivables	1,007.4	896.0
Inventories	672.4	607.6
Deferred income taxes and other current assets	235.8	266.6

Total current assets	2,220.4	2,193.7

Property, plant and equipment, less accumulated depreciation	670.2	665.4
Goodwill	2,387.8	2,336.9
Other noncurrent assets	208.2	178.8

Total assets	$5,486.6	$5,374.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$4.3	$5.0
Accounts payable	512.6	471.7
Accrued liabilities	473.0	522.3
Current discontinued operations liability	229.5	199.6
Current maturities of long-term debt	300.6	300.7

Total current liabilities	1,520.0	1,499.3

Long-term debt	706.4	702.8
Postretirement benefits other than pensions	82.4	83.2
Long-term discontinued operations liability	330.0	330.0
Other long-term liabilities	302.9	284.2

Total liabilities	2,941.7	2,899.5

Common stock, $.01 par value	1.8	0.9
Capital in excess of par value	277.1	278.4
Retained earnings	2,390.2	2,324.4
Accumulated other nonowner changes in equity	(124.2)	(128.4)

Total shareholders’ equity	2,544.9	2,475.3

Total liabilities and shareholders’ equity	$5,486.6	$5,374.8

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Cash flows from operating activities:
Net income	$131.9	$107.7

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	28.9	27.0
Deferred income taxes	(4.1)	8.5
Excess tax benefits from stock options and awards	(10.4)	(13.9)
Changes in assets and liabilities: (1)
Receivables	(93.2)	(77.2)
Inventories	(41.6)	(58.2)
Accounts payable and accrued liabilities	3.2	(20.8)
Other assets and liabilities, net	59.0	52.5

Net cash provided by operating activities	73.7	25.6

Cash flows from investing activities:
Capital expenditures	(22.1)	(16.7)
Cash paid for acquired businesses	(124.3)	(83.2)
Proceeds from sales of property, plant and equipment and other	—	0.2

Net cash used in investing activities	(146.4)	(99.7)

Cash flows from financing activities:
Repayments of debt	(1.0)	(2.0)
Dividends	(38.9)	(34.6)
Subsidiary purchase of parent shares	(39.3)	(69.3)
Excess tax benefits from stock options and awards	10.4	13.9
Activity under employee stock plans and other	21.5	53.2

Net cash used in financing activities	(47.3)	(38.8)
Effect of exchange rate changes on cash and cash equivalents	1.3	3.7

Decrease in cash and cash equivalents	(118.7)	(109.2)
Cash and cash equivalents, beginning of period	423.5	452.8

Cash and cash equivalents, end of period	$304.8	$343.6

(1)	Net of the effects of acquisitions and translation.
The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Accounting Policies
     Basis of Presentation - The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2006 included in Part IV of Cooper’s 2006 Annual Report on Form 10-K.
     Impact of New Accounting Standards - In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. For Cooper, the Interpretation was effective January 1, 2007. See Note 8 of the Notes to the Consolidated Financial Statements.
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
     In February 2007, the Financial Accounting Standards Board issued FASB Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many eligible recognized financial assets and financial liabilities, financial instruments and certain other eligible items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Cooper is currently evaluating the impact of this Statement on its consolidated financial statements.
Note 2. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 34 million. As of March 31, 2007, 3,197,591 shares remain available for future grants under the Plan all of which are available for grants of stock options, performance-based shares and restricted stock units. Total compensation expense for all share-based compensation arrangements under the Plan was

$8.8 million and $6.9 million for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $3.2 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, Cooper granted 1,673,400 stock option awards, 540,080 performance-based shares and 236,600 restricted stock units.
Note 3. Acquisitions
     Cooper completed three acquisitions during the three months ended March 31, 2007. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations.
     In January 2007, Cooper acquired WPI and Cybectec. WPI provides highly customized specification-grade connector technologies for use in harsh, heavy-duty and hazardous locations in military, industrial and commercial applications. Cybectec provides products and software systems that meet utilities’ most demanding real-time and reliability requirements in a number of areas, including electrical power substation automation, integration, communication and instrumentation. In March 2007, Cooper acquired Polaron, which provides intelligent lighting control solutions for use in office, hospitality, educational and urban outdoors settings that allow customers to realize energy savings, creative ambiance, or enhanced productivity, safety and security.
     Total consideration was $124.3 million for the three acquisitions, net of cash acquired, including acquisition costs. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $51.5 million.
     Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its understanding of the fair value of the assets and liabilities acquired. The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the acquisition date for the acquisitions completed during the three months ended March 31, 2007:

Total
(in millions)
Accounts receivable	$15.3
Inventory	21.0
Property, plant and equipment	10.5
Goodwill	51.5
Other intangible assets	37.7
Accounts payable	(7.0)
Other assets and liabilities, net	(4.7)

Net cash consideration	$124.3

     Cooper continues to evaluate the fair value of the assets and liabilities acquired during the three months ended March 31, 2007 and will adjust the allocations as additional information relative to the businesses becomes available for up to one year from the acquisition date.
     In January 2006, Cooper acquired G&H Technology, Inc., a designer and manufacturer of advanced, high-reliability connectors and interconnect devices used in aerospace, subsea, and military and industrial applications for total consideration of $41.8 million. In February 2006, Cooper acquired Wheelock, Inc., a designer and manufacturer of fire safety and emergency incident communication systems and devices for total consideration of $44.2 million.
     The results of operations are included in Cooper’s consolidated financial statements since the date of acquisition. Pro-forma net income and earnings per share for the three months ended March 31, 2007 and

2006, assuming the acquisitions had been made at the beginning of the year, would not have been materially different from reported results.
Note 4. Inventories

	March 31,	December 31,
	2007	2006
	(in millions)
Raw materials	$240.6	$204.2
Work-in-process	178.5	160.7
Finished goods	384.7	366.3
Perishable tooling and supplies	15.3	14.6

	819.1	745.8
Allowance for excess and obsolete inventory	(73.0)	(65.6)
Excess of current standard costs over LIFO costs	(73.7)	(72.6)

Net inventories	$672.4	$607.6

Note 5. Shareholders’ Equity
     On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper common stock. The record date for the stock split was February 28, 2007 and the distribution date was March 15, 2007. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of the stock split.
     At March 31, 2007, 183,044,209 Class A common shares, $.01 par value were issued and outstanding (excluding 26,737,202 Class A common shares held by wholly-owned subsidiaries) compared to 182,282,042 Class A common shares, $.01 par value (excluding 25,876,802 Class A common shares held by wholly-owned subsidiaries) at December 31, 2006. During the first quarter of 2007, Cooper issued 1,622,567 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first quarter of 2007, Cooper’s wholly-owned subsidiaries purchased 860,400 Class A common shares for $39.3 million under the Company’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share. During the first quarter of 2007, Cooper’s wholly-owned subsidiaries received the regular quarterly dividend of $.21 per share (or an aggregate of $28.5 million) on all Class A and Class B common shares held.
     On February 14, 2007, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.10 per share to $.84.

Note 6. Segment Information

	Revenues		Operating Earnings
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in millions)
Electrical Products	$1,210.6	$1,060.6	$193.5	$160.1
Tools	183.4	180.3	21.8	17.3

Total segments	$1,394.0	$1,240.9	215.3	177.4

General Corporate expense			21.6	20.8
Interest expense, net			12.9	12.1

Income before income taxes			$180.8	$144.5

Note 7. Pension and Other Postretirement Benefits
     During June 2006, Cooper announced that, effective January 1, 2007, future benefit accruals would cease under the Cooper U. S. Salaried Pension Plan. Benefits earned through December 31, 2006 remain in each participant’s Salaried Pension Plan account. The account balance will continue to earn interest credits until a participant is eligible for and elects to receive the plan benefit. Cooper recognized a curtailment loss of $4.2 million in the second quarter of 2006 as a result of this action. Beginning in 2007, Cooper contributes cash equal to 3% of compensation to the Retirement Savings and Stock-Ownership Plan (“CO-SAV”). Cooper further increased the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match up to 6% of employee contributions.
     Cooper also announced the elimination of postretirement life insurance for active employees, effective January 1, 2007. As a result, Cooper recognized a curtailment gain of $3.2 million in the second quarter of 2006.

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in millions)
Components of net periodic benefit cost:
Service cost	$1.0	$4.9	$—	$—
Interest cost	10.2	10.3	1.3	1.4
Expected return on plan assets	(12.8)	(12.6)	—	—
Amortization of prior service cost	(0.5)	0.2	(0.5)	(0.5)
Recognized actuarial (gain) loss	2.6	3.8	(0.6)	(0.7)

Net periodic benefit cost	$0.5	$6.6	$0.2	$0.2

Note 8. Income Taxes
     The effective tax rate was 27.1% for the three months ended March 31, 2007 and 25.5% for the three months ended March 31, 2006. The increase is primarily related to increased taxable earnings in 2007 without a corresponding increase in projected tax benefits.

     In 2005, Cooper protested the United States Internal Revenue Service (“IRS”) examination findings for the 2000-2001 tax years. The IRS challenged Cooper’s treatment of gains and interest deductions claimed on its 2000 and 2001 federal income tax returns, relating to transactions involving government securities. If the proposed adjustments were upheld, it would require Cooper to pay approximately $26.5 million in taxes plus accrued interest. There would be an additional payment related to those items for the 2002-2003 tax years of approximately $67.2 million in taxes plus accrued interest if the IRS prevailed in its proposed treatment for the 2000-2001 tax years. Interest continues to accrue until the matter is resolved. Cooper believes these transactions were properly reported on its federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and challenged these adjustments vigorously. During 2007, Cooper and the IRS conducted negotiations regarding these transactions. On April 27, 2007, the IRS and Cooper finalized a settlement regarding these transactions for the 2000 and 2001 tax years. A similar settlement of these transactions for the 2002 and 2003 tax years may also be reached.
     On February 1, 2007, the IRS issued its examination report for the 2002-2004 tax years. In addition to the finding related to transactions involving government securities discussed above, the IRS challenged Cooper’s treatment of certain interest payments made during these years to a subsidiary. If the proposed adjustments were upheld, it would require Cooper to pay approximately $140 million of federal withholding tax plus accrued interest. Cooper believes that these interest payments were not subject to this tax, and that the interest payments were properly reflected on its federal income tax returns in accordance with applicable tax laws and regulations in effect during the period involved. Cooper filed a protest related to these proposed adjustments and challenged the proposed adjustments vigorously. On May 2, 2007, the IRS issued a letter to Cooper accepting Cooper’s position regarding treatment of these interest payments for the 2002 through 2004 tax years.
     As a result of the settlements discussed above, Cooper will recognize $10.9 million of tax benefits in the 2007 second quarter. Should Cooper and the IRS finalize a settlement regarding the government securities transactions discussed above for the 2002 and 2003 tax years in a similar manner, approximately $40 million — $50 million of tax benefits will be recognized at that time.
     While the outcome of the above remaining proceedings cannot be predicted with certainty, management believes that the ultimate outcome of these matters will not have a material adverse impact on Cooper’s consolidated financial position or results of operations.
     In addition to the items discussed above, Cooper believes it is reasonably possible that additional tax benefits could be recognized within the next 12 months as various tax audits are concluded. However, an estimate of the range of these benefits cannot be made.
     In addition to the above, Cooper is under examination by various United States State and Local taxing authorities as well as various taxing authorities in other countries. With few exceptions, Cooper is no longer subject to U.S. Federal, State and Local, or non-U.S. income tax examinations by tax authorities for years before 1999. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.
     Cooper adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a $27.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 beginning retained earnings balance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2007	$122.8
Additions for tax positions of the current year	1.0
Additions for tax positions of prior years	1.0

Balance at March 31, 2007	$124.8

     The $124.8 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.
     Cooper recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes expense. During the three months ended March 31, 2007 and 2006, Cooper recognized $1.0 million and $1.2 million in interest and penalties, respectively. Cooper had $22.2 million and $13.2 million in interest and penalties accrued at March 31, 2007 and 2006, respectively.
Note 9. Net Income Per Common Share
     On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper common stock. The record date for the stock split was February 28, 2007 and the distribution date was March 15, 2007. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of the stock split.

	Basic		Diluted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in millions)
Net income applicable to common stock	$131.9	$107.7	$131.9	$107.7

Weighted average common shares outstanding	183.0	184.4	183.0	184.4

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards			3.5	4.4

Weighted average common shares and common share equivalents			186.5	188.8

     Options and employee awards are not considered in the calculations if the effect would be antidilutive.

Note 10. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Net income	$131.9	$107.7
Foreign currency translation gains (losses)	(1.1)	4.6
Change in fair value of derivatives	4.7	3.4

Net income and other nonowner changes in equity	$135.5	$115.7

Note 11. Charge Related To Discontinued Operations
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2007, a total of 142,247 Abex Claims were filed, of which 110,640 claims have been resolved leaving 31,607 Abex Claims pending at March 31, 2007, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2007, 718 claims were filed and 411 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,990 before insurance. A total of $112.2 million was spent on defense costs for the period August 28, 1998 through March 31, 2007. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
     With the assistance of independent advisors, Bates White, LLC, in the fourth quarter of 2001 Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. Based on Cooper’s analysis of its contingent liability exposure resulting from Federal-Mogul’s bankruptcy, Cooper concluded that an additional fourth-quarter 2001 discontinued operations provision of $30 million after-tax was appropriate to reflect the potential net impact of this issue.
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
     On July 7, 2006, Cooper announced a revised agreement had been reached regarding Cooper’s participation in Federal-Mogul’s 524(g) trust. The revised proposed settlement agreement remains subject to court approval and to certain other approvals.
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
     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period would expire on April 6, 2007. At a hearing on April 13, Federal-Mogul announced that the Abex settlement had received a favorable vote of approximately 94%, well in excess of the required vote. In addition, any objections to the Fourth Amended Plan must have been filed with the Court by April 24, 2007 and the hearing on confirmation of the Plan was scheduled by the Court to begin on June 18, 2007. If the Plan is confirmed, Federal-Mogul could emerge from bankruptcy in mid-year 2007.
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $559.5 million at March 31, 2007 and $529.6 million at December 31, 2006.
Note 12. Consolidating Financial Information
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

Consolidating Income Statements
Three Months Ended March 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$918.5	$536.4	$(60.9)	$1,394.0
Cost of sales	—	0.1	0.3	645.1	360.3	(60.9)	944.9
Selling and administrative expenses	2.4	3.5	15.7	133.3	100.5	—	255.4
Interest expense, net	(0.6)	11.2	3.7	—	(1.4)	—	12.9
Equity in earnings of subsidiaries, net of tax	169.2	10.8	95.7	20.2	102.9	(398.8)	—
Intercompany income (expense)	(6.9)	(4.3)	15.1	(39.4)	64.0	(28.5)	—

Income (loss) before income taxes	160.5	(8.3)	91.1	120.9	243.9	(427.3)	180.8
Income tax expense (benefit)	—	(7.3)	(11.7)	38.8	29.1	—	48.9

Net income (loss)	$160.5	$(1.0)	$102.8	$82.1	$214.8	$(427.3)	$131.9

Consolidating Income Statements
Three Months Ended March 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$823.1	$478.4	$(60.6)	$1,240.9
Cost of sales	—	(0.2)	0.2	580.8	326.6	(60.6)	846.8
Selling and administrative expenses	2.3	2.2	16.1	130.1	86.8	—	237.5
Interest expense, net	(0.1)	10.9	2.6	—	(1.3)	—	12.1
Equity in earnings of subsidiaries, net of tax	137.1	9.3	80.5	21.6	80.1	(328.6)	—
Intercompany income (expense)	(3.2)	(3.3)	5.0	(94.4)	120.0	(24.1)	—

Income (loss) before income taxes	131.7	(6.9)	66.6	39.4	266.4	(352.7)	144.5
Income tax expense (benefit)	—	(6.1)	(13.5)	7.8	48.6	—	36.8

Net income (loss)	$131.7	$(0.8)	$80.1	$31.6	$217.8	$(352.7)	$107.7

Consolidating Balance Sheets
March 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$28.1	$—	$42.8	$(0.6)	$234.5	$—	$304.8
Receivables	0.2	—	—	564.7	442.5	—	1,007.4
Inventories	—	—	—	384.0	288.4	—	672.4
Deferred income taxes and other current assets	0.7	126.0	31.4	39.3	38.4	—	235.8

Total current assets	29.0	126.0	74.2	987.4	1,003.8	—	2,220.4

Property, plant and equipment, less accumulated depreciation	—	—	50.0	324.9	295.3	—	670.2
Goodwill	—	—	—	1,256.1	1,131.7	—	2,387.8
Investment in subsidiaries	3,878.9	579.6	4,189.1	1,242.7	1,432.1	(11,322.4)	—
Investment in parent	—	—	2,850.6	—	312.7	(3,163.3)	—
Intercompany accounts receivable	702.3	820.8	—	1,002.5	666.9	(3,192.5)	—
Intercompany notes receivable	60.0	24.9	714.5	0.8	4,145.4	(4,945.6)	—
Other noncurrent assets	—	13.4	6.4	37.1	151.3	—	208.2

Total assets	$4,670.2	$1,564.7	$7,884.8	$4,851.5	$9,139.2	$(22,623.8)	$5,486.6

Short-term debt	$—	$—	$—	$—	$4.3	$—	$4.3
Accounts payable	38.4	12.9	9.7	246.4	205.2	—	512.6
Accrued liabilities	5.3	39.6	55.5	216.6	156.0	—	473.0
Current discontinued operations liability	—	229.5	—	—	—	—	229.5
Current maturities of long-term debt	—	300.0	—	—	0.6	—	300.6

Total current liabilities	43.7	582.0	65.2	463.0	366.1	—	1,520.0

Long-term debt	—	374.2	323.9	8.0	0.3	—	706.4
Intercompany accounts payable	—	—	3,192.6	—	—	(3,192.6)	—
Intercompany notes payable	593.8	344.7	1,874.1	1,741.2	391.7	(4,945.5)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(93.5)	179.6	166.9	132.3	—	385.3

Total liabilities	637.5	1,537.4	5,635.4	2,379.1	890.4	(8,138.1)	2,941.7

Class A common stock	2.1	—	—	—	—	(0.3)	1.8
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary common stock	—	—	—	—	500.3	(500.3)	—
Capital in excess of par value	3,429.4	—	66.6	1,445.4	5,161.5	(9,825.8)	277.1
Retained earnings	592.1	122.4	2,318.5	1,030.4	2,678.0	(4,351.2)	2,390.2
Accumulated other non- owner changes in equity	8.0	(95.1)	(135.7)	(3.4)	(91.0)	193.0	(124.2)

Total shareholders’ equity	4,032.7	27.3	2,249.4	2,472.4	8,248.8	(14,485.7)	2,544.9

Total liabilities and shareholders’ equity	$4,670.2	$1,564.7	$7,884.8	$4,851.5	$9,139.2	$(22,623.8)	$5,486.6

Consolidating Balance Sheets
December 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$11.5	$—	$204.9	$(2.8)	$209.9	$—	$423.5
Receivables	0.2	—	0.4	469.3	426.1	—	896.0
Inventories	—	—	—	348.6	259.0	—	607.6
Deferred income taxes and other current assets	1.1	141.4	51.9	25.6	46.6	—	266.6

Total current assets	12.8	141.4	257.2	840.7	941.6	—	2,193.7

Property, plant and equipment, less accumulated depreciation	—	—	49.8	320.0	295.6	—	665.4
Goodwill	—	—	—	1,025.0	1,311.9	—	2,336.9
Investment in subsidiaries	3,554.6	570.0	4,081.8	1,219.2	1,346.2	(10,771.8)	—
Investment in parent	—	—	2,811.2	—	312.8	(3,124.0)	—
Intercompany accounts receivable	686.3	806.5	—	1,289.0	598.6	(3,380.4)	—
Intercompany notes receivable	91.8	24.9	758.5	0.7	4,067.3	(4,943.2)	—
Other noncurrent assets	—	20.0	2.0	23.0	133.8	—	178.8

Total assets	$4,345.5	$1,562.8	$7,960.5	$4,717.6	$9,007.8	$(22,219.4)	$5,374.8

Short-term debt	$—	$—	$—	$—	$5.0	$—	$5.0
Accounts payable	32.1	17.2	4.5	225.9	192.0	—	471.7
Accrued liabilities	5.2	43.4	84.5	230.0	159.2	—	522.3
Current discontinued operations liability	—	199.6	—	—	—	—	199.6
Current maturities of long-term debt	—	300.0	—	—	0.7	—	300.7

Total current liabilities	37.3	560.2	89.0	455.9	356.9	—	1,499.3

Long-term debt	—	370.5	323.9	8.0	0.4	—	702.8
Intercompany accounts payable	—	—	3,380.4	—	—	(3,380.4)	—
Intercompany notes payable	552.3	329.9	1,901.4	1,707.3	452.3	(4,943.2)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(57.7)	119.2	172.9	133.0	—	367.4

Total liabilities	589.6	1,532.9	5,813.9	2,344.1	942.6	(8,323.6)	2,899.5

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	500.3	(500.3)	—
Capital in excess of par value	3,392.0	—	56.2	1,431.5	5,174.7	(9,776.0)	278.4
Retained earnings	358.4	128.3	2,230.1	943.3	2,485.6	(3,821.3)	2,324.4
Accumulated other non-owner changes in equity	4.0	(98.4)	(139.7)	(1.3)	(95.4)	202.4	(128.4)

Total shareholders’ equity	3,755.9	29.9	2,146.6	2,373.5	8,065.2	(13,895.8)	2,475.3

Total liabilities and shareholders’ equity	$4,345.5	$1,562.8	$7,960.5	$4,717.6	$9,007.8	$(22,219.4)	$5,374.8

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(1.3)	$(0.5)	$31.2	$(36.2)	$80.5	$—	$73.7

Cash flows from investing activities:
Capital expenditures	—	—	(2.8)	(12.3)	(7.0)	—	(22.1)
Cash paid for acquired businesses	—	—	—	(74.3)	(50.0)	—	(124.3)
Investment in affiliates	—	—	(0.7)	—	—	0.7	—
Loans to affiliates	(60.0)	—	(14.8)	—	(309.0)	383.8	—
Repayments of loans from affiliates	91.8	—	—	—	263.6	(355.4)	—
Dividends from affiliates	—	—	26.3	—	2.2	(28.5)	—

Net cash provided by (used in) investing activities	31.8	—	8.0	(86.6)	(100.2)	0.6	(146.4)

Cash flows from financing activities:
Repayments of debt	—	—	—	—	(1.0)	—	(1.0)
Borrowings from affiliates	241.1	14.8	127.9	—	—	(383.8)	—
Repayments of loans to affiliates	(199.6)	—	(154.1)	—	(1.7)	355.4	—
Other intercompany financing activities	5.0	(14.3)	(160.7)	125.0	45.0	—	—
Dividends	(38.9)	—	—	—	—	—	(38.9)
Dividends paid to affiliates	(28.5)	—	—	—	—	28.5	—
Subsidiary purchase of parent shares	7.0	—	(46.3)	—	—	—	(39.3)
Excess tax benefits from stock options and awards	—	—	10.4	—	—	—	10.4
Issuance of stock	—	—	—	—	0.7	(0.7)	—
Employee stock plan activity and other	—	—	21.5	—	—	—	21.5

Net cash provided by (used in) financing activities	(13.9)	0.5	(201.3)	125.0	43.0	(0.6)	(47.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	1.3	—	1.3

Increase (decrease) in cash and cash equivalents	16.6	—	(162.1)	2.2	24.6	—	(118.7)
Cash and cash equivalents, beginning of period	11.5	—	204.9	(2.8)	209.9	—	423.5

Cash and cash equivalents, end of period	$28.1	$—	$42.8	$(0.6)	$234.5	$—	$304.8

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(4.5)	$1.3	$(17.1)	$(71.4)	$117.3	$—	$25.6

Cash flows from investing activities:
Capital expenditures	—	—	(2.3)	(7.0)	(7.4)	—	(16.7)
Cash paid for acquired businesses	—	—	(42.4)	(40.8)	—	—	(83.2)
Investment in affiliates	(4.2)	—	(35.9)	—	—	40.1	—
Loans to affiliates	(22.1)	—	(12.3)	—	(145.5)	179.9	—
Repayments of loans from affiliates	37.9	—	—	—	2.4	(40.3)	—
Dividends from affiliates	—	—	22.1	—	2.0	(24.1)	—
Other	—	—	—	0.2	—	—	0.2

Net cash provided by (used in) investing activities	11.6	—	(70.8)	(47.6)	(148.5)	155.6	(99.7)

Cash flows from financing activities:
Repayments of debt	—	—	—	—	(2.0)	—	(2.0)
Borrowings from affiliates	59.1	12.2	108.5	—	0.1	(179.9)	—
Repayments of loans to affiliates	—	—	—	(2.4)	(37.9)	40.3	—
Other intercompany financing activities	0.6	(13.5)	(72.9)	122.2	(36.4)	—	—
Dividends	(34.6)	—	—	—	—	—	(34.6)
Dividends paid to affiliates	(24.1)	—	—	—	—	24.1	—
Subsidiary purchase of parent shares	5.3	—	(74.6)	—	—	—	(69.3)
Issuance of stock	—	—	—	—	40.1	(40.1)	—
Excess tax benefits from stock options and awards	—	—	13.9	—	—	—	13.9
Employee stock plan activity and other	—	—	53.2	—	—	—	53.2

Net cash provided by (used in) financing activities	6.3	(1.3)	28.1	119.8	(36.1)	(155.6)	(38.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	3.7	—	3.7

Increase (decrease) in cash and cash equivalents	13.4	—	(59.8)	0.8	(63.6)	—	(109.2)
Cash and cash equivalents, beginning of period	64.1	—	144.4	(3.5)	247.8	—	452.8

Cash and cash equivalents, end of period	$77.5	$—	$84.6	$(2.7)	$184.2	$—	$343.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006
     Net income for the first quarter of 2007 was $131.9 million on revenues of $1,394.0 million compared with 2006 first quarter net income of $107.7 million on revenues of $1,240.9 million. First quarter diluted earnings per share increased 25% to $.71 from $.57 in 2006. Subsequent to the end of the first quarter, the last North American Electrical Products division went live on the Company’s enterprise business system. The Company estimates that $4 million to $6 million of revenue that normally would have been shipped in the second quarter of 2007 was shipped in the 2007 first quarter in anticipation of the go-live. Diluted earnings per share are estimated to have been increased by approximately $.02 per share from the shipments.
Revenues:
     Revenues for the first quarter of 2007 increased 12% compared to the first quarter of 2006. The impact of acquisitions and currency translation increased reported revenues by approximately 5% for the quarter.
     Electrical Products segment revenues increased 14% compared to the first quarter of 2006. The impact of acquisitions increased revenues by approximately 4% for the quarter and favorable currency translation increased reported revenues by approximately 1% for the quarter. Increased revenues were driven by international expansion, strong demand from utility markets, and solid demand from industrial and nonresidential construction and the go-live of a North American division on the Company’s enterprise business system. These gains were partially offset by declines in retail sales due to the slowdown in the residential market.
     Tools segment revenues for the first quarter of 2007 increased 2% from the first quarter of 2006. Favorable currency translation increased revenues by approximately 2% over the first quarter of 2006. Strong demand from aerospace and industrial markets other than the motor vehicle market was offset by soft demand from residential markets and the motor vehicle market.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.8% for the first quarter of 2007 compared to 68.2% for the comparable 2006 quarter. The decline in the cost of sales percentage resulted from leverage of fixed costs on higher volume, and execution on productivity improvements initiatives.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.9% for the first quarter of 2007 compared to 67.9% for the first quarter 2006. Cost of sales as a percentage of revenues was flat year over year due to benefits realized through productivity and production leverage on higher volume, offset by the dilutive impact of acquisitions and the effect of increased sales prices to recover material cost inflation. Tools segment cost of sales, as a percentage of revenues, was 67.2% for the first quarter of 2007 compared to 70.3% for the first quarter of 2006. The decrease in the cost of sales percentage was driven by benefits realized from productivity initiatives and favorable sales mix.
     Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2007 were 18.3% compared to 19.1% for the first quarter of 2006. The decline was due to leverage on higher sales, cost reductions from productivity initiatives and reduced pension costs.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first quarter of 2007 were 16.1% compared to 17.0% for the first quarter of 2006. The decline in selling and administrative expenses, as a percentage of revenues, resulted from sales volume leverage and productivity initiatives.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the first quarter, of 2007 were 20.9% compared to 20.1% for the first quarter of 2006. The increase in selling and administrative expenses, as a percentage of revenues, was driven by flat sales, sales mix and productivity only partially offsetting inflation.
     Interest expense, net for the first quarter of 2007 increased $0.8 million from the 2006 first quarter, primarily as a result of higher average interest rates on borrowings. Average debt balances were $1.03 billion and $1.03 billion and average interest rates were 5.85% and 5.57% for the first quarter of 2007 and 2006, respectively.
Operating Earnings:
     Electrical Products segment first quarter 2007 operating earnings increased 21% to $193.5 million from $160.1 million for the same quarter of last year. The increase resulted from leverage of fixed costs on higher volume, price realization offsetting production material cost inflation, and execution on productivity improvement initiatives, and the impact from the go-live of a North American division on the Company’s enterprise business system.
     Tools segment first quarter 2007 operating earnings increased 26% to $21.8 million compared to $17.3 million in the first quarter of 2006. The increase resulted from strong execution on productivity initiatives.
Income Taxes:
     The effective tax rate was 27.1% for the three months ended March 31, 2007 and 25.5% for the three months ended March 31, 2006. The increase is primarily related to increased taxable earnings in 2007 without a corresponding increase in tax benefits.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $135 million during the first quarter of 2007. A $111 million increase in receivables and a $65 million increase in inventories, partially offset by a $41 increase in accounts payable, were driven by increased sales volumes and the impact from acquisitions completed in the 2007 first quarter. The increase in inventories was partially offset by a $7 million increase in the allowance for excess and obsolete inventory. Inventories increased as a result of acquisition activity and efforts to improve customer service metrics. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the 2007 first quarter of 5.1 turns increased from 4.9 turns in the same period of 2006 and primarily resulted from revenues growing at a higher rate than the increase in operating working capital. Cooper continues to execute productivity initiatives focused on improving its working capital position.
     Cash provided by operating activities was $73.7 million during the 2007 first quarter. This cash, plus an additional $118.7 million of cash and cash equivalents and $21.5 million of cash received from stock option exercises were primarily used to fund capital expenditures of $22.1 million, acquisitions of $124.3 million, dividends of $38.9 million and share purchases of $39.3 million.
     Cash provided by operating activities was $25.6 million during the 2006 first quarter. This cash, plus an additional $109.2 million of cash and cash equivalents and $53.2 million of cash received from stock option exercises were primarily used to fund capital expenditures of $16.7 million, acquisitions of $83.2 million, dividends of $34.6 million and share purchases of $69.3 million.
     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $6.2 million during the three months ended March 31, 2006. All spending related to the accruals was completed as of December 31, 2006.
     Cooper currently anticipates a continuation of its long-term ability to annually generate in excess of $300 million in cash flow available for acquisitions, debt repayments and common stock repurchases.
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
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 28.4% at March 31, 2007, 28.9% at December 31, 2006 and 30.8% at March 31, 2006.
     At March 31, 2007 and December 31, 2006, Cooper had cash and cash equivalents of $304.8 million and $423.5 million, respectively. At March 31, 2007 and December 31, 2006, Cooper had short-term debt of $4.3 million and $5.0 million, respectively and had no commercial paper outstanding.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash and committed credit facilities. At March 31, 2007, Cooper had a $500 million committed credit facility, which matures in November 2009. Short-term debt to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of March 31, 2007, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2006.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	March 31,
	2007	2006
	(in millions)
Electrical Products	$738.3	$505.4
Tools	59.8	70.0

	$798.1	$575.4

Private Securities Litigation Reform Act Safe Harbor Statement
     This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper’s expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, any statements regarding future revenues, cost and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Federal-Mogul’s bankruptcy proceedings, political developments, market and economic conditions, changes in raw material, transportation, and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost-control and productivity improvement programs, the magnitude of any disruptions from manufacturing rationalizations and the implementation of the Enterprise Business System, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including currency exchange rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.
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
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2007, a total of 142,247 Abex Claims were filed, of which 110,640 claims have been resolved leaving 31,607 Abex Claims pending at March 31, 2007, that are the responsibility of Federal-Mogul. During the three months ended March 31, 2007, 718 claims were filed and 411 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $1,990 before insurance. A total of $112.2 million was spent on defense costs for the period August 28, 1998 through March 31, 2007. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
     With the assistance of independent advisors, Bates White, LLC, in the fourth quarter of 2001 Cooper completed a thorough analysis of its potential exposure for asbestos liabilities in the event Federal-Mogul rejects the 1998 Agreement. Based on Cooper’s analysis of its contingent liability exposure resulting from Federal-Mogul’s bankruptcy, Cooper concluded that an additional fourth-quarter 2001 discontinued operations provision of $30 million after-tax was appropriate to reflect the potential net impact of this issue.
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
     On July 7, 2006, Cooper announced a revised agreement had been reached regarding Cooper’s participation in Federal-Mogul’s 524(g) trust. The revised proposed settlement agreement remains subject to court approval and to certain other approvals.
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

     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period would expire on April 6, 2007. At a hearing on April 13, Federal-Mogul announced that the Abex settlement had received a favorable vote of approximately 94%, well in excess of the required vote. In addition, any objections to the Fourth Amended Plan must have been filed with the Court by April 24, 2007 and the hearing on confirmation of the Plan was scheduled by the Court to begin on June 18, 2007. If the Plan is confirmed, Federal-Mogul could emerge from bankruptcy in mid-year 2007.
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $559.5 million at March 31, 2007 and $529.6 million at December 31, 2006.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended March 31, 2007:
Purchases of Equity Securities (1)

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet Be
	of Shares	Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs (2)	Plans or Programs (2)
As of 12/31/06				10,206,700
1/01/07 – 1/31/07	215,600	$45.42	215,600	9,991,100
2/01/07 – 2/28/07	203,400	$45.78	203,400	9,787,700
3/01/07 – 3/31/07	441,400	$45.87	441,400	9,346,300

Total	860,400	$45.73	860,400

(1)	On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper common stock. The record date for the stock split was February 28, 2007 and the distribution date was March 15, 2007. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of the stock split.

(2)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2007, Cooper’s current estimate is that 3.0 million shares will be issued under equity compensation plans, which is reflected in the above table.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable

Item 6. Exhibits
10.1	Form of Executive Stock Incentive Agreement for the Performance Period 2007-2009.

10.2	Second Amendment to Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement).

10.3	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Stock Plan (February 14, 2006 Restatement).

10.4	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement).

10.5	Description of Cooper Supplemental Executive Retirement Plan and Base Salary Deferral Program Adopted effective January 1, 2007.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 2006 and the Three Months Ended March 31, 2007 and 2006.

23.	Consent of Bates White, LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd. (Registrant)
Date: May 7, 2007	/s/ Terry A. Klebe
Terry A. Klebe
Senior Vice President and Chief Financial Officer

Date: May 7, 2007	/s/ Jeffrey B. Levos
Jeffrey B. Levos
Vice President, Finance and Chief Accounting Officer

Exhibit Index
Exhibit No.
10.1	Form of Executive Stock Incentive Agreement for the Performance Period 2007-2009.

10.2	Second Amendment to Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement).

10.3	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Stock Plan (February 14, 2006 Restatement).

10.4	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement).

10.5	Description of Cooper Supplemental Executive Retirement Plan and Base Salary Deferral Program Adopted effective January 1, 2007.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 2006 and the three months ended March 31, 2007 and 2006.

23.	Consent of Bates White, LLC.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.