Form 10-Q
period 2007-06-30
COOPER INDUSTRIES LTD
filed 2007-08-07
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-31330
Cooper Industries, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-0355628

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 5600	Houston, Texas 77002

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of registrant’s common stock outstanding as of June 30, 2007 was 183,692,729 Class A common shares that are held by the public and 27,195,002 Class A common shares and 109,620,258 Class B common shares that are held by the issuer’s wholly owned subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions, where applicable)

Revenues	$1,463.7	$1,287.8	$2,857.7	$2,528.7
Cost of sales	981.3	870.3	1,926.2	1,717.1
Selling and administrative expenses	269.1	244.3	524.5	481.8

Operating earnings	213.3	173.2	407.0	329.8
Interest expense, net	12.9	12.4	25.8	24.5

Income from continuing operations before income taxes	200.4	160.8	381.2	305.3
Income taxes (benefits)	(8.8)	41.0	40.1	77.8

Income from continuing operations	209.2	119.8	341.1	227.5
Charge related to discontinued operations, net of income taxes	—	20.3	—	20.3

Net income	$209.2	$99.5	$341.1	$207.2

Income per common share:
Basic:
Income from continuing operations	$1.14	$.65	$1.86	$1.24
Charge from discontinued operations	—	.11	—	.11

Net income	$1.14	$.54	$1.86	$1.13

Diluted:
Income from continuing operations	$1.12	$.64	$1.83	$1.21
Charge from discontinued operations	—	.11	—	.11

Net income	$1.12	$.53	$1.83	$1.10

Cash dividends per common share	$.21	$.185	$.42	$.37

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(in millions)
ASSETS
Cash and cash equivalents	$640.0	$423.5
Receivables	1,062.8	896.0
Inventories	665.9	607.6
Deferred income taxes and other current assets	236.3	266.6

Total current assets	2,605.0	2,193.7

Property, plant and equipment, less accumulated depreciation	680.6	665.4
Goodwill	2,414.1	2,336.9
Other noncurrent assets	235.6	178.8

Total assets	$5,935.3	$5,374.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$8.7	$5.0
Accounts payable	482.3	471.7
Accrued liabilities	494.8	522.3
Current discontinued operations liability	213.0	199.6
Current maturities of long-term debt	400.1	300.7

Total current liabilities	1,598.9	1,499.3

Long-term debt	907.0	702.8
Postretirement benefits other than pensions	81.7	83.2
Long-term discontinued operations liability	330.0	330.0
Other long-term liabilities	262.8	284.2

Total liabilities	3,180.4	2,899.5

Common stock, $.01 par value	1.8	0.9
Capital in excess of par value	299.2	278.4
Retained earnings	2,560.3	2,324.4
Accumulated other nonowner changes in equity	(106.4)	(128.4)

Total shareholders’ equity	2,754.9	2,475.3

Total liabilities and shareholders’ equity	$5,935.3	$5,374.8

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(in millions)
Cash flows from operating activities:
Net income	$341.1	$207.2
Plus: charge related to discontinued operations	—	20.3

Income from continuing operations	341.1	227.5

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	57.8	54.6
Deferred income taxes	5.9	10.8
Excess tax benefits from stock options and awards	(20.8)	(19.8)
Changes in assets and liabilities: (1)
Receivables	(133.5)	(100.2)
Inventories	(25.2)	(76.3)
Accounts payable and accrued liabilities	(24.7)	(18.0)
Other assets and liabilities, net	8.7	97.4

Net cash provided by operating activities	209.3	176.0

Cash flows from investing activities:
Capital expenditures	(56.1)	(40.2)
Cash paid for acquired businesses	(170.5)	(84.2)
Proceeds from sales of property, plant and equipment and other	0.8	4.8

Net cash used in investing activities	(225.8)	(119.6)

Cash flows from financing activities:
Proceeds from issuances of debt	306.7	—
Debt issue costs	(2.7)	—
Proceeds from debt derivatives	10.0	—
Repayments of debt	(3.0)	(2.1)
Dividends	(77.9)	(68.9)
Purchase of common shares	(74.0)	(185.4)
Excess tax benefits from stock options and awards	20.8	19.8
Activity under employee stock plans and other	49.5	69.9

Net cash provided by (used in) financing activities	229.4	(166.7)
Effect of exchange rate changes on cash and cash equivalents	3.6	7.7

Increase (decrease) in cash and cash equivalents	216.5	(102.6)
Cash and cash equivalents, beginning of period	423.5	452.8

Cash and cash equivalents, end of period	$640.0	$350.2

(1)	Net of the effects of acquisitions and translation.
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
     Impact of New Accounting Standards — In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. For Cooper, the Interpretation was effective January 1, 2007. See Note 9 of the Notes to the Consolidated Financial Statements.
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
Note 2. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 34 million. As of June 30, 2007, 3,260,332 shares remain available for future grants under the Plan all of which are available for grants of stock options, performance-based shares and restricted stock units. Total compensation expense for all share-based compensation arrangements under the Plan was $19.0 million and $14.0 million for the six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $6.9 million and $5.0 million for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, Cooper granted 1,693,700 stock option awards, 540,080 performance-based shares and 237,400 restricted stock units.
Note 3. Acquisitions
     Cooper completed four acquisitions during the six months ended June 30, 2007. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations.
     In January 2007, Cooper acquired WPI Interconnect Products (“WPI”) and Cybectec, Inc. (“Cybectec”). WPI provides highly customized specification-grade connector technologies for use in harsh, heavy-duty and hazardous locations in military, industrial and commercial applications. Cybectec provides products and software systems that meet utilities’ most demanding real-time and reliability requirements in a number of areas, including electrical power substation automation, integration, communication and instrumentation. In March 2007, Cooper acquired Polaron plc, which provides intelligent lighting control solutions for use in office, hospitality, educational and urban outdoors settings that allow customers to realize energy savings, creative ambiance, or enhanced productivity, safety and security. In May 2007, Cooper acquired MadahCom, Inc., a manufacturer of secure wireless emergency control and mass notification systems.
     Total consideration was $170.5 million for the four acquisitions, net of cash acquired, including acquisition costs. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $67.0 million.
     Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its understanding of the fair value of the assets and liabilities acquired. The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the acquisition date for the acquisitions completed during the six months ended June 30, 2007:

Total
(in millions)
Accounts receivable	$22.0
Inventory	26.2
Property, plant and equipment	10.4
Goodwill	67.0
Other intangible assets	67.6
Accounts payable	(11.8)
Other assets and liabilities, net	(10.9)

Net cash consideration	$170.5

     Cooper continues to evaluate the fair value of the assets and liabilities acquired during the six months ended June 30, 2007 and will adjust the allocations as additional information relative to the businesses becomes available for up to one year from the acquisition date.
     In January 2006, Cooper acquired G&H Technology, Inc., a designer and manufacturer of advanced, high-reliability connectors and interconnect devices used in aerospace, subsea, and military and industrial applications for total consideration of $42.1 million. In February 2006, Cooper acquired Wheelock, Inc., a designer and manufacturer of fire safety and emergency incident communication systems and devices for total consideration of $44.5 million.

     The results of operations are included in Cooper’s consolidated financial statements since the date of acquisition. Pro-forma net income and earnings per share for the six months ended June 30, 2007 and 2006, assuming the acquisitions had been made at the beginning of the year, would not have been materially different from reported results.
Note 4. Inventories

	June 30,	December 31,
	2007	2006
	(in millions)

Raw materials	$238.3	$204.2
Work-in-process	189.8	160.7
Finished goods	375.1	366.3
Perishable tooling and supplies	14.8	14.6

	818.0	745.8
Allowance for excess and obsolete inventory	(77.0)	(65.6)
Excess of current standard costs over LIFO costs	(75.1)	(72.6)

Net inventories	$665.9	$607.6

Note 5. Long-Term Debt
     Cooper’s $300 million, 5.25% senior unsecured notes, which were issued in June 2002, matured in July 2007. On June 18, 2007, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $300 million of senior unsecured notes due in 2017. The fixed rate notes have an interest coupon of 6.10% and are guaranteed by Cooper and certain of its principal operating subsidiaries. Proceeds from the financing were used to repay the maturing 5.25% notes. Combined with interest rate hedges implemented in anticipation of the offering, the 6.10% notes will have an effective annual cost to Cooper of 5.75%. Cash and cash equivalents and long-term debt at June 30, 2007 were temporarily increased as a result of this financing transaction.
Note 6. Shareholders’ Equity
     On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper common stock. The record date for the stock split was February 28, 2007 and the distribution date was March 15, 2007. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of the stock split.
     At June 30, 2007, 183,692,729 Class A common shares, $.01 par value were issued and outstanding (excluding 27,195,002 Class A common shares held by wholly-owned subsidiaries) compared to 182,282,042 Class A common shares, $.01 par value (excluding 25,876,802 Class A common shares held by wholly-owned subsidiaries) at December 31, 2006. During the six months ended June 30, 2007, Cooper issued 2,968,887 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the six months ended June 30, 2007, Cooper and its wholly-owned subsidiaries purchased 1,558,200 Class A common shares for $74.0 million under the Company’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share. During the first six months of 2007, Cooper’s wholly-owned subsidiaries received the regular quarterly dividend of $.21 per share (or an aggregate of $57.3 million) on all Class A and Class B common shares held.

     On February 14, 2007, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.10 per share to $.84.
Note 7. Segment Information

	Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Electrical Products	$1,272.3	$1,103.5	$2,482.9	$2,164.1
Tools	191.4	184.3	374.8	364.6

Total revenues	$1,463.7	$1,287.8	$2,857.7	$2,528.7

	Operating Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Electrical Products	$213.9	$177.5	$407.4	$337.6
Tools	21.6	19.6	43.4	36.9

Segment operating earnings	235.5	197.1	450.8	374.5
General Corporate expenses	22.2	23.9	43.8	44.7

Total operating earnings	213.3	173.2	407.0	329.8
Interest expense, net	12.9	12.4	25.8	24.5

Income from continuing operations before income taxes	$200.4	$160.8	$381.2	$305.3

Note 8. Pension and Other Postretirement Benefits
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

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Components of net periodic benefit cost:
Service cost	$1.0	$3.5	$2.0	$8.4
Interest cost	10.2	10.4	20.4	20.7
Expected return on plan assets	(12.8)	(12.1)	(25.6)	(24.7)
Amortization of prior service cost	(0.5)	0.1	(1.0)	0.3
Recognized actuarial loss	2.7	3.4	5.3	7.2
Curtailment loss	—	4.2	—	4.2

Net periodic benefit cost	$0.6	$9.5	$1.1	$16.1

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Components of net periodic benefit cost:
Service cost	$—	$0.1	$—	$0.1
Interest cost	1.3	1.3	2.6	2.7
Amortization of prior service cost	(0.5)	(0.5)	(1.0)	(1.0)
Recognized actuarial gain	(0.6)	(0.7)	(1.2)	(1.4)
Curtailment gain	—	(3.2)	—	(3.2)

Net periodic benefit (income) cost	$0.2	$(3.0)	$0.4	$(2.8)

Note 9. Income Taxes
     The effective tax rate was 10.5% for the six months ended June 30, 2007 and 25.5% for the six months ended June 30, 2006. As discussed below, the 2007 second quarter includes a $63.5 million reduction of income taxes expense. Excluding the reduction, Cooper’s effective tax rate for the six months ended June 30, 2007 was 27.2%. The increase is primarily related to increased taxable earnings in 2007 without a corresponding increase in projected tax benefits.
     The United States Internal Revenue Service (“IRS”) challenged Cooper’s treatment of gains and interest deductions claimed on its 2000 through 2003 federal income tax returns, relating to transactions involving government securities. If the proposed adjustments were upheld, it would require Cooper to pay approximately $93.7 million in taxes plus accrued interest. During the second quarter of 2007, the IRS and Cooper finalized a settlement regarding these transactions.
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
     As a result of the settlements discussed above, Cooper recognized $55.7 million of previously unrecognized tax benefits in the 2007 second quarter. A change in rates for the Texas margin tax and other developments in the 2007 second quarter represented the remaining $7.8 million of income taxes expense reduction.
     In addition to the items discussed above, Cooper believes it is reasonably possible that additional tax benefits could be recognized within the next 12 months as various tax audits are concluded and statutes expire. However, an estimate of the range of these benefits cannot be made.
     The Internal Revenue Service has begun an examination of Cooper’s 2005 Federal income tax return and Cooper is under examination by various United States State and Local taxing authorities as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2005, and with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 1999. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.
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

(in millions)

Balance at January 1, 2007	$122.8
Additions for tax positions of the current year	3.4
Additions for tax positions of prior years	1.6
Reduction in tax positions for statute expirations	(1.0)
Reduction in tax for audit settlements	(55.7)

Balance at June 30, 2007	$71.1

     The $71.1 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.
     Cooper recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes expense. During the six months ended June 30, 2007 and 2006, Cooper recognized $1.6 million and $2.4 million in interest and penalties, respectively. Cooper had $12.1 million and $14.4 million in interest and penalties accrued at June 30, 2007 and 2006, respectively.
Note 10. Net Income Per Common Share
     On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper common stock. The record date for the stock split was February 28, 2007 and the distribution date was March 15, 2007. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of the stock split.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)
Basic:
Income from continuing operations	$209.2	$119.8	$341.1	$227.5
Charge from discontinued operations	—	20.3	—	20.3

Net income applicable to common stock	$209.2	$99.5	$341.1	$207.2

Weighted average common shares outstanding	183.7	184.4	183.4	184.4

Diluted:
Income from continuing operations	$209.2	$119.8	$341.1	$227.5
Charge from discontinued operations	—	20.3	—	20.3

Net income applicable to common stock	$209.2	$99.5	$341.1	$207.2

Weighted average common shares outstanding	183.7	184.4	183.4	184.4
Incremental shares from assumed conversions:

Options, performance-based stock awards and other employee awards	3.2	4.0	3.3	4.2

Weighted average common shares and common share equivalents	186.9	188.4	186.7	188.6

Options and employee awards are not considered in the calculations if the effect would be antidilutive.
Note 11. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)
Net income	$209.2	$99.5	$341.1	$207.2
Foreign currency translation gains	12.9	14.4	11.8	19.0
Change in fair value of derivatives	4.2	(4.2)	8.9	(0.8)

Net income and other nonowner changes in equity	$226.3	$109.7	$361.8	$225.4

Note 12.	Charge Related to Discontinued Operations
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2007, a total of 142,721 Abex Claims were filed, of which 111,084 claims have been resolved leaving 31,637 Abex Claims pending at June 30, 2007, that are the responsibility of Federal-Mogul. During the three months ended June 30, 2007, 474 claims were filed and 444 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,073 before insurance. A total of $117.7 million was spent on defense costs for the period August 28, 1998 through June 30, 2007. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
     The revised proposed settlement agreement was incorporated into Federal-Mogul’s Fourth Amended Joint Plan of Reorganization filed on November 21, 2006.
     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period would expire on April 6, 2007. At a hearing on April 13, Federal-Mogul announced that the Abex settlement had received a favorable vote of approximately 94%, well in excess of the required vote. In addition, any objections to the Fourth Amended Plan were filed with the Court by April 24, 2007 and the hearing on confirmation of the Plan was completed on July 10, 2007. The Court has established dates through October 1, 2007 for final briefs and hearings. If the Plan is confirmed, Federal-Mogul could emerge from bankruptcy by year-end 2007.

     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $543.0 million at June 30, 2007 and $529.6 million at December 31, 2006.

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

Consolidating Income Statements
Three Months Ended June 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$943.1	$582.8	$(62.2)	$1,463.7
Cost of sales	—	—	0.5	658.5	384.5	(62.2)	981.3
Selling and administrative expenses	3.0	4.2	18.8	137.2	105.9	—	269.1
Interest expense, net	(0.4)	11.2	3.7	—	(1.6)	—	12.9
Equity in earnings of subsidiaries, net of tax	248.4	10.2	111.0	24.9	177.0	(571.5)	—
Intercompany income (expense)	(8.0)	(4.5)	13.3	(44.4)	72.4	(28.8)	—

Income (loss) from continuing operations before income taxes	237.8	(9.7)	101.3	127.9	343.4	(600.3)	200.4
Income tax expense (benefit)	—	(7.5)	(75.7)	38.0	36.4	—	(8.8)

Income (loss) from continuing operations	237.8	(2.2)	177.0	89.9	307.0	(600.3)	209.2
Charge related to discontinued operations, net of income taxes	—	—	—	—	—	—	—

Net income (loss)	$237.8	$(2.2)	$177.0	$89.9	$307.0	$(600.3)	$209.2

Three Months Ended June 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$845.1	$499.8	$(57.1)	$1,287.8
Cost of sales	—	(0.2)	(0.2)	588.0	339.8	(57.1)	870.3
Selling and administrative expenses	3.2	5.5	15.5	129.7	90.4	—	244.3
Interest expense, net	(0.2)	10.9	2.7	—	(1.0)	—	12.4
Equity in earnings of subsidiaries, net of tax	131.2	9.2	68.8	25.6	70.3	(305.1)	—
Intercompany income (expense)	(4.1)	(3.7)	2.8	(118.4)	147.9	(24.5)	—

Income (loss) from continuing operations before income taxes	124.1	(10.7)	53.6	34.6	288.8	(329.6)	160.8
Income tax expense (benefit)	—	(7.7)	(16.6)	4.1	61.2	—	41.0

Income (loss) from continuing operations	124.1	(3.0)	70.2	30.5	227.6	(329.6)	119.8
Charge related to discontinued operations, net of income taxes	—	20.3	—	—	—	—	20.3

Net income (loss)	$124.1	$(23.3)	$70.2	$30.5	$227.6	$(329.6)	$99.5

Consolidating Income Statements
Six Months Ended June 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$1,861.6	$1,119.2	$(123.1)	$2,857.7
Cost of sales	—	0.1	0.8	1,303.6	744.8	(123.1)	1,926.2
Selling and administrative expenses	5.4	7.7	34.5	270.5	206.4	—	524.5
Interest expense, net	(1.0)	22.4	7.4	—	(3.0)	—	25.8
Equity in earnings of subsidiaries, net of tax	417.6	21.0	206.7	45.1	279.9	(970.3)	—
Intercompany income (expense)	(14.9)	(8.8)	28.4	(83.8)	136.4	(57.3)	—

Income (loss) from continuing operations, before income taxes	398.3	(18.0)	192.4	248.8	587.3	(1,027.6)	381.2
Income tax expense (benefit)	—	(14.8)	(87.4)	76.8	65.5	—	40.1

Income (loss) from continuing operations	398.3	(3.2)	279.8	172.0	521.8	(1,027.6)	341.1
Charge related to discontinued operations, net of income taxes	—	—	—	—	—	—	—

Net income (loss)	$398.3	$(3.2)	$279.8	$172.0	$521.8	$(1,027.6)	$341.1

Six Months Ended June 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$1,668.2	$978.2	$(117.7)	$2,528.7
Cost of sales	—	(0.4)	—	1,168.8	666.4	(117.7)	1,717.1
Selling and administrative expenses	5.5	7.7	31.6	259.8	177.2	—	481.8
Interest expense, net	(0.3)	21.8	5.3	—	(2.3)	—	24.5
Equity in earnings of subsidiaries, net of tax	268.3	18.5	149.3	47.2	150.4	(633.7)	—
Intercompany income (expense)	(7.3)	(7.0)	7.8	(212.8)	267.9	(48.6)	—

Income (loss) from continuing operations before income taxes	255.8	(17.6)	120.2	74.0	555.2	(682.3)	305.3
Income tax expense (benefit)	—	(13.8)	(30.1)	11.9	109.8	—	77.8

Income (loss) from continuing operations	255.8	(3.8)	150.3	62.1	445.4	(682.3)	227.5
Charge related to discontinued operations, net of income taxes	—	20.3	—	—	—	—	20.3

Net income (loss)	$255.8	$(24.1)	$150.3	$62.1	$445.4	$(682.3)	$207.2

Consolidating Balance Sheets
June 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Cash and cash equivalents	$113.5	$—	$328.3	$0.8	$197.4	$—	$640.0
Receivables	0.2	—	0.8	584.3	477.5	—	1,062.8

Inventories	—	—	—	374.0	291.9	—	665.9
Deferred income taxes and other current assets	0.3	123.1	30.6	38.4	43.9	—	236.3

Total current assets	114.0	123.1	359.7	997.5	1,010.7	—	2,605.0

Property, plant and equipment, less accumulated depreciation	—	—	59.7	323.6	297.3	—	680.6
Goodwill	—	—	—	1,247.4	1,166.7	—	2,414.1
Investment in subsidiaries	4,777.3	593.9	4,394.7	1,233.4	2,248.3	(13,247.6)	—
Investment in parent	—	—	2,872.2	—	312.7	(3,184.9)	—
Intercompany accounts receivable	92.8	807.0	—	1,069.7	763.7	(2,733.2)	—
Intercompany notes receivable	—	24.9	725.3	0.8	4,220.4	(4,971.4)	—
Other noncurrent assets	—	13.4	9.6	48.3	164.3	—	235.6

Total assets	$4,984.1	$1,562.3	$8,421.2	$4,920.7	$10,184.1	$(24,137.1)	$5,935.3

Short-term debt	$—	$—	$—	$—	$8.7	$—	$8.7
Accounts payable	38.7	16.4	8.2	215.7	203.3	—	482.3
Accrued liabilities	5.7	40.4	72.3	231.0	145.4	—	494.8
Current discontinued operations liability	—	213.0	—	—	—	—	213.0
Current maturities of long-term debt	—	400.0	—	—	0.1	—	400.1

Total current liabilities	44.4	669.8	80.5	446.7	357.5	—	1,598.9

Long-term debt	—	274.1	624.0	8.0	0.9	—	907.0
Intercompany accounts payable	—	—	2,731.9	—	—	(2,731.9)	—
Intercompany notes payable	648.1	352.3	1,834.3	1,741.7	395.0	(4,971.4)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(93.1)	127.5	175.7	134.4	—	344.5

Total liabilities	692.5	1,533.1	5,398.2	2,372.1	887.8	(7,703.3)	3,180.4

Class A common stock	2.1	—	—	—	—	(0.3)	1.8
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary common stock	—	—	—	—	501.1	(501.1)	—
Capital in excess of par value	3,473.0		671.5	1,445.3	5,873.1	(11,163.7)	299.2
Retained earnings	789.6	121.5	2,469.6	1,092.9	2,981.9	(4,895.2)	2,560.3
Accumulated other non- owner changes in equity	25.8	(92.3)	(118.1)	10.4	(59.8)	127.6	(106.4)

Total shareholders’ equity	4,291.6	29.2	3,023.0	2,548.6	9,296.3	(16,433.8)	2,754.9

Total liabilities and shareholders’ equity	$4,984.1	$1,562.3	$8,421.2	$4,920.7	$10,184.1	$(24,137.1)	$5,935.3

Consolidating Balance Sheets
December 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Cash and cash equivalents	$11.5	$—	$204.9	$(2.8)	$209.9	$—	$423.5
Receivables	0.2	—	0.4	469.3	426.1	—	896.0
Inventories	—	—	—	348.6	259.0	—	607.6
Deferred income taxes and other current assets	1.1	141.4	51.9	25.6	46.6	—	266.6

Total current assets	12.8	141.4	257.2	840.7	941.6	—	2,193.7

Property, plant and equipment, less accumulated depreciation	—	—	49.8	320.0	295.6	—	665.4
Goodwill	—	—	—	1,025.0	1,311.9	—	2,336.9
Investment in subsidiaries	3,554.6	570.0	4,081.8	1,219.2	1,346.2	(10,771.8)	—
Investment in parent	—	—	2,811.2	—	312.8	(3,124.0)	—
Intercompany accounts receivable	686.3	806.5	—	1,289.0	598.6	(3,380.4)	—
Intercompany notes receivable	91.8	24.9	758.5	0.7	4,067.3	(4,943.2)	—
Other noncurrent assets	—	20.0	2.0	23.0	133.8	—	178.8

Total assets	$4,345.5	$1,562.8	$7,960.5	$4,717.6	$9,007.8	$(22,219.4)	$5,374.8

Short-term debt	$—	$—	$—	$—	$5.0	$—	$5.0
Accounts payable	32.1	17.2	4.5	225.9	192.0	—	471.7
Accrued liabilities	5.2	43.4	84.5	230.0	159.2	—	522.3
Current discontinued operations liability	—	199.6	—	—	—	—	199.6
Current maturities of long-term debt	—	300.0	—	—	0.7	—	300.7

Total current liabilities	37.3	560.2	89.0	455.9	356.9	—	1,499.3

Long-term debt	—	370.5	323.9	8.0	0.4	—	702.8
Intercompany accounts payable	—	—	3,380.4	—	—	(3,380.4)	—
Intercompany notes payable	552.3	329.9	1,901.4	1,707.3	452.3	(4,943.2)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(57.7)	119.2	172.9	133.0	—	367.4

Total liabilities	589.6	1,532.9	5,813.9	2,344.1	942.6	(8,323.6)	2,899.5

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	500.3	(500.3)	—
Capital in excess of par value	3,392.0	—	56.2	1,431.5	5,174.7	(9,776.0)	278.4
Retained earnings	358.4	128.3	2,230.1	943.3	2,485.6	(3,821.3)	2,324.4
Accumulated other non- owner changes in equity	4.0	(98.4)	(139.7)	(1.3)	(95.4)	202.4	(128.4)

Total shareholders’ equity	3,755.9	29.9	2,146.6	2,373.5	8,065.2	(13,895.8)	2,475.3

Total liabilities and shareholders’ equity	$4,345.5	$1,562.8	$7,960.5	$4,717.6	$9,007.8	$(22,219.4)	$5,374.8

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$(10.1)	$(21.9)	$42.1	$29.6	$169.6	$—	$209.3

Cash flows from investing activities:
Capital expenditures	—	—	(15.1)	(25.2)	(15.8)	—	(56.1)
Cash paid for acquired businesses	—	—	—	(75.2)	(95.3)	—	(170.5)
Investment in affiliates	—	—	(44.3)	—	—	44.3	—
Loans to affiliates	(60.0)	—	(22.4)	—	(528.9)	611.3	—
Repayments of loans from affiliates	151.8	—	—	—	408.2	(560.0)	—
Dividends from affiliates	—	—	52.8	15.9	4.4	(73.1)	—
Proceeds from sale of property, plant and equipment and other	—	—	—	0.4	0.4	—	0.8

Net cash provided by (used in) investing activities	91.8	—	(29.0)	(84.1)	(227.0)	22.5	(225.8)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	300.0	—	6.7	—	306.7
Debt issue costs	—	—	(2.7)	—	—	—	(2.7)
Proceeds from debt derivatives	—	—	10.0	—	—	—	10.0
Repayments of debt	—	—	—	—	(3.0)	—	(3.0)
Borrowings from affiliates	385.2	22.4	203.7	—	—	(611.3)	—
Repayments of loans to affiliates	(289.4)	—	(268.9)	—	(1.7)	560.0	—
Other intercompany financing activities	58.3	(0.5)	(126.7)	58.1	10.8	—	—
Dividends	(77.9)	—	—	—	—	—	(77.9)
Dividends paid to affiliates	(57.3)	—	—	—	(15.8)	73.1	—
Purchase of common shares	1.4	—	(75.4)	—	—	—	(74.0)
Excess tax benefits from stock options and awards	—	—	20.8	—	—	—	20.8
Issuance of stock	—	—	—	—	44.3	(44.3)	—
Employee stock plan activity and other	—	—	49.5	—	—	—	49.5

Net cash provided by (used in) financing activities	20.3	21.9	110.3	58.1	41.3	(22.5)	229.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	3.6	—	3.6

Increase (decrease) in cash and cash equivalents	102.0	—	123.4	3.6	(12.5)	—	216.5
Cash and cash equivalents, beginning of period	11.5	—	204.9	(2.8)	209.9	—	423.5

Cash and cash equivalents, end of period	$113.5	$—	$328.3	$0.8	$197.4	$—	$640.0

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$(9.8)	$(10.4)	$2.4	$(64.6)	$258.4	$—	$176.0

Cash flows from investing activities:
Capital expenditures	—	—	(7.4)	(15.7)	(17.1)	—	(40.2)
Cash paid for acquired businesses	—	—	(42.7)	(41.5)	—	—	(84.2)
Investment in affiliates	(12.2)	—	(36.0)	—	—	48.2	—
Loans to affiliates	(22.1)	—	(12.3)	—	(275.4)	309.8	—
Repayments of loans from affiliates	62.0	—	—	—	87.5	(149.5)	—
Dividends from affiliates	5.0	—	44.7	—	3.9	(53.6)	—
Other	—	—	—	0.6	4.2	—	4.8

Net cash provided by (used in) investing activities	32.7	—	(53.7)	(56.6)	(196.9)	154.9	(119.6)

Cash flows from financing activities:
Repayments of debt	—	—	—	—	(2.1)	—	(2.1)
Borrowings from affiliates	148.9	12.2	148.6	—	0.1	(309.8)	—
Repayments of loans to affiliates	(46.5)	—	(60.7)	(2.4)	(39.9)	149.5	—
Other intercompany financing activities	4.3	(1.8)	(14.6)	125.1	(113.0)	—	—
Dividends	(68.9)	—	—	—	—	—	(68.9)
Dividends paid to affiliates	(48.6)	—	—	—	(5.0)	53.6	—
Subsidiary purchase of parent shares	10.3	—	(195.7)	—	—	—	(185.4)
Issuance of stock	—	—	—	—	48.2	(48.2)	—
Excess tax benefits from stock options and awards	—	—	19.8	—	—	—	19.8
Employee stock plan activity and other	—	—	69.9	—	—	—	69.9

Net cash provided by (used in) financing activities	(0.5)	10.4	(32.7)	122.7	(111.7)	(154.9)	(166.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	7.7	—	7.7

Increase (decrease) in cash and cash equivalents	22.4	—	(84.0)	1.5	(42.5)	—	(102.6)
Cash and cash equivalents, beginning of period	64.1	—	144.4	(3.5)	247.8	—	452.8

Cash and cash equivalents, end of period	$86.5	$—	$60.4	$(2.0)	$205.3	$—	$350.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006
     Income from continuing operations for the second quarter of 2007 was $209.2 million on revenues of $1,463.7 million compared with 2006 second quarter income from continuing operations of $119.8 million on revenues of $1,287.8 million. Second quarter diluted earnings per share from continuing operations increased to $1.12 in 2007 from $.64 in 2006. Second quarter 2007 diluted earnings per share from continuing operations included $63.5 million or $.34 per share of income tax adjustments.
Revenues:
     Revenues for the second quarter of 2007 increased 14% compared to the second quarter of 2006. The impact of acquisitions and currency translation increased reported revenues by approximately 6% for the quarter.
     Electrical Products segment revenues increased 15% compared to the second quarter of 2006. The impact of acquisitions increased revenues over 4% for the quarter and favorable currency translation increased reported revenues by less than 2% for the quarter. Increased revenues were driven by strong demand from utility and industrial markets, continued international growth, and solid demand from U.S. nonresidential construction. These increases were partially offset by the soft U.S. residential markets.
     Tools segment revenues for the second quarter of 2007 increased 4% from the second quarter of 2006. Favorable currency translation increased revenues by approximately 3% for the quarter. Solid demand from aerospace and increased penetration in the retail channels was offset by soft demand from motor vehicle end markets and soft U.S. residential markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.0% for the second quarter of 2007 compared to 67.6% for the comparable 2006 quarter. The decline in cost of sales percentage resulted from leverage of fixed costs on higher volume, and execution on productivity improvements initiatives.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.1% for the second quarter of 2007 compared to 67.3% for the second quarter 2006. Cost of sales as a percentage of revenues was down slightly year over year due to benefits realized through productivity initiatives and production leverage on higher volume, partially offset by the dilutive impact of acquisitions. Tools segment cost of sales, as a percentage of revenues, was 68.6% for the second quarter of 2007 compared to 69.4% for the second quarter of 2006. The decrease in the cost of sales percentage was driven by benefits realized from productivity.
     Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2007 were 18.4% compared to 19.0% for the second quarter of 2006. The decline was due to leverage on higher sales and cost reductions from productivity initiatives.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2007 were 16.1% compared to 16.6% for the second quarter of 2006. The decline resulted from sales volumes leverage and productivity initiatives.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2007 were 20.1% compared to 20.0% for the second quarter of 2006. The increase in selling and administrative expenses percentage was the result of productivity efforts only partially offsetting inflation.

     Interest expense, net for the second quarter of 2007 increased $0.5 million from the 2006 second quarter, primarily as a result of higher average interest rates on borrowings. Average debt balances were $1.07 billion and $1.03 billion and average interest rates were 5.8% and 5.6% during the second quarter of 2007 and 2006, respectively.
Operating Earnings:
     Electrical Products segment second quarter 2007 operating earnings increased 21% to $213.9 million from $177.5 million for the same quarter of last year. The increase was a result of leverage on fixed costs from higher volumes, price realization offsetting production material cost inflation and the impact of productivity improvement initiatives.
     Tools segment second quarter 2007 operating earnings increased 10% to $21.6 million compared to $19.6 million in the second quarter of 2006. The increase primarily reflects operating efficiencies through productivity gains.
     General Corporate expense decreased $1.7 million to $22.2 million during the second quarter of 2007 compared to $23.9 million during the second quarter of 2006. This decrease primarily resulted from the receipt of $3.3 million under an agreement with Belden, partially offset by incremental legal costs.
Income Taxes:
     The effective tax rate was (4.4)% for the second quarter of 2007 and 25.5% for the second quarter of 2006. The rate decrease is due to a $63.5 million reduction of income tax expense in the second quarter of 2007. Cooper finalized settlements with the Internal Revenue Service related to the 2000 through 2004 tax years in the 2007 second quarter. Previously unrecognized tax benefits of $55.7 million were therefore recognized in the quarter. A change in rates for the Texas margin tax and other developments in the 2007 second quarter represented the remaining $7.8 million of income tax expense reduction. Excluding the reduction, Cooper’s effective tax rate for the three months ended June 30, 2007 was 27.3%. The increase is primarily related to increased taxable earnings in 2007 without a corresponding increase in projected tax benefits.
Charge Related to Discontinued Operations:
     In the second quarter of 2006, Cooper recorded an additional charge of $20.3 million, net of an $11.4 million income tax benefit (or $.11 per diluted share) related to potential asbestos obligations regarding the Automotive Products segment which was sold in 1998. See Note 12 of the Notes to the Consolidated Financial Statements.
Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006
     Income from continuing operations for the first six months of 2007 was $341.1 million on revenues of $2,857.7 million compared with 2006 first half income from continuing operations of $227.5 million on revenues of $2,528.7 million. First half diluted earnings per share from continuing operations increased to $1.83 in 2007 from $1.21 in 2006. First half 2007 diluted earnings per share from continuing operations included $63.5 million or $.34 per share of income tax adjustments.
Revenues:
     Revenues for the first six months of 2007 increased 13% compared to the first six months of 2006. The impact of acquisitions and currency translation increased revenues by approximately 5%.

     Electrical Products segment revenues for the first six months of 2007 increased 15% compared to the first half of 2006. The impact of acquisitions increased revenue by 4% and currency translation had a 1% favorable effect on revenues in the first half of the year. Sales growth was a result of strong demand from the utility and industrial markets, international expansion, and solid demand from U.S. nonresidential construction. The soft U.S. residential markets partially offset these gains.
     Tools segment revenues for the first six months of 2007 increased 3% compared to the first half of 2006. Currency translation impact on revenues for the first six months of 2007 was nearly 3%. Sales increases driven by solid demand from aerospace were offset by soft demand within the motor vehicle end markets and soft U.S. residential markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.4% for the first six months of 2007 compared to 67.9% for the comparable 2006 period. The decrease in the cost of sales percentage was primarily a result of fixed cost leverage on higher volume and benefits from productivity improvements initiatives.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.5% for the first six months of 2007 compared to 67.6% for the first half of 2006. The decrease in the cost of sales percentage was primarily the result of productivity initiatives and production leverage on higher volume, partially offset by the dilutive impact of acquisitions.
     Tools segment cost of sales, as a percentage of revenues, was 67.9% for the first half of 2007 compared to 69.8% for the same period of 2006. The decrease in cost of sales percentage reflects operating efficiency gains from productivity improvements.
     Selling and administrative expenses, as a percentage of revenues, for the first six months of 2007 were 18.4% compared to 19.1% for the first half of 2006. The decrease is due to leverage on higher sales and cost reductions from productivity initiatives.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2007 were 16.1% compared to 16.8% for the first half of 2006. The decrease in selling and administrative expenses percentage is primarily due to sales volume leverage and productivity initiatives.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2007 were 20.5% compared to 20.1% for the first six months of 2006. The increase in the selling and administrative expenses percentage is primarily due to productivity only partially offsetting inflation.
     Interest expense, net for the first six months of 2007 increased $1.3 million from the 2006 first six months as a result of higher average interest rates. Average debt balances were $1.05 billion and $1.03 billion and average interest rates were 5.8% and 5.6% for the first six months of 2007 and 2006, respectively.
Operating Earnings:
     Electrical Products segment first half 2007 operating earnings increased 21% to $407.4 million from $337.6 million for the same period of last year. The increase was primarily due to sales volume leverage and productivity initiatives.
     Tools segment first half 2007 operating earnings increased 18% to $43.4 million compared to $36.9 million in the same period of 2006. The increase reflects productivity gains.
     General Corporate expense decreased $0.9 million to $43.8 million during the first six months of 2007 compared to $44.7 million during the same period of 2006. This decrease primarily resulted from the receipt of $3.3 million under an agreement with Belden, partially offset by incremental legal costs.

Income Taxes:
     The effective tax rate was 10.5% for the six months ended June 30, 2007 and 25.5% for the six months ended June 30, 2006. The rate decrease is primarily related to a 2007 second quarter $63.5 million reduction of income tax expense. Cooper finalized settlements with the Internal Revenue Service related to the 2000 through 2004 tax years in the 2007 second quarter. Previously unrecognized tax benefits of $55.7 million were therefore recognized in the quarter. A change in rates for the Texas margin tax and other developments in the 2007 second quarter represented the remaining $7.8 million of income tax expense reduction. Excluding the reduction, Cooper’s effective tax rate for the six months ended June 30, 2007 was 27.2%. The increase is primarily related to increased taxable earnings in 2007 without a corresponding increase in projected tax benefits.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $214 million during the first six months of 2007. The increase included a $167 million increase in receivables and a $58 million increase in inventories, partially offset by a $11 million increase in accounts payable, which were all driven by increased sales volume and the impact of 2007 acquisitions. The increase in inventories was partially offset by an $11 million increase in the allowance for excess and obsolete inventories. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the first six months of 2007 of 5.0 turns increased from 4.9 turns in the same period of 2006 and was primarily due to revenues growing at a higher rate than operating working capital. Cooper continues to execute productivity initiatives focused on improving its working capital position.
     Cash provided by operating activities was $209 million for the first six months of 2007. This cash, plus $314 million of proceeds from debt issuances and $50 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $56 million, acquisitions of $171 million, dividends of $78 million, debt repayments of $3 million and share purchases of $74 million.
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
     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $6.3 million during the six months ended June 30, 2006. All spending related to the accruals was completed as of December 31, 2006.
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

Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 32.3% at June 30, 2007, 28.9% at December 31, 2006 and 30.8% at June 30, 2006.
     At June 30, 2007 and December 31, 2006, Cooper had cash and cash equivalents of $640.0 million and $423.5 million, respectively. At June 30, 2007 and December 31, 2006, Cooper had short-term debt of $8.7 million and $5.0 million, respectively, and no commercial paper outstanding.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash and committed credit facilities. At June 30, 2007, Cooper had a $500 million committed credit facility, which matures in November 2009. Short-term debt to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
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
     Cooper’s $300 million, 5.25% senior unsecured notes, which were issued in June 2002, matured in July 2007. On June 18, 2007, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $300 million of senior unsecured notes due in 2017. The fixed rate notes have an interest coupon of 6.10%. Proceeds from the financing were used to repay the maturing 5.25% notes. Combined with interest rate hedges implemented in anticipation of the offering, the 6.10% notes will have an effective annual cost to Cooper of 5.75%. Cash and cash equivalents and long-term debt at June 30, 2007 were temporarily increased as a result of this financing transaction.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of June 30, 2007, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2006.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	June 30,
	2007	2006
	(in millions)

Electrical Products	$680.6	$575.6
Tools	75.5	71.8

	$756.1	$647.4

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
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2007, a total of 142,721 Abex Claims were filed, of which 111,084 claims have been resolved leaving 31,637 Abex Claims pending at June 30, 2007, that are the responsibility of Federal-Mogul. During the three months ended June 30, 2007, 474 claims were filed and 444 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,073 before insurance. A total of $117.7 million was spent on defense costs for the period August 28, 1998 through June 30, 2007. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
     The revised proposed settlement agreement was incorporated into Federal-Mogul’s Fourth Amended Joint Plan of Reorganization filed on November 21, 2006.
     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period would expire on April 6, 2007. At a hearing on April 13, Federal-Mogul announced that the Abex settlement had received a favorable vote of approximately 94%, well in excess of the required vote. In addition, any objections to the Fourth Amended Plan were filed with the Court by April 24, 2007 and the hearing on confirmation of the Plan was completed on July 10, 2007. The Court has established dates through October 1, 2007 for final briefs and hearings. If the Plan is confirmed, Federal-Mogul could emerge from bankruptcy by year-end 2007.
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $543.0 million at June 30, 2007 and $529.6 million at December 31, 2006.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper’s wholly-owned subsidiaries during the three months ended June 30, 2007:
Purchases of Equity Securities(1)

			Total Number	Maximum
			of Shares	Number of
	Total	Average	Purchased as Part	Shares that May
	Number of	Price	of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs(2)	or Programs(2)

As of 3/31/07				9,346,300
4/01/07 — 4/30/07	367,200	$46.17	367,200	8,979,100
5/01/07 — 5/31/07	120,600	51.44	120,600	8,858,500
6/01/07 — 6/30/07	210,000	54.96	210,000	9,648,500

Total	697,800	$49.72	697,800

(1)	On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper common stock. The record date for the stock split was February 28, 2007 and the distribution date was March 15, 2007. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of the stock split.

(2)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2007, Cooper’s current estimate is that 4.0 million shares will be issued under equity compensation plans, which is reflected in the above table.
Item 3. Defaults Upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders was held on April 24, 2007 in Houston, Texas. Four proposals, as described in Cooper’s Proxy statement dated March 14, 2007, were voted upon at the meeting. The following is a brief description of the matters voted upon and the results of voting.
1.	Proposal for the election of four directors for terms expiring in 2010 and one in 2009:

	Stephen B. Butler	Dan F. Smith	Gerald B. Smith	Mark S. Thompson	Lawrence D. Kingsley
Votes For:	93,509,805	94,054,349	94,020,876	94,148,764	94,150,537
Votes Withheld:	1,790,661	1,246,116	1,279,590	1,151,702	1,149,928
2.	Proposal to appoint Ernst & Young LLP as independent auditors for 2007:

Votes For:	94,122,260
Votes Against:	562,430
Abstain:	615,775
Non-Vote:	—
3.	Proposal to amend Cooper’s Bye-laws to increase authorized common shares:

Votes For:	80,728,730
Votes Against:	13,829,626
Abstain:	742,109
Non-Vote:	—
4.	Shareholder proposal to implement a code of conduct based upon international labor organization human rights standards:

Votes For:	7,327,811
Votes Against:	51,863,263
Abstain:	30,149,311
Non-Vote:	5,960,081
Item 6. Exhibits

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 2006 and the Six Months Ended June 30, 2007 and 2006.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd. (Registrant)
Date: August 7, 2007	/s/ Terry A. Klebe
Terry A. Klebe
Senior Vice President and Chief Financial Officer

Date: August 7, 2007	/s/ Jeffrey B. Levos
Jeffrey B. Levos
Vice President, Finance and Chief Accounting Officer

Exhibit Index

Exhibit No.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 2006 and the Six Months Ended June 30, 2007 and 2006.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.