Form 10-Q
period 2007-09-30
COOPER INDUSTRIES LTD
filed 2007-10-29
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐     No ☑
Number of registrant’s common stock outstanding as of September 30, 2007 was 180,071,398 Class A common shares that are held by the public and 27,195,002 Class A common shares and 109,620,258 Class B common shares that are held by the issuer’s wholly owned subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in millions, where applicable)

Revenues	$1,501.3	$1,314.6	$4,359.0	$3,843.3
Cost of sales	1,008.1	887.2	2,937.6	2,604.3
Selling and administrative expenses	276.7	240.8	801.2	722.6

Operating earnings	216.5	186.6	620.2	516.4
Income from Belden agreement	23.5	—	26.8	—
Interest expense, net	12.3	14.0	38.1	38.5

Income from continuing operations before income taxes	227.7	172.6	608.9	477.9
Income taxes	55.8	44.4	95.9	122.2

Income from continuing operations	171.9	128.2	513.0	355.7
Charge related to discontinued operations, net of income taxes	—	—	—	20.3

Net income	$171.9	$128.2	$513.0	$335.4

Income per common share:
Basic:
Income from continuing operations	$.94	$.70	$2.80	$1.93
Charge from discontinued operations	—	—	—	.11

Net income	$.94	$.70	$2.80	$1.82

Diluted:
Income from continuing operations	$.93	$.69	$2.75	$1.89
Charge from discontinued operations	—	—	—	.11

Net income	$.93	$.69	$2.75	$1.78

Cash dividends per common share	$.21	$.185	$.63	$.555

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(in millions)
ASSETS
Cash and cash equivalents	$307.4	$423.5
Receivables	1,117.3	896.0
Inventories	665.9	607.6
Deferred income taxes and other current assets	262.3	266.6

Total current assets	2,352.9	2,193.7

Property, plant and equipment, less accumulated depreciation	701.8	665.4
Goodwill	2,463.4	2,336.9
Other noncurrent assets	250.1	178.8

Total assets	$5,768.2	$5,374.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$15.3	$5.0
Accounts payable	544.8	471.7
Accrued liabilities	545.7	522.3
Current discontinued operations liability	191.0	199.6
Current maturities of long-term debt	100.0	300.7

Total current liabilities	1,396.8	1,499.3

Long-term debt	910.0	702.8
Postretirement benefits other than pensions	80.8	83.2
Long-term discontinued operations liability	330.0	330.0
Other long-term liabilities	336.1	284.2

Total liabilities	3,053.7	2,899.5

Common stock, $.01 par value	1.8	0.9
Capital in excess of par value	119.1	278.4
Retained earnings	2,694.0	2,324.4
Accumulated other nonowner changes in equity	(100.4)	(128.4)

Total shareholders’ equity	2,714.5	2,475.3

Total liabilities and shareholders’ equity	$5,768.2	$5,374.8

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(in millions)
Cash flows from operating activities:
Net income	$513.0	$335.4
Plus: charge related to discontinued operations	—	20.3

Income from continuing operations	513.0	355.7

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	87.7	85.0
Deferred income taxes	5.5	12.6
Excess tax benefits from stock options and awards	(19.6)	(21.4)
Changes in assets and liabilities: (1)
Receivables	(161.9)	(87.8)
Inventories	(11.2)	(81.5)
Accounts payable and accrued liabilities	36.5	(0.9)
Other assets and liabilities, net	13.3	113.0

Net cash provided by operating activities	463.3	374.7

Cash flows from investing activities:
Capital expenditures	(91.0)	(58.1)
Cash paid for acquired businesses	(194.5)	(279.4)
Proceeds from sales of property, plant and equipment and other	0.8	18.4

Net cash used in investing activities	(284.7)	(319.1)

Cash flows from financing activities:
Proceeds from issuances of debt	306.7	—
Debt issue costs	(2.7)	—
Proceeds from debt derivatives	10.0	—
Repayments of debt	(303.0)	(13.3)
Dividends	(116.2)	(103.0)
Purchase of common shares	(274.8)	(261.7)
Excess tax benefits from stock options and awards	19.6	21.4
Activity under employee stock plans and other	54.7	81.1

Net cash used in financing activities	(305.7)	(275.5)
Effect of exchange rate changes on cash and cash equivalents	11.0	11.0

Decrease in cash and cash equivalents	(116.1)	(208.9)
Cash and cash equivalents, beginning of period	423.5	452.8

Cash and cash equivalents, end of period	$307.4	$243.9

(1)	Net of the effects of acquisitions and translation.
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
     Impact of New Accounting Standards — In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48¸ Accounting for Uncertainty in Income Taxes (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. For Cooper, the Interpretation was effective January 1, 2007. See Note 9 of the Notes to the Consolidated Financial Statements.
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
Note 2. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 34 million. As of September 30, 2007, 3,290,792 shares remain available for future grants under the Plan all of which are available for grants of stock options, performance-based shares and restricted stock units. Total compensation expense for all share-based compensation arrangements under the Plan was

$29.5 million and $22.8 million for the nine months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $10.3 million and $8.1 million for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, Cooper granted 1,734,700 stock option awards, 556,000 performance-based shares and 277,400 restricted stock units.
Note 3. Acquisitions and Divestitures
     Cooper executed seven acquisitions during the nine months ended September 30, 2007. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations.
     In January 2007, Cooper acquired WPI Interconnect Products (“WPI”) and Cybectec, Inc. (“Cybectec”). WPI provides highly customized specification-grade connector technologies for use in harsh, heavy-duty and hazardous locations in military, industrial and commercial applications. Cybectec provides products and software systems that meet utilities’ most demanding real-time and reliability requirements in a number of areas, including electrical power substation automation, integration, communication and instrumentation. In March 2007, Cooper acquired Polaron plc, which provides intelligent lighting control solutions for use in office, hospitality, educational and urban outdoors settings that allow customers to realize energy savings, creative ambiance, or enhanced productivity, safety and security. In May 2007, Cooper acquired MadahCom, Inc., a manufacturer of secure wireless emergency control and mass notification systems. In August 2007, Cooper acquired io Lighting (“IO”) and Powerline Communications, Inc. (“PCI”). IO is a dedicated light-emitting diode lighting fixture company and PCI manufactures digital lighting control panels. In September 2007, Cooper entered into a joint venture with Nature Science and Technology Company, a medium voltage indoor switchgear manufacturer based in China. Cooper controls 60% of the joint venture.
     Total cash consideration was $194.5 million for the seven acquisitions, net of cash acquired, including acquisition costs. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $104.3 million.
     Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its understanding of the fair value of the assets and liabilities acquired. The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the acquisition date for the acquisitions completed during the nine months ended September 30, 2007:

Total
(in millions)
Accounts receivable	$37.6
Inventory	33.6
Property, plant and equipment	20.9
Goodwill	104.3
Other intangible assets	75.0
Accounts payable	(41.9)
Other assets and liabilities, net	(35.0)

Net cash consideration	$194.5

     Cooper continues to evaluate the fair value of the assets and liabilities acquired during the nine months ended September 30, 2007 and will adjust the allocations as additional information relative to the businesses becomes available for up to one year from the acquisition date.
     In August 2006, Cooper completed the acquisition of all of the outstanding stock of Cannon Technologies, Inc. for $190.4 million, net of cash acquired, including acquisition costs. Cannon is a provider of automation technologies for monitoring and metering, and energy management by electrical utilities. The

Cannon acquisition resulted in the recognition of goodwill of $150.1 million, primarily related to the future earnings and cash flow potential resulting from Cannon’s rapidly expanding customer base. Purchased research and development costs acquired and written off of $4.2 million pre-tax were included in cost of sales.
     In the first nine months of 2006, Cooper acquired three additional companies for total consideration of $89.0 million, net of cash acquired, including acquisition costs. In general, the acquired businesses were manufacturers and assemblers of electrical products, in markets such as aerospace, subsea, military, industrial and fire and safety. These companies were all complementary to existing businesses owned by Cooper and resulted in aggregate goodwill of $41.6 million.
     In July 2006, Cooper divested one small business within the Electrical Products segment for aggregate proceeds of $11.5 million. A pre-tax gain of $4.7 million was recognized on the divestiture.
     The results of operations are included in Cooper’s consolidated financial statements since the date of acquisition. Pro-forma net income and earnings per share for the nine months ended September 30, 2007 and 2006, assuming the acquisitions had been made at the beginning of the year, would not have been materially different from reported results.
Note 4. Inventories

	September 30,	December 31,
	2007	2006
	(in millions)
Raw materials	$230.8	$204.2
Work-in-process	186.4	160.7
Finished goods	402.2	366.3
Perishable tooling and supplies	15.0	14.6

	834.4	745.8
Allowance for excess and obsolete inventory	(76.1)	(65.6)
Excess of current standard costs over LIFO costs	(92.4)	(72.6)

Net inventories	$665.9	$607.6

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
     At September 30, 2007, 180,071,398 Class A common shares, $.01 par value were issued and outstanding (excluding the 27,195,002 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 182,282,042 Class A common shares, $.01 par value (excluding the 25,876,802 Class A common shares held by wholly-owned subsidiaries) at December 31, 2006. During the nine months ended September 30, 2007, Cooper issued 3,334,369 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the nine months ended September 30, 2007, Cooper and its wholly-owned subsidiaries purchased 5,545,013 Class A common shares for $274.8 million under Cooper’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     A wholly-owned subsidiary also owns all the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share. During the first nine months of 2007, Cooper’s wholly-owned subsidiaries received the regular quarterly dividend of $.21 per share (or an aggregate of $86.0 million) on all Class A and Class B common shares held.
     The Board of Directors adopted a Shareholder Rights Plan that authorized the issuance of one right for each common share outstanding on May 22, 2002. Each Right entitled the holder to buy one one-hundredth of a share of Series A Participating preferred Stock at a purchase price of $225 per one one-hundredth of a share or, in certain circumstances common shares having a value of twice the purchase price. Each Right became exercisable only in certain circumstances constituting a potential change of control on a basis considered inadequate by the Board of Directors. The Rights were scheduled to expire August 5, 2007.
     On August 3, 2007, Cooper entered into an Amended and Restated Rights Agreement (“the Amended Rights Plan”). The Amended Rights Plan extends the final expiration of the Shareholder Rights Plan to August 1, 2017. In addition, the Amended Rights Plan increases the exercise price of each full Right from $225 to $600 (equivalent to $300 for each one-half of a Right, which is the fraction of a Right that is currently associated with each Class A common share following the two-for-one stock split effective March 2007); eliminates a ten-day window to redeem the Rights after a person has become an “Acquiring Person” (as defined in the Amended Rights Plan); adds a provision that allows the Board of Directors to exchange the outstanding and exercisable Rights for additional common shares (or, in certain situations, a number of Series A Participating Preferred Shares) at the rate of one common share per Right, at anytime after a person becomes an “Acquiring Person,” and adds a provision clarifying that Cooper is allowed to lower the acquiror ownership threshold at which dilution is triggered to no less than 10% at anytime prior to the time any person becomes an “Acquiring Person.”
     On February 14, 2007, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.10 per share to $.84.
Note 7. Segment Information

	Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in millions)

Electrical Products	$1,301.9	$1,127.4	$3,784.8	$3,291.5
Tools	199.4	187.2	574.2	551.8

Total revenues	$1,501.3	$1,314.6	$4,359.0	$3,843.3

	Operating Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in millions)
Electrical Products	$224.2	$186.4	$631.6	$524.0
Tools	22.0	24.3	65.4	61.2

Segment operating earnings	246.2	210.7	697.0	585.2
General Corporate expenses	29.7	24.1	76.8	68.8

Total operating earnings	216.5	186.6	620.2	516.4
Income from Belden agreement	23.5	—	26.8	—
Interest expense, net	12.3	14.0	38.1	38.5

Income from continuing operations before income taxes	$227.7	$172.6	$608.9	$477.9

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

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in millions)
Components of net periodic benefit cost:
Service cost	$1.0	$4.1	$3.0	$12.5
Interest cost	10.2	10.4	30.6	31.1
Expected return on plan assets	(12.8)	(12.2)	(38.4)	(36.9)
Amortization of prior service cost	(0.5)	0.1	(1.5)	0.4
Recognized actuarial loss	2.7	2.9	8.0	10.1
Curtailment loss	—	—	—	4.2

Net periodic benefit cost	$0.6	$5.3	$1.7	$21.4

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in millions)
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$0.1
Interest cost	1.3	1.4	3.9	4.1
Amortization of prior service cost	(0.5)	(0.5)	(1.5)	(1.5)
Recognized actuarial gain	(0.6)	(0.7)	(1.8)	(2.1)
Curtailment gain	—	—	—	(3.2)

Net periodic benefit (income) cost	$0.2	$0.2	$0.6	$(2.6)

Note 9. Income Taxes
     The effective tax rate was 15.7% for the nine months ended September 30, 2007 and 25.6% for the nine months ended September 30, 2006.
     As discussed below, the 2007 second quarter includes a $63.5 million reduction of income taxes expense. Excluding the second quarter reduction and income from the Belden agreement for the nine months ended September 30, 2007, Cooper’s effective tax rate for the nine months ended September 30, 2007 was 27.4%. The increase is primarily related to increased taxable earnings in 2007 without a corresponding increase in projected tax benefits.
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
     The Internal Revenue Service has begun an examination of Cooper’s 2005 and 2006 Federal income tax returns and Cooper is under examination by various United States State and Local taxing authorities as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2005, and with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 1999. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.
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

(in millions)
Balance at January 1, 2007	$122.8
Additions for tax positions of the current year	5.1
Additions for tax positions of prior years	3.3
Reduction in tax positions for statute expirations	(1.6)
Reduction in tax for audit settlements	(55.7)

Balance at September 30, 2007	$73.9

     The $73.9 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.
     Cooper recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes expense. During the nine months ended September 30, 2007 and 2006, Cooper recognized $3.3 million and $3.5 million in interest and penalties, respectively. Cooper had $13.8 million and $15.5 million in interest and penalties accrued at September 30, 2007 and 2006, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in millions)
Basic:
Income from continuing operations	$171.9	$128.2	$513.0	$355.7
Charge from discontinued operations	—	—	—	20.3

Net income applicable to common stock	$171.9	$128.2	$513.0	$335.4

Weighted average common shares outstanding	182.4	182.8	183.0	184.0

Diluted:
Income from continuing operations	$171.9	$128.2	$513.0	$355.7
Charge from discontinued operations	—	—	—	20.3

Net income applicable to common stock	$171.9	$128.2	$513.0	$335.4

Weighted average common shares outstanding	182.4	182.8	183.0	184.0
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	3.1	3.8	3.3	4.0

Weighted average common shares and common share equivalents	185.5	186.6	186.3	188.0

Options and employee awards are not considered in the calculations if the effect would be antidilutive.
Note 11. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in millions)
Net income	$171.9	$128.2	$513.0	$335.4
Foreign currency translation gains	2.0	15.8	13.8	34.8
Change in fair value of derivatives	3.4	3.9	12.3	3.1

Net income and other nonowner changes in equity	$177.3	$147.9	$539.1	$373.3

Note 12. Charge Related to Discontinued Operations
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2007, a total of 143,118 Abex Claims were filed, of which 111,589 claims have been resolved leaving 31,529 Abex Claims pending at September 30, 2007, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2007, 397 claims were filed and 505 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,181 before insurance. A total of $124.0 million was spent on defense costs for the period August 28, 1998 through September 30, 2007. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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

     The fourth quarter 2005 charge to discontinued operations included payments to a 524(g) trust over 25 years that were undiscounted, and the insurance recoveries only included recoveries where insurance in place agreements, settlements or policy recoveries were probable. If the negotiations with the Representatives in early 2004 had resulted in an agreement, Cooper would have paid all the consideration when Federal-Mogul emerged from bankruptcy and the 524(g) trust was formed and would have relinquished all rights to insurance. The lack of discounting and the limited recognition of insurance recoveries in the fourth quarter 2005 charge to discontinued operations were a significant component of the increase in the accrual for discontinued operations. While it is not possible to quantify, the accrual for discontinued operations also includes a premium for resolving the inherent uncertainty associated with resolving Abex Claims though the tort system. If Cooper is unable to reach a settlement to participate in the Federal-Mogul 524(g) trust, the accrual for discontinued operations potentially may have to be adjusted to the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the liability in the tort system and Cooper has not completed the analysis and determined the liability that would be recorded under this scenario.
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
     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period would expire on April 6, 2007. At a hearing on April 13, Federal-Mogul announced that the Abex settlement had received a favorable vote of approximately 94%, well in excess of the required vote. In addition, any objections to the Fourth Amended Plan were filed with the Court by April 24, 2007 and hearings on confirmation of the Plan were held the week of July 9th. The Court also held hearings on October 1 and 2, 2007 for final briefs and hearings. At the conclusion of these hearings, the Court neither approved or rejected the revised proposed settlement agreement. If the Plan is confirmed, Federal-Mogul could emerge from bankruptcy by year-end 2007.
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $521.0 million at September 30, 2007 and $529.6 million at December 31, 2006.
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

Consolidating Income Statements
Three Months Ended September 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$956.5	$622.0	$(77.2)	$1,501.3
Cost of sales	—	—	1.0	664.2	420.1	(77.2)	1,008.1
Selling and administrative expenses	1.8	8.9	17.1	140.2	108.7	—	276.7
Income from Belden agreement	—	—	—	—	23.5	—	23.5
Interest expense, net	(0.3)	5.6	8.1	—	(1.1)	—	12.3
Equity in earnings of subsidiaries, net of tax	211.0	10.0	112.8	26.3	116.7	(476.8)	—
Intercompany income (expense)	(8.8)	(9.2)	15.7	(39.6)	70.6	(28.7)	—

Income (loss) from continuing operations before income taxes	200.7	(13.7)	102.3	138.8	305.1	(505.5)	227.7
Income tax expense (benefit)	—	(9.4)	(14.6)	42.4	37.4	—	55.8

Net income (loss)	$200.7	$(4.3)	$116.9	$96.4	$267.7	$(505.5)	$171.9

Three Months Ended September 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$860.9	$508.3	$(54.6)	$1,314.6
Cost of sales	—	(0.2)	0.5	598.5	343.0	(54.6)	887.2
Selling and administrative expenses	2.0	4.9	16.8	126.0	91.1	—	240.8
Interest expense, net	(0.2)	11.7	3.6	—	(1.1)	—	14.0
Equity in earnings of subsidiaries, net of tax	159.9	(136.8)	98.4	22.3	96.2	(240.0)	—
Intercompany income (expense)	(4.9)	145.0	3.0	(105.5)	(12.7)	(24.9)	—

Income (loss) from continuing operations before income taxes	153.2	(8.2)	80.5	53.2	158.8	(264.9)	172.6
Income tax expense (benefit)	—	(7.7)	(15.9)	11.7	56.3	—	44.4

Net income (loss)	$153.2	$(0.5)	$96.4	$41.5	$102.5	$(264.9)	$128.2

Consolidating Income Statements
Nine Months Ended September 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$2,818.1	$1,741.2	$(200.3)	$4,359.0
Cost of sales	—	0.1	1.8	1,967.8	1,168.2	(200.3)	2,937.6
Selling and administrative expenses	7.2	16.6	51.6	410.7	315.1	—	801.2
Income from Belden agreement	—	—	—	—	26.8	—	26.8
Interest expense, net	(1.3)	28.0	15.5	—	(4.1)	—	38.1
Equity in earnings of subsidiaries, net of tax	628.6	31.0	319.5	71.4	396.6	(1,447.1)	—
Intercompany income (expense)	(23.7)	(18.0)	44.1	(123.4)	207.0	(86.0)	—

Income (loss) from continuing operations before income taxes	599.0	(31.7)	294.7	387.6	892.4	(1,533.1)	608.9
Income tax expense (benefit)	—	(24.2)	(102.0)	119.2	102.9	—	95.9

Income (loss) from continuing operations	599.0	(7.5)	396.7	268.4	789.5	(1,533.1)	513.0
Charge related to discontinued operations, net of income taxes	—	—	—	—	—	—	—

Net income (loss)	$599.0	$(7.5)	$396.7	$268.4	$789.5	$(1,533.1)	$513.0

Nine Months Ended September 30, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$2,529.1	$1,486.5	$(172.3)	$3,843.3
Cost of sales	—	(0.6)	0.5	1,767.3	1,009.4	(172.3)	2,604.3
Selling and administrative expenses	7.5	12.6	48.4	385.8	268.3	—	722.6
Interest expense, net	(0.5)	33.5	8.9	—	(3.4)	—	38.5
Equity in earnings of subsidiaries, net of tax	428.2	(118.3)	247.7	69.5	246.6	(873.7)	—
Intercompany income (expense)	(12.2)	138.0	10.8	(318.3)	255.2	(73.5)	—

Income (loss) from continuing operations before income taxes	409.0	(25.8)	200.7	127.2	714.0	(947.2)	477.9
Income tax expense (benefit)	—	(21.5)	(46.0)	23.6	166.1	—	122.2

Income (loss) from continuing operations	409.0	(4.3)	246.7	103.6	547.9	(947.2)	355.7
Charge related to discontinued operations, net of income taxes	—	20.3	—	—	—	—	20.3

Net income (loss)	$409.0	$(24.6)	$246.7	$103.6	$547.9	$(947.2)	$335.4

Consolidating Balance Sheets
September 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Cash and cash equivalents	$27.2	$—	$73.4	$(1.2)	$208.0	$—	$307.4
Receivables	0.1	—	0.1	586.5	530.6	—	1,117.3
Inventories	—	—	—	360.1	305.8	—	665.9
Deferred income taxes and other current assets	(0.1)	122.4	41.7	52.5	45.8	—	262.3

Total current assets	27.2	122.4	115.2	997.9	1,090.2	—	2,352.9

Property, plant and equipment, less accumulated depreciation	—	—	67.9	324.0	309.9	—	701.8
Goodwill	—	—	—	1,251.4	1,212.0	—	2,463.4
Investment in subsidiaries	4,993.1	604.6	4,511.1	1,275.5	2,345.1	(13,729.4)	—
Investment in parent	—	—	2,872.2	—	312.7	(3,184.9)	—
Intercompany accounts receivable	—	798.9	—	1,160.6	766.9	(2,726.4)	—
Intercompany notes receivable	50.0	25.8	1,077.3	0.8	4,362.8	(5,516.7)	—
Other noncurrent assets	—	13.7	10.7	52.2	173.5	—	250.1

Total assets	$5,070.3	$1,565.4	$8,654.4	$5,062.4	$10,573.1	$(25,157.4)	$5,768.2

Short-term debt	$—	$—	$—	$—	$15.3	$—	$15.3
Accounts payable	38.1	7.4	16.4	227.5	255.4	—	544.8
Accrued liabilities	6.0	41.9	75.5	240.5	181.8	—	545.7
Current discontinued operations liability	—	191.0	—	—	—	—	191.0
Current maturities of long-term debt	—	100.0	—	—	—	—	100.0

Total current liabilities	44.1	340.3	91.9	468.0	452.5	—	1,396.8

Long-term debt	—	277.2	624.1	8.0	0.7	—	910.0
Intercompany accounts payable	16.4	—	2,708.5	—	—	(2,724.9)	—
Intercompany notes payable	758.6	685.0	1,916.3	1,741.8	415.0	(5,516.7)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(92.6)	169.4	183.3	156.8	—	416.9

Total liabilities	819.1	1,539.9	5,510.2	2,401.1	1,025.0	(8,241.6)	3,053.7

Class A common stock	2.1	—	—	—	—	(0.3)	1.8
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary common stock	—	—	—	—	501.1	(501.1)	—
Capital in excess of par value	3,293.0	—	670.2	1,445.4	5,848.2	(11,137.7)	119.1
Retained earnings	923.2	117.2	2,586.4	1,189.1	3,250.1	(5,372.0)	2,694.0
Accumulated other non-owner changes in equity	31.8	(91.7)	(112.4)	26.8	(51.3)	96.4	(100.4)

Total shareholders’ equity	4,251.2	25.5	3,144.2	2,661.3	9,548.1	(16,915.8)	2,714.5

Total liabilities and shareholders’ equity	$5,070.3	$1,565.4	$8,654.4	$5,062.4	$10,573.1	$(25,157.4)	$5,768.2

Consolidating Balance Sheets
December 31, 2006
(in millions)

		Cooper	Cooper		Other	Consolidating
	Cooper	Industries, LLC	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total

Cash and cash equivalents	$11.5	$—	$204.9	$(2.8)	$209.9	$—	$423.5
Receivables	0.2	—	0.4	469.3	426.1	—	896.0
Inventories	—	—	—	348.6	259.0	—	607.6
Deferred income taxes and other current assets	1.1	141.4	51.9	25.6	46.6	—	266.6

Total current assets	12.8	141.4	257.2	840.7	941.6	—	2,193.7

Property, plant and equipment, less accumulated depreciation	—	—	49.8	320.0	295.6	—	665.4
Goodwill	—	—	—	1,025.0	1,311.9	—	2,336.9
Investment in subsidiaries	3,554.6	570.0	4,081.8	1,219.2	1,346.2	(10,771.8)	—
Investment in parent	—	—	2,811.2	—	312.8	(3,124.0)	—
Intercompany accounts receivable	686.3	806.5	—	1,289.0	598.6	(3,380.4)	—
Intercompany notes receivable	91.8	24.9	758.5	0.7	4,067.3	(4,943.2)	—
Other noncurrent assets	—	20.0	2.0	23.0	133.8	—	178.8

Total assets	$4,345.5	$1,562.8	$7,960.5	$4,717.6	$9,007.8	$(22,219.4)	$5,374.8

Short-term debt	$—	$—	$—	$—	$5.0	$—	$5.0
Accounts payable	32.1	17.2	4.5	225.9	192.0	—	471.7
Accrued liabilities	5.2	43.4	84.5	230.0	159.2	—	522.3
Current discontinued operations liability	—	199.6	—	—	—	—	199.6
Current maturities of long-term debt	—	300.0	—	—	0.7	—	300.7

Total current liabilities	37.3	560.2	89.0	455.9	356.9	—	1,499.3

Long-term debt	—	370.5	323.9	8.0	0.4	—	702.8
Intercompany accounts payable	—	—	3,380.4	—	—	(3,380.4)	—
Intercompany notes payable	552.3	329.9	1,901.4	1,707.3	452.3	(4,943.2)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(57.7)	119.2	172.9	133.0	—	367.4

Total liabilities	589.6	1,532.9	5,813.9	2,344.1	942.6	(8,323.6)	2,899.5

Class A common stock	1.0	—	—	—	—	(0.1)	0.9
Class B common stock	0.5	—	—	—	—	(0.5)	—
Subsidiary common stock	—	—	—	—	500.3	(500.3)	—
Capital in excess of par value	3,392.0	—	56.2	1,431.5	5,174.7	(9,776.0)	278.4
Retained earnings	358.4	128.3	2,230.1	943.3	2,485.6	(3,821.3)	2,324.4
Accumulated other non-owner changes in equity	4.0	(98.4)	(139.7)	(1.3)	(95.4)	202.4	(128.4)

Total shareholders’ equity	3,755.9	29.9	2,146.6	2,373.5	8,065.2	(13,895.8)	2,475.3

Total liabilities and shareholders’ equity	$4,345.5	$1,562.8	$7,960.5	$4,717.6	$9,007.8	$(22,219.4)	$5,374.8

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2007
(in millions)

		Cooper	Cooper		Other	Consolidating
	Cooper	Industries, LLC	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$(19.7)	$(61.8)	$83.5	$135.1	$326.2	$—	$463.3

Cash flows from investing activities:
Capital expenditures	—	—	(26.5)	(39.4)	(25.1)	—	(91.0)
Cash paid for acquired businesses	—	—	—	(75.0)	(119.5)	—	(194.5)
Investment in affiliates	—	—	(45.8)	(17.1)	—	62.9	—
Loans to affiliates	(110.1)	—	(355.1)	—	(859.3)	1,324.5	—
Repayments of loans from affiliates	151.8	—	—	—	603.5	(755.3)	—
Dividends from affiliates	—	—	79.3	33.8	6.7	(119.8)	—
Proceeds from sale of property, plant and equipment and other	—	—	—	0.4	0.4	—	0.8

Net cash provided by (used in) investing activities	41.7	—	(348.1)	(97.3)	(393.3)	512.3	(284.7)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	300.0	—	6.7	—	306.7
Debt issue costs	—	—	(2.7)	—	—	—	(2.7)
Proceeds from debt derivatives	—	—	10.0	—	—	—	10.0
Repayments of debt	—	(300.0)	—	—	(3.0)	—	(303.0)
Borrowings from affiliates	622.7	354.2	347.6	—	—	(1,324.5)	—
Repayments of loans to affiliates	(416.4)	—	(337.2)	—	(1.7)	755.3	—
Other intercompany financing activities	182.5	7.6	(177.0)	(36.2)	23.1	—	—
Dividends	(116.2)	—	—	—	—	—	(116.2)
Dividends paid to affiliates	(86.0)	—	—	—	(33.8)	119.8	—
Purchase of common shares	(192.9)	—	(81.9)	—	—	—	(274.8)
Excess tax benefits from stock options and awards	—	—	19.6	—	—	—	19.6
Issuance of stock	—	—	—	—	62.9	(62.9)	—
Employee stock plan activity and other	—	—	54.7	—	—	—	54.7

Net cash provided by (used in) financing activities	(6.3)	61.8	133.1	(36.2)	54.2	(512.3)	(305.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	11.0	—	11.0

Increase (decrease) in cash and cash equivalents	15.7	—	(131.5)	1.6	(1.9)	—	(116.1)
Cash and cash equivalents, beginning of period	11.5	—	204.9	(2.8)	209.9	—	423.5

Cash and cash equivalents, end of period	$27.2	$—	$73.4	$(1.2)	$208.0	$—	$307.4

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2006
(in millions)

		Cooper
		Industries,	Cooper		Other	Consolidating
	Cooper	LLC	US, Inc	Guarantors	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$(15.8)	$(20.8)	$45.7	$(23.4)	$389.0	$—	$374.7

Cash flows from investing activities:
Capital expenditures	—	—	(10.5)	(24.6)	(23.0)	—	(58.1)
Cash paid for acquired businesses	—	—	(42.4)	(230.8)	(6.2)	—	(279.4)
Investment in affiliates	(12.3)	—	(36.0)	—	—	48.3	—
Loans to affiliates	(102.0)	—	(36.9)	—	(384.4)	523.3	—
Repayments of loans from affiliates	64.0	—	—	—	101.2	(165.2)	—
Dividends from affiliates	5.0	—	68.6	—	5.9	(79.5)	—
Other	—	—	—	0.8	17.6	—	18.4

Net cash provided by	(45.3)	—	(57.2)	(254.6)	(288.9)	326.9	(319.1)
(used in) investing activities

Cash flows from financing activities:
Repayments of debt	—	(11.0)	—	—	(2.3)	—	(13.3)
Borrowings from affiliates	197.2	36.8	289.2	—	0.1	(523.3)	—
Repayments of loans to affiliates	(47.3)	—	(73.6)	(2.4)	(41.9)	165.2	—
Other intercompany financing activities	9.5	(5.0)	(112.9)	281.6	(173.2)	—	—
Dividends	(103.0)	—	—	—	—	—	(103.0)
Dividends paid to affiliates	(73.5)	—	—	—	(6.0)	79.5	—
Subsidiary purchase of parent shares	14.9	—	(276.6)	—	—	—	(261.7)
Issuance of stock	—	—	—	—	48.3	(48.3)	—
Excess tax benefits from stock options and awards	—	—	21.4	—	—	—	21.4
Employee stock plan activity and other	—	—	81.1	—	—	—	81.1

Net cash provided by (used in) financing activities	(2.2)	20.8	(71.4)	279.2	(175.0)	(326.9)	(275.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	11.0	—	11.0

Increase (decrease) in cash and cash equivalents	(63.3)	—	(82.9)	1.2	(63.9)	—	(208.9)
Cash and cash equivalents, beginning of period	64.1	—	144.4	(3.5)	247.8	—	452.8

Cash and cash equivalents, end of period	$0.8	$—	$61.5	$(2.3)	$183.9	$—	$243.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006
     Income from continuing operations for the third quarter of 2007 was $171.9 million on revenues of $1,501.3 million compared with 2006 third quarter income from continuing operations of $128.2 million on revenues of $1,314.6 million. Third quarter diluted earnings per share from continuing operations increased to $.93 in 2007 from $.69 in 2006. Third quarter 2007 diluted earnings per share from continuing operations included $23.5 million in income under an agreement with Belden and $6.4 million (pre-tax) of expenses related to certain legal matters. The net of these items increased third quarter 2007 diluted earnings per share from continuing operations by $.10.
Revenues:
     Revenues for the third quarter of 2007 increased 14% compared to the third quarter of 2006. The impact of acquisitions and currency translation increased reported revenues by approximately 5% for the quarter.
     Electrical Products segment revenues increased 15% compared to the third quarter of 2006. The impact of acquisitions increased revenues over 3% for the quarter and favorable currency translation increased reported revenues by less than 2% for the quarter. Increased revenues were driven by strength in the utility and industrial markets, continued strong international growth, and solid demand from U.S. nonresidential construction markets. These increases were partially offset by the soft U.S. residential markets.
     Tools segment revenues for the third quarter of 2007 increased 7% from the third quarter of 2006. Favorable currency translation increased revenues by approximately 3% for the quarter. Solid demand from the aerospace industry and shipments of assembly systems was partially offset by soft demand from motor vehicle end markets and U.S. residential markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.1% for the third quarter of 2007 compared to 67.5% for the comparable 2006 quarter. The decline in cost of sales percentage resulted from leverage of fixed costs on higher volume, and execution on productivity improvements initiatives.
     Electrical Products segment cost of sales, as a percentage of revenues, was 66.6% for the third quarter of 2007 compared to 67.5% for the third quarter 2006. Cost of sales as a percentage of revenues was down year over year due to benefits realized through productivity initiatives and production leverage on higher volume, partially offset by the impact of acquisitions. Tools segment cost of sales, as a percentage of revenues, was 70.1% for the third quarter of 2007 compared to 67.3% for the third quarter of 2006. The increase in the cost of sales percentage was associated with shipments of low-margin assembly systems and the sales mix of hand and power tools. The assembly system business is transitioning from complete assembly systems to fastening stations and smaller installations.
     Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2007 were 18.4% compared to 18.3% for the third quarter of 2006. The increase was primarily related to incremental legal costs recognized during the 2007 third quarter.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2007 were 16.2% compared to 16.0% for the third quarter of 2006. The increase was due to investment in strategic growth initiatives, as well as the impact of recent acquisitions, partially offset by productivity gains.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2007 were 18.9% compared to 19.7% for the third quarter of 2006. The decrease in selling and administrative expenses percentage was the result of productivity efforts, as well as leverage on higher sales volumes.
     Income of $23.5 million from the Belden agreement was recognized in the 2007 third quarter. In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized principally over fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increase in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax loss carryforward is utilized. Belden can carry any loss forward twenty years to offset future taxable income. Cooper estimates that between $30 and $40 million in future payments potentially remain under the Belden agreement. The timing and ultimate receipt of future payments are contingent upon the ultimate taxable income Belden reports each year.
     Interest expense, net for the third quarter of 2007 decreased $1.7 million from the 2006 third quarter, as a result of lower average interest rates on reduced borrowings. Average debt balances were $1.04 billion and $1.07 billion and average interest rates were 5.4% and 5.8% during the third quarter of 2007 and 2006, respectively.
Operating Earnings:
     Electrical Products segment third quarter 2007 operating earnings increased 20% to $224.2 million from $186.4 million for the same quarter of last year. The increase was a result of leverage on fixed costs from higher volumes, price realization offsetting production material cost inflation and the impact of productivity improvement initiatives.
     Tools segment third quarter 2007 operating earnings decreased 9% to $22.0 million compared to $24.3 million in the third quarter of 2006. The decrease primarily reflects shipments of low-margin assembly systems and the sales mix of power and hand tools.
     General Corporate expense increased $5.6 million to $29.7 million during the third quarter of 2007 compared to $24.1 million during the third quarter of 2006. This increase resulted from expenses related to certain legal matters.
Income Taxes:
     The effective tax rate was 24.5% for the third quarter of 2007 and 25.7% for the third quarter of 2006. The rate decrease is due to the 2007 third quarter income from the Belden agreement being taxed in a foreign jurisdiction at a significantly lower rate than the U.S. statutory rate. Excluding the effect of the Belden income, Cooper’s effective tax rate for the three months ended September 30, 2007 was 27.3%. This increase is primarily related to increased taxable earnings in 2007 without a corresponding increase in projected tax benefits.
Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006
     Income from continuing operations for the first nine months of 2007 was $513.0 million on revenues of $4,359.0 million compared with first nine months of 2006 income from continuing operations of $355.7 million on revenues of $3,843.3 million. First nine months diluted earnings per share from continuing operations increased to $2.75 in 2007 from $1.89 in 2006. First nine months of 2007 diluted earnings per share from continuing operations included $26.8 million of income from the Belden agreement and $8.8 million (pre-tax) of expenses related to certain legal matters or a net of $.10 increase per share, as well as $63.5 million or $.34 per share of income tax adjustments.
Revenues:
     Revenues for the first nine months of 2007 increased 13% compared to the first nine months of 2006. The impact of acquisitions and currency translation increased revenues by approximately 5%.
     Electrical Products segment revenues for the first nine months of 2007 increased 15% compared to the first nine months of 2006. The impact of acquisitions increased revenue by 4% and currency translation had a 1% favorable effect on revenues in the first nine months of the year. Sales growth was a result of strong demand from the utility and industrial markets, international expansion, and solid demand from U.S. nonresidential construction. The soft U.S. residential markets partially offset these increases.
     Tools segment revenues for the first nine months of 2007 increased 4% compared to the first nine months of 2006. Currency translation impact on revenues for the first nine months of 2007 was nearly 3%. Sales increases driven by solid demand from aerospace were partially offset by soft demand within the motor vehicle end markets and residential markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.4% for the first nine months of 2007 compared to 67.8% for the comparable 2006 period. The decrease in the cost of sales percentage was primarily a result of fixed cost leverage on higher volume and benefits from productivity improvements initiatives.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.2% for the first nine months of 2007 compared to 67.6% for the first nine months of 2006. The decrease in the cost of sales percentage was primarily the result of productivity initiatives and production leverage on higher volume, partially offset by the impact of acquisitions.
     Tools segment cost of sales, as a percentage of revenues, was 68.7% for the first nine months of 2007 compared to 69.0% for the same period of 2006. The decrease in cost of sales percentage reflects operating efficiency gains from productivity improvements.
     Selling and administrative expenses, as a percentage of revenues, for the first nine months of 2007 were 18.4% compared to 18.8% for the first nine months of 2006. The decrease is primarily due to leverage on higher sales volumes.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2007 were 16.1% compared to 16.5% for the first nine months of 2006. The decrease in selling and administrative expenses percentage is primarily due to sales volume leverage and productivity initiatives.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2007 and 2006 were 19.9%.
     Income from the Belden agreement was $26.8 million for the nine months ended September 30, 2007 compared to $0 for the same period in 2006. In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized over principally fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increase in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax loss carryforward is utilized. Belden can carry any loss forward twenty years to offset future taxable income. Cooper estimates that between $30 and $40 million in future payments potentially remain under the Belden agreement. The timing and ultimate receipt of future payments are contingent upon the ultimate taxable income Belden reports each year.
     Interest expense, net for the first nine months of 2007 decreased $0.4 million from the 2006 first nine months as a result of higher interest income recognized on invested cash balances. Average debt balances were $1.05 billion and $1.04 billion for the first nine months of 2007 and 2006, and the average interest rate was 5.7% for both periods.
Operating Earnings:
     Electrical Products segment first nine months 2007 operating earnings increased 21% to $631.6 million from $524.0 million for the same period of last year. The increase was primarily due to sales volume leverage and productivity initiatives.
     Tools segment first nine months of 2007 operating earnings increased 7% to $65.4 million compared to $61.2 million in the same period of 2006. The increase reflects sales volume growth and productivity gains.
     General Corporate expense increased $8.0 million to $76.8 million during the first nine months of 2007 compared to $68.8 million during the same period of 2006. This increase primarily resulted from incremental expenses associated with certain legal matters.
Income Taxes:
     The effective tax rate for the nine months ended September 30, 2007 was 15.7% and 25.6% for the nine months ended September 30, 2006. The rate decrease is primarily related to a 2007 second quarter $63.5 million reduction of income tax expense. Cooper finalized settlements with the Internal Revenue Service related to the 2000 through 2004 tax years in the 2007 second quarter. Previously unrecognized tax benefits of $55.7 million were therefore recognized in the quarter. Change in rates for the Texas margin tax representing $7.8 million of income tax reduction, and the income from the Belden agreement being taxed in a foreign jurisdiction at a rate significantly lower than U.S. statutory rates also contributed to the lower effective tax rate in 2007. Excluding the impact of these items, Cooper’s effective tax rate for the nine months ended September 30, 2007 was 27.4%. This increase is primarily related to increased taxable earnings in 2007 without a corresponding increase in projected tax benefits.
Charge Related to Discontinued Operations:
     In the second quarter of 2006, Cooper recorded an additional charge of $20.3 million, net of an $11.4 million income tax benefit (or $.11 per diluted share) related to potential asbestos obligations regarding the Automotive Products segment, which was sold in 1998. See Note 12 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $206 million during the first nine months of 2007. The increase included a $221 million increase in receivables and a $58 million increase in inventories, partially offset by a $73 million increase in accounts payable, which were all driven by increased sales volume and the impact of 2007 acquisitions. The increase in inventories was partially offset by an $11 million increase in the allowance for excess and obsolete inventories. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the first nine months of 2007 of 5.1 turns increased from 4.9 turns in the same period of 2006 and was primarily due to revenues growing at a higher rate than operating working capital. Cooper continues to execute productivity initiatives focused on improving its working capital position.
     Cash provided by operating activities was $463 million for the first nine months of 2007. This cash, plus $116 million of cash and cash equivalents, $314 million of proceeds from debt issuances and $55 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $91 million, acquisitions of $195 million, dividends of $116 million, debt repayments of $303 million and share purchases of $275 million.
     Cash provided by operating activities was $375 million during the first nine months of 2006. This cash, plus an additional $209 million of cash and cash equivalents and $81 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $58 million, acquisitions of $279 million, dividends of $103 million and share purchases of $262 million.
     In connection with acquisitions accounted for as purchases, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. Cash flows from operating activities are reduced by the amounts expended against the various accruals established in connection with each acquisition. Spending against these accruals was $6.3 million during the nine months ended September 30, 2006. All spending related to the accruals was completed as of December 31, 2006.
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
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 27.4% at September 30, 2007, 28.9% at December 31, 2006 and 30.1% at September 30, 2006.
     At September 30, 2007 and December 31, 2006, Cooper had cash and cash equivalents of $307.4 million and $423.5 million, respectively. At September 30, 2007 and December 31, 2006, Cooper had short-term debt of $15.3 million and $5.0 million, respectively, and no commercial paper outstanding.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash and committed credit facilities. At September 30, 2007, Cooper had a $500 million committed credit facility, which matures in November 2009. Short-term debt to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of September 30, 2007, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2006.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	September 30,
	2007	2006
	(in millions)
Electrical Products	$640.7	$593.4
Tools	79.4	75.5

	$720.1	$668.9

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
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. As of the date of this filing, Federal-Mogul had not rejected the 1998 Agreement, which includes the indemnification to Cooper. If Federal-Mogul rejects the 1998 Agreement, Cooper will be relieved of its future obligations under the 1998 Agreement, including specific indemnities relating to payment of taxes and certain obligations regarding insurance for its former Automotive Products businesses. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2007, a total of 143,118 Abex Claims were filed, of which 111,589 claims have been resolved leaving 31,529 Abex Claims pending at September 30, 2007, that are the responsibility of Federal-Mogul. During the three months ended September 30, 2007, 397 claims were filed and 505 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,181 before insurance. A total of $124.0 million was spent on defense costs for the period August 28, 1998 through September 30, 2007. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
     The fourth quarter 2005 charge to discontinued operations included payments to a 524(g) trust over 25 years that were undiscounted, and the insurance recoveries only included recoveries where insurance in place agreements, settlements or policy recoveries were probable. If the negotiations with the Representatives in early 2004 had resulted in an agreement, Cooper would have paid all the consideration when Federal-Mogul emerged from bankruptcy and the 524(g) trust was formed and would have relinquished all rights to insurance. The lack of discounting and the limited recognition of insurance recoveries in the fourth quarter 2005 charge to discontinued operations were a significant component of the increase in the accrual for discontinued operations. While it is not possible to quantify, the accrual for discontinued operations also includes a premium for resolving the inherent uncertainty associated with resolving Abex Claims though the tort system. If Cooper is unable to reach a settlement to participate in the Federal-Mogul 524(g) trust, the accrual for discontinued operations potentially may have to be adjusted to the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the liability in the tort system and Cooper has not completed the analysis and determined the liability that would be recorded under this scenario.
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
     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period would expire on April 6, 2007. At a hearing on April 13, Federal-Mogul announced that the Abex settlement had received a favorable vote of approximately 94%, well in excess of the required vote. In addition, any objections to the Fourth Amended Plan were filed with the Court by April 24, 2007 and hearings on confirmation of the Plan were held the week of July 9th. The Court also held hearings on October 1 and 2, 2007 for final briefs and hearings. At the conclusion of these hearings, the Court neither approved or rejected the revised proposed settlement agreement. If the Plan is confirmed, Federal-Mogul could emerge from bankruptcy by year-end 2007.
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $521.0 million at September 30, 2007 and $529.6 million at December 31, 2006.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended September 30, 2007:
Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
			Announced Plans or	the Plans or
	Total Number of	Average Price Paid	Programs	Programs
Period	Shares Purchased	per Share	(1)	(1)

As of 6/30/07				9,648,500
7/01/07 — 7/31/07	280,000	$56.59	280,000	9,368,500
8/01/07 — 8/31/07	3,170,713	$49.79	3,170,713	6,197,787
9/01/07 — 9/30/07	536,100	$50.36	536,100	5,661,687

Total	3,986,813	$50.34	3,986,813

(1)	On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper common stock. The record date for the stock split was February 28, 2007 and the distribution date was March 15, 2007. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of the stock split.

(2)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2007, Cooper’s current estimate is that 4.0 million shares will be issued under equity compensation plans, which is reflected in the above table.
Item 3. Defaults Upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 6. Exhibits
12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 2006 and the Nine Months Ended September 30, 2007 and 2006.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.
(Registrant)

Date: October 29, 2007	/s/ Terry A. Klebe
Terry A. Klebe
Senior Vice President and Chief Financial Officer

Date: October 29, 2007	/s/ Jeffrey B. Levos
Jeffrey B. Levos
Vice President, Finance and Chief Accounting Officer

Exhibit Index
Exhibit No.
12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2002 through 2006 and the Nine Months Ended September 30, 2007 and 2006.

23.	Consent of Bates White, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.