Form 10-K
period 2007-12-31
COOPER INDUSTRIES LTD
filed 2008-02-22
CIK 1141982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 1-31330
Cooper Industries, Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-0355628
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

600 Travis, Suite 5600, Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)
713/209-8400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Class A Common Shares, $0.01 par value Rights to Purchase Preferred Shares	The New York Stock Exchange The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was $10,467,067,398 based on the closing sale price as reported on the New York Stock Exchange.
     Number of registrant’s common shares outstanding as of January 31, 2008 — 176,258,140 publicly traded Class A common shares, 27,195,002 Class A common shares held by the issuer’s subsidiaries, and 109,620,258 Class B common shares held by the issuer’s subsidiaries.
DOCUMENTS INCORPORATED BY REFERENCE
Cooper Industries, Ltd. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on April 29, 2008 (Part II — Item 5, Part III — Items 10, 11, 12, 13 and 14)

PART I
ITEM 1. BUSINESS
GENERAL
     The term “Cooper” refers to the registrant, Cooper Industries, Ltd., which was incorporated under the laws of Bermuda on May 22, 2001, and became the successor-registrant to Cooper Industries, Inc. on May 22, 2002.
     Cooper operates in two business segments: Electrical Products and Tools. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 23 countries and currently employs approximately 31,500 people. Operations in the United States are conducted by wholly-owned subsidiaries of Cooper, organized by the two business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through Cooper’s two business segments. As a result of operations outside the United States, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with operations outside the United States compared with United States activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers and restrictions on the exchange and fluctuations of currency. Cooper generates the most non-U.S. revenues in Canada, Germany, France, Mexico and the United Kingdom. Cooper has operations in India, Malaysia and China and has several joint ventures with operations in China. Investments in emerging markets such as India, Malaysia and China are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit 21.0 contains a list of Cooper’s subsidiaries.
     Financial information with respect to Cooper’s industry segments and geographic areas is contained in Note 15 of the Notes to the Consolidated Financial Statements. A discussion of acquisitions and divestitures is included in Notes 3, 7 and 16 of the Notes to the Consolidated Financial Statements.
     With its two business segments, Cooper serves four major markets: the industrial, commercial, utility and residential markets. Cooper also serves the electronics and telecommunications markets. Markets for Cooper’s products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Cooper experiences substantial competition in both of its business segments. The number and size of competitors vary considerably depending on the product line. Cooper cannot specify with exactitude the number of competitors in each product category or their relative market position. However, most operating units experience significant competition from both larger and smaller companies with the key competitive factors being customer and end-user service, price, quality, brand name and availability. Cooper considers its reputation as a manufacturer of a broad line of quality products and premier brands to be an important factor in its businesses. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment, wiring devices, support systems, hazardous duty electrical equipment, lighting fixtures, emergency lighting, fuses, nonpower hand tools and industrial power tools.
     Cooper’s research and development activities are for purposes of improving existing products and services and originating new products. During 2007, approximately $105.7 million was spent for research and development activities as compared with approximately $83.5 million in 2006 and $71.5 million in 2005. Cooper obtains and holds patents on products and designs in the United States and many other countries where operations are conducted or products are sold. Although in the aggregate Cooper’s patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.
     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2008. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper, or currently under negotiation with state regulatory agencies, have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper’s accruals for environmental liabilities, see Note 7 of the Notes to the Consolidated Financial Statements.
     Approximately 60 percent of the United States hourly production work force of Cooper is employed in 44 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 40 percent of all hourly production employees exist with 17 bargaining units at 19 operations in the United States and with various unions at 32 operations in other countries. During 2007, new agreements were concluded covering hourly production employees at 3 operations in the United States. Cooper considers its employee relations to be excellent.
     Sales backlog at December 31, 2007 was approximately $722.6 million, all of which is for delivery during 2008, compared with backlog of approximately $677.6 million at December 31, 2006.
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
Electrical Products
     The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, support systems, enclosures, specialty connectors, wiring devices, plugs, receptacles, lighting fixtures and controls, hazardous duty electrical equipment, fuses, emergency lighting, fire detection and mass notification systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, energy automation solutions and other related power systems components.
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

Tools
     The Tools segment manufactures, markets and sells hand tools for industrial, construction, electronics and consumer markets; automated assembly systems for industrial markets; and electric and pneumatic industrial power tools, related electronics and software control and monitoring systems for general industry, primarily automotive and aerospace manufacturers.
     The principal raw material requirements include: flat and bar stock steel, brass, copper, fiberglass, aluminum, metal castings and forgings, wood, plastic pellets and plastic sheet. These materials are available from and supplied by numerous sources located in the United States and other countries.
     Demand for nonpowered hand tools, assembly systems and industrial power tools is driven by employment levels and industrial activity in major industrial countries and by consumer spending. In addition, demand for industrial power tools is influenced by automotive and aerospace production and general industrial production. The segment’s products are sold by a company sales force, independent distributors and retailers.

COOPER INDUSTRIES, LTD.
PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT
Electrical Products - Major Products and Brands
Access Cabinets, E2 Cabinets and Enviroshield electrical enclosures.
Arktite and eXLink plugs and receptacles.
Ametrix, Corelite and Neo-Ray indirect lighting products.
ARIES wireless communication for vacuum-interrupter, distribution switchgear.
Arrow Hart industrial plugs and connectors.
Aspire and Siena decorative wiring devices.
Aspire RF radio frequency controls, switches and receptacles.
AtLite commercial, exit and emergency lighting.
B-Line support systems, enclosures, fasteners.
Burton undersea connectors.
Bussmann and Buss electrical and electronic fuses.
Cam-Lok electrical connectors.
Cannon Technologies and Cybectec software and automation technologies.
Capri cable accessories and flexible conduits.
CEAG emergency lighting systems and explosion protected electrical materials.
Cent-R-Rail and Redi-Rail metal rack units and cable trays.
Champ and Hazard-Gard HID and fluorescent lighting.
Chico conduit sealing compound.
Clarity LED architectural lighting fixtures.
Coiltronics inductors and transformers.
Combined Technologies current-limiting fuses.
Condulet fittings and outlet bodies.
Cooper Fire, Fulleon and Nugelec fire detection systems.
Cooper Power Systems distribution transformers, power capacitors, voltage regulators, surge arresters and SCADA master stations.
Cooper Wiring Devices sockets, connectors and wall plates.
Crompton lighting fixtures.
Crouse-Hinds and CEAG electrical construction materials and Crouse-Hinds aviation lighting products.
CUBEFuse fuses, fuse holders and fuse boxes.
DLS electrical wiring and control systems.
Domex electrical construction materials.
Domex Bond Rojo coated conduit system (total protection against corrosion).
Domex Ground (ground systems).
Dura-Cooper and Dura-Green epoxy coatings.
Edisol fluid used in capacitors.
Edison and Edison Pro relays and fusegear.
Edison Series Metering residential and commercial meter bases.
Eletromec DIN style fuses.
ELLK 92 explosion protected fluorescent light fixture.
Emerald consumer recessed and track lighting.
EMSA power transformers.
EnviroVR voltage regulator filled with Envirotemp FR3.
Envirotemp dielectric fluids.
EX® power capacitors.
EX-Cell and NexT industrial enclosures.
Exactra panel boards.
Fail-Safe high abuse, clean room and vandal-resistant lighting fixtures.
F.A.S.T. underfloor cable tray system.
Flex Station panel boards.
Flextray wire mesh cable tray.
FR3 dielectric fluid.
Fusetron electric fuses and protectors.
G&H specialty connectors.
General Connectors military connectors.
Grate-Lock interlocking plank grating system.
GridAdvisor remote detection of system faults.
Grip Strut safety grating.
GS Metals wire management and support systems.
Halo recessed and track lighting fixtures.
Hart-Lock electrical receptacles, caps, connectors and accessories.
Hyundai explosion-proof electrical products.
INVUE outdoor architectural lighting.
io Lighting LED architectural lighting fixtures.
IriS lighting systems.
JSB, Luminox and Menvier emergency lighting and fire detection systems.
Karp, Edison, Mercury and B&S electrical fuses.
Kwik Wire cable support systems.
Kyle distribution switchgear.
Limitron electric fuses.
Low-Peak electric fuses.
Lumière specification grade landscape lighting.
MadahCom WAVES notification solutions.
Magnum terminal strips and disconnect blocks.
MagneX interrupting device.
McGraw-Edison and Lumark indoor and outdoor lighting.
McGraw-Edison transformer components, cable accessories and fuses.
MEDC signals and alarms.
Media Sync multi-media wiring systems
Metalux fluorescent lighting.
Mobile X-Ray specialty plugs and receptacles.
Mini-Line molded-to-cable miniature connectors.
MWS modular wiring systems.
Myers electrical hubs.
Nortem electrical construction materials.
NOVA reclosers, sectionalizers and switches.
Novitas occupancy sensors and switch packs.
Omnex radio remote control products and industrial wireless networking solutions.
Optima fuseholders.
PCI digital lighting controls.
Perf-O Grip plank metal grating.
Polaron intelligent lighting control solutions.
Portfolio architectural recessed lighting.
Posi-Break electrical connectors.
Posi-Lok electrical panel units.
Power-Lock wiring devices, receptacles, caps and covers.
PowerPlus panel boards.
PowerStor carbon aerogel supercapacitors.
Pretronica and Univel emergency lighting and power systems.
RCM+ cable management systems.
Regalsafe signaling and life saving apparatus.
Regent security lighting systems.
Roam Secure personal and regional alerting.
Roam Secure RSAN text-based alerting and mass notification systems.
Royer wiring devices, sockets and switches.
Ruff-in prefabricated mounting and support systems.
SAFEPATH voice evacuation systems and accessories.
Scantronic and Menvier security systems.
Selectcom® communications modules.
Shaper specification and commercial grade lighting fixtures.
Shock Sentry circuit protective devices.
SMP substation modernization platform.
SpecOne panel boards.
Spectra panel boards.
Stabex explosion protected torch.
Streetworks outdoor lighting.
Subgate® mini remote terminal units.
Sure-Lites exit and emergency lighting.
Sure Power DC electrical system management products.
SurgBloc electrical voltage receptacles and surge suppressors.
Traction Tread perforated panels.
TransX transient voltage protection devices.
TrueCycle® asset monitoring.
UltraSIL surge arresters.
VaporGard incandescent clear globe lighting fixtures.
VariGap and VariStar surge arresters.
Viking miniature circular connectors.
VSS visual substation.
WAVES mass notification systems and accessories.
Wheelock notification appliances, devices and signals.
Willsher & Quick electrical enclosures.
WPI connectors and cable assemblies.
Yukon® software platform.
Tools — Major Products and Brands
Airetool, Automated Systems, Cleco, DGD, Dotco,Gardner-Denver*, and Rotor Tool industrial power tools and assembly equipment.
Apex screwdriver bits, impact sockets and universal joints.
Belzer pliers, wrenches, sockets, and hex keys.
Brewer-Titchener blocks (chain line).
Campbell chain products.
Caulkmaster caulking dispenser.
Collins machetes, shovels and axes.
Crescent pliers and wrenches.
Diamond farrier tools and horseshoes.
Disston pliers.
Erem precision cutters and tweezers.
Kahnetics dispensing systems.
Lufkin measuring tapes.
Master Power industrial air tools.
Merrill plate clamps (chain line).
Metronix servos and drive controls.
Nicholson files, saws, pliers, wrenches, tapes, screwdrivers, sockets, and drill bits.
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
Principal Distribution Methods
          Products are sold through distributors for use in general construction and renovation, plant maintenance, process and energy applications, shopping centers, parking lots, sports facilities, and data processing and telecommunications systems; through distributors and direct to utilities and manufacturers for use in electronic equipment for consumer, industrial, government and military applications; through distributors and direct to retail home centers and hardware outlets; and direct to original equipment manufacturers of appliances, tools, machinery and electronic equipment.
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
Our Businesses Are Subject to Competitive Pressures.
          Our businesses operate in markets that are highly competitive, and we compete on the basis of price, quality, service, innovation and/or brand name across the industries and markets served. Some of our competitors for certain products have greater sales, assets and financial resources than we do. Competitive pressures could affect prices we charge our customers or demand for our products, which could adversely affect our operating results.
Demand for Our Products Is Sensitive to the Economic Conditions in the Markets We Serve.
          Demand for electrical products follows general economic conditions and is generally sensitive to activity in the commercial and residential construction and renovation markets, industrial production levels, electronic component production and spending by utilities for replacements, expansions and efficiency improvements. Demand for non-powered hand tools, assembly systems and industrial power tools is driven by employment levels, industrial activity and consumer spending. In addition, demand for industrial power tools is influenced by automotive and aerospace production. Reduced demand due to economic and market conditions could adversely affect our results of operations.
Development and Introduction of New Products and Solutions Affect our Ability to Grow Revenues and Improve Profitability.
          Development and introduction of new products that increase our customer’s productivity and efficiency, provide enhanced energy efficiency, introduce new technology solutions, enhance safety and conform to electrical standards in regions and local countries contribute significantly to our revenue growth and profitability. We continually invest in new products and solutions and are not dependent upon the success of any one product or solution. However, our overall success depends on continuous new products and solutions being introduced and accepted by our customers.
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
We Have Liability Exposure for Asbestos-Related Claims.
          We have owned businesses that produced and sold products that contained asbestos. We, therefore, have potential liability arising from individuals claiming illness from exposure to asbestos. Insurance policies satisfy portions of claim settlements and related legal costs. We have reached a proposed settlement agreement, subject to court approval, that provides for us to resolve asbestos claims arising from our former Abex Friction Products business by participating in a 524(g) trust that is part of Federal-Mogul Corporation’s bankruptcy plan of reorganization. If our participation in the 524(g) trust is not approved, we will adjust the estimates of our recorded liabilities and insurance recoveries related to the matter. Those adjustments may be significant.
We Could Incur a Material Amount of Taxes if There Are Unfavorable Changes in the Tax Laws or Their Interpretation.
          Changes in tax laws, tax treaties or tax regulations or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdiction could have a material adverse impact on our financial statements. On May 22, 2002, we reorganized Cooper and became a publicly traded Bermuda company. Among other benefits, the inversion reorganization improved our worldwide effective tax rate and increased our cash flow. Recently, and in prior years, there have been legislative efforts in the Senate to eliminate the tax benefit realized by certain inverted companies. Previous attempts to enact such legislation have failed to be adopted by both Houses of Congress. If enacted into law, such proposed legislation could have a material adverse impact on our financial statements.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          Not applicable.

ITEM 2. PROPERTIES
          On December 31, 2007, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 21.8 million square feet of space, of which approximately 79 percent was owned and 21 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment.

						Square Footage of
		Number and Nature of Facilities				Plants and Facilities
	Number of					(in millions)
Segment	Employees	Manufacturing	Warehouse	Sales	Other	Owned	Leased

Electrical Products	26,303	106	19	88	3	13.3	4.0

Tools	4,902	26	6	8	—	4.0	0.4

Other	299	—	—	—	2	—	0.1

Total	31,504	132	25	96	5	17.3	4.5

*	Multi-purpose facilities at a single location are listed in each applicable column.
Manufacturing Plant Locations

		Europe
	United	(Other	United		South				Republic
Segment	States	Than UK)	Kingdom	Mexico	America	Australia	Canada	China	of China	India	Korea	Malaysia

Electrical Products	50	11	18	10	2	1	5	5	1	1	1	1

Tools	13	7	—	2	2	1	1	—	—	—	—	—

Total	63	18	18	12	4	2	6	5	1	1	1	1

*	Some facilities are shared by Electrical Products and Tools operations.

ITEM 3. LEGAL PROCEEDINGS
Item 1. Legal Proceedings
          Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Cooper’s financial statements.
          In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2007, a total of 143,543 Abex Claims were filed, of which 114,084 claims have been resolved leaving 29,450 Abex Claims pending at December 31, 2007, that are the responsibility of Federal-Mogul. During the year ended December 31, 2007, 2,005 claims were filed and 3,855 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,159 before insurance. A total of $129.5 million was spent on defense costs for the period August 28, 1998 through December 31, 2007. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
          The U.S. Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization on November 8, 2007, and the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s order on November 14, 2007. As part of its ruling, the Bankruptcy Court approved the settlement between Cooper and Federal-Mogul, which requires payment of $138 million to Cooper in the event Cooper’s participation in the Federal-Mogul 524(g) trust is not approved for any reason. The Bankruptcy Court stated that it would consider approving Cooper’s participation in the Federal-Mogul 524(g) trust at a later time, and that its order confirming the plan of reorganization and approving the settlement between Cooper and Federal-Mogul does not preclude later approval of Cooper’s participation in the 524(g) trust. Accordingly, in an effort to continue working towards approval of Cooper’s participation in the trust and to address certain legal issues identified by the Court, Cooper, Pneumo Abex, Federal Mogul, and other plan supporters filed Modified Plan A Settlement Documents on December 13, 2007. The Modified Plan A Settlement Documents are the same in all material respects as the settlement documents filed with the Bankruptcy Court on July 7, 2006, except that the Modified Plan A Settlement Documents remove provisions relating to insurance, to which various insurers and others had objected, and require a final, non-appealable order before Cooper is obligated to contribute to the asbestos claims settlement trust. If the Bankruptcy Court approves the modified settlement and that settlement is implemented, Cooper, through Pneumo-Abex LLC, will continue to have access to Abex insurance policies, but the settlement no longer provides for payments of insurance proceeds to the trust. Briefing with respect to the Modified Plan A Settlement Documents was expected to be concluded by February 11, 2008, and the Bankruptcy Court has scheduled a hearing to address the modified settlement on February 25, 2008. There is no assurance, however, that the Court will render a decision on that date.
          From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $510.0 million at December 31, 2007 and $529.6 million at December 31, 2006.
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
          As of January 31, 2008 there were 20,773 record holders of Cooper Class A common shares and one holder of Cooper Class B common shares.
          The high and low quarterly sales prices for the past two years of Cooper Class A common shares as reported by Dow Jones & Company, Inc., are as follows:

			Quarter
		1	2	3	4
2007	High	$48.12	$58.20	$59.05	$57.25
	Low	40.00	45.03	47.00	47.07

2006	High	$43.93	$48.06	$47.02	$47.35
	Low	36.02	40.87	39.98	42.50
          Annual cash dividends declared on Cooper’s Class A and Class B common shares during 2005 and 2006 was $.74 a share ($.185 a quarter). On February 14, 2007, the Board of Directors declared an increase in the quarterly dividend to $.21 a share (or $.84 on an annualized basis). This represented a 14 percent increase over the prior dividend rate. On February 14, 2007, the Board of Directors also approved a 2-for-1 stock split to shareholders of record as of February 28, 2007. The increase in the dividend rate was effective for the dividend paid on April 2, 2007. Based on Cooper’s capital structure in 2007, all of the dividend distributions paid by it in 2007 are treated as a return of capital to its shareholders. For dividends payable in 2008, Cooper currently anticipates that based on its capital structure all or a substantial portion of its dividend distributions will be treated as a return of capital to its shareholders. For the dividends payable in 2005, 2006 and 2007, Cooper’s subsidiaries that held Class A and Class B shares received dividends on such shares. On February 12, 2008, the Board of Directors declared an increase in the quarterly dividend to $.25 per share (or $1.00 on an annualized basis). This represents a 19 percent increase over the prior dividend rate.
          The following table reflects activity related to equity securities purchased by Cooper during the three months ended December 31, 2007:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs(1)

As of 9/30/07				5,661,687
10/01/07 — 10/31/07	347,100	$53.01	347,100	5,314,587
11/01/07 — 11/30/07	540,000	$50.82	540,000	4,774,587
12/01/07 — 12/31/07	451,240	$51.57	451,240	4,323,347 (2)

Total	1,338,340	$51.64	1,338,340

(1)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to ten million additional shares of Cooper’s Class A common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans.

(2)	For 2008, Cooper’s current estimate is that 3 million shares will be issued under equity compensation plans, which is not reflected in the above table.

(3)	As of the date of this filing in 2008, Cooper had repurchased the 3 million shares intended to offset dilution from share issuances under equity compensation plans, as well as approximately 600,000 additional shares under the November 2, 2004 Cooper Board of Directors authorization discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2008. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions.

(4)	On February 12, 2008, Cooper announced that the Board of Directors authorized the purchase of ten million shares of common stock in addition to the remaining November 2, 2004 authorization, which is not reflected in the above table.
          Further information required by this Item is set forth under the caption “Equity Compensation Plan Information” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.
ITEM 6. SELECTED FINANCIAL DATA
          The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2007. The selected historical financial information shown below has been derived from Cooper’s audited consolidated financial statements. This information should be read in conjunction with Cooper’s consolidated financial statements and notes thereto.

	Years Ending December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)
INCOME STATEMENT DATA:
Revenues	$5,903.1	$5,184.6	$4,730.4	$4,462.9	$4,061.4

Income from continuing operations	$692.3	$484.3	$391.1	$339.8	$274.3
Charge from discontinued operations, net of taxes	—	20.3	227.2	—	126.0

Net income	$692.3	$464.0	$163.9	$339.8	$148.3

INCOME PER COMMON SHARE DATA:
Basic —
Income from continuing operations	$3.80	$2.64	$2.12	$1.84	$1.48
Charge from discontinued operations	—	.11	1.23	—	.68

Net income	$3.80	$2.53	$.89	$1.84	$.80

Diluted —
Income from continuing operations	$3.73	$2.58	$2.06	$1.79	$1.46
Charge from discontinued operations	—	.11	1.19	—	.67

Net income	$3.73	$2.47	$.87	$1.79	$.79

BALANCE SHEET DATA (at December 31):
Total assets	$6,133.5	$5,374.8	$5,215.1	$5,407.8	$4,965.3
Long-term debt, excluding current maturities	909.9	702.8	1,002.9	698.6	1,336.7
Shareholders’ equity	2,841.9	2,475.3	2,205.2	2,286.5	2,118.2
CASH DIVIDENDS PER COMMON SHARE	$.84	$.74	$.74	$.70	$.70
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
Forward Looking Statements
          This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect Cooper’s expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Cooper’s participation in the Federal-Mogul 524(g) trust, political developments, market and economic conditions, changes in raw material, transportation and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost-control and productivity improvement programs, the magnitude of any disruptions from manufacturing rationalizations and the implementation of the Enterprise Business System, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including currency exchange rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.
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
          Cooper recognizes revenues when products are shipped and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required. The accrual for sales returns and other allowances was $95.1 million and $73.4 million at December 31, 2007 and 2006, respectively.
          Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The allowance for excess and obsolete inventory was $77.9 million at December 31, 2007 and $65.6 million at December 31, 2006.
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

          Total net periodic pension benefits cost was $3.9 million in 2007, $31.0 million in 2006 and $18.9 million in 2005. During 2006, Cooper announced that effective January 1, 2007, future benefit accruals would cease under the Cooper U.S. Salaried Pension Plan. Cooper recognized a $4.2 million curtailment loss in 2006 as a result of this action. During 2006, Cooper also recognized a $4.1 million settlement loss primarily in connection with the retirement of senior executives. Total net periodic pension benefits cost as expected declined in 2007 primarily due to the elimination of service cost on the salaried pension plan and non-recurrence of the 2006 losses discussed above. Beginning in 2007, Cooper contributed cash equal to 3% of compensation to the Cooper Retirement Savings and Stock-Ownership Plan (“CO-SAV”). Cooper further increased the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match up to 6% of employee contributions. The net periodic pension benefit cost of $3.3 million for 2008 has been estimated assuming a discount rate of 6.00% and an expected return on plan assets of 8.25%. See Note 13 of the Notes to the Consolidated Financial Statements.
          The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense. Differences between assumptions and actual experience are deferred in accumulated other nonowner changes in equity as actuarial net gains and losses. Actuarial net gains and losses in excess of a minimum annual amount are amortized and recognized in net periodic postretirement benefit cost over the average remaining life expectancy of the participants. Net periodic postretirement benefit cost was $0.7 million in 2007. Cooper announced the elimination of postretirement life insurance for active employees effective January 1, 2007. As a result, Cooper recognized a $3.2 million curtailment gain in the second quarter of 2006. Excluding the curtailment gain, net periodic postretirement benefit cost decreased to $0.8 million in 2006, primarily as a result of plan amendments related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, compared to $3.6 million in 2005. Net periodic postretirement benefit cost is expected to be approximately $0.7 million in 2008, assuming a discount rate of 6.00%. See Note 13 of the Notes to the Consolidated Financial Statements.
          Stock-based compensation expense is recorded for stock-option grants, performance-based and restricted stock awards based upon fair value. The fair value of stock option awards are estimated at the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Cooper stock, historical volatility of Cooper stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of performance-based and restricted stock awards granted are measured at the market price on the grant date. Performance awards are typically arranged in levels, with increasing number of shares earned as higher levels of growth are achieved. Performance goals are currently assumed to be achieved at the maximum level. If goal-level assumptions are not met, stock-based compensation expense is adjusted and previously recognized compensation expense would be reversed. Total stock-based compensation expense was $39.0 million in 2007, $29.1 million in 2006, and $40.3 million in 2005. See Note 10 of the Notes to the Consolidated Financial Statements.
          Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper’s potential liability is determined based on estimates of Cooper’s proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, Cooper’s estimate of its environmental liabilities may change. The liability for environmental remediation was $30.2 million at December 31, 2007 and $29.7 million at December 31, 2006. See Note 7 of the Notes to the Consolidated Financial Statements.

          Cooper records current tax liabilities as well as deferred tax assets and liabilities for those taxes incurred as a result of current operations but deferred until future periods. The annual provision for income taxes is the sum of both the current and deferred tax amounts. Current taxes payable represents the liability related to Cooper’s income tax returns for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on Cooper’s consolidated balance sheet. Deferred tax assets or liabilities are determined based upon differences between the book basis of assets and liabilities and their respective tax basis as measured by the enacted tax rates that Cooper expects will be in effect when these differences reverse. In addition to estimating the future applicable tax rates, Cooper must also make certain assumptions regarding whether tax differences are permanent or temporary and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Cooper has established valuation allowances when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2007, there were no significant changes in the methodologies utilized to calculate Cooper’s tax provision or related tax balance sheet accounts.
          Cooper is subject to income taxes in both the United States and numerous non-U.S. jurisdictions. Cooper is regularly under examination by various tax authorities. United States federal and state tax authorities and tax authorities in other countries have challenged the amount of taxes due for certain tax periods. Cooper evaluates the potential exposure associated with various filing positions and records a liability for tax contingencies. Although Cooper believes all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on audits and litigation, a material effect on Cooper’s consolidated cash flows in the period or periods for which that determination is finalized could result. In 2007, Cooper reduced income taxes expense by $83.8 million ($.45 per share) as a result of the expiration of statute of limitations, favorable audit settlements and other matters. However, management does not believe that any of these matters will have a material effect on Cooper’s consolidated financial position or consolidated results of operations. See Note 12 of the Notes to the Consolidated Financial Statements.
          During the fourth quarter of 2005, Cooper revised the accrual that represents its best estimate of liabilities related to the sale of the Automotive Products business to Federal-Mogul in 1998. During the three year period ending December 31, 2007, Cooper accounted for payments made to settle asbestos-related cases by reducing the accrual and insurance recoveries collected during the periods as increases to the accrual. Subsequent proceeds from insurance claims for settlements would increase the accrual. The analysis of Cooper’s contingent liability exposure for asbestos-related claims involving Abex products was conducted in the fourth quarter of 2001 with assistance from independent advisors, Bates White, LLC, and assumed future resolution of the Abex-related asbestos claims within the Federal-Mogul bankruptcy proceeding. As discussed in Note 16 of the Notes to the Consolidated Financial Statements, throughout 2003, Cooper worked towards resolution of the indemnification issues and future handling of the Abex-related claims within the Federal-Mogul bankruptcy proceedings. This included negotiations with representatives of Federal-Mogul, its bankruptcy committees and the future claimants (“Representatives”) regarding participation in Federal-Mogul’s proposed 524(g) asbestos trust.
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
          The U.S. Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization on November 8, 2007, and the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s order on November 14, 2007. As part of its ruling, the Bankruptcy Court approved the settlement between Cooper and Federal-Mogul, which requires payment of $138 million to Cooper in the event Cooper’s participation in the Federal-Mogul 524(g) trust is not approved for any reason. The Bankruptcy Court stated that it would consider approving Cooper’s participation in the Federal-Mogul 524(g) trust at a later time, and that its order confirming the plan of reorganization and approving the settlement between Cooper and Federal-Mogul does not preclude later approval of Cooper’s participation in the 524(g) trust. Accordingly, in an effort to continue working towards approval of Cooper’s participation in the trust and to address certain legal issues identified by the Court, Cooper, Pneumo Abex, Federal Mogul, and other plan supporters filed Modified Plan A Settlement Documents on December 13, 2007. The Modified Plan A Settlement Documents are the same in all material respects as the settlement documents filed with the Bankruptcy Court on July 7, 2006, except that the Modified Plan A Settlement Documents remove provisions relating to insurance, to which various insurers and others had objected, and require a final, non-appealable order before Cooper is obligated to contribute to the asbestos claims settlement trust. If the Bankruptcy Court approves the modified settlement and that settlement is implemented, Cooper, through Pneumo-Abex LLC, will continue to have access to Abex insurance policies, but the settlement no longer provides for payments of insurance proceeds to the trust. Briefing with respect to the Modified Plan A Settlement Documents was expected to be concluded by February 11, 2008, and the Bankruptcy Court has scheduled a hearing to address the modified settlement on February 25, 2008. There is no assurance, however, that the Court will render a decision on that date.
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
          From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $510.0 million at December 31, 2007 and $529.6 million at December 31, 2006.
Results of Operations
Revenues

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Electrical Products	$5,108.4	$4,426.0	$3,997.5
Tools	794.7	758.6	732.9

Total Revenues	$5,903.1	$5,184.6	$4,730.4

          See the geographic information included in Note 15 of the Notes to the Consolidated Financial Statements for a summary of revenues by country.
          2007 vs. 2006 Revenues Revenues for 2007 increased 14% compared to 2006. The impact of currency translation was 2%, while acquisitions added approximately 4% in revenues.
          Electrical Products segment revenues for 2007, which represented 87% of revenues, increased approximately 15% compared to 2006. Currency translation represented 2% of the revenue growth. The impact of acquisitions increased segment revenues by approximately 4%. Six of the seven Electrical Products segment businesses posted revenue growth during 2007. Sales growth was a result of strong demand from the utility and industrial markets, international expansion and solid demand from U.S. nonresidential construction. Continued softness in the U.S. residential markets partially offset these increases.
          Tools segment revenues for 2007, which represented 13% of revenues, increased approximately 5% compared to 2006, with currency translation representing 3% of the increase. Sales increases were driven by solid demand from aerospace, partially offset by soft demand in the motor vehicle end markets. Retail sales compared to 2006 were down slightly in a challenging U.S. market.
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

Operating Results

	Year Ended December 31,
	2007	2006	2005
	(in millions, except per share data)
Electrical Products	$848.2	$703.2	$585.0
Tools	94.0	85.6	66.7

Total Segment Operating Earnings	942.2	788.8	651.7
General Corporate Expense	98.1	94.7	91.9

Operating Earnings	844.1	694.1	559.8

Income from Belden agreement	33.1	5.1	—
Interest Expense, net	51.0	51.5	64.8

Income from Continuing Operations Before Income Taxes	826.2	647.7	495.0
Income Tax Expense	133.9	163.4	103.9

Income from Continuing Operations	692.3	484.3	391.1
Charge Related to Discontinued Operations	—	20.3	227.2

Net Income	$692.3	$464.0	$163.9

Diluted Earnings Per Share:
Income from Continuing Operations	$3.73	$2.58	$2.06
Charge from Discontinued Operations	—	.11	1.19

Net Income	$3.73	$2.47	$.87

          Cooper measures the performance of its businesses exclusive of financing expenses. All costs directly attributable to operating businesses are included in segment operating earnings. Corporate overhead costs, including costs of traditional headquarters activities, such as treasury, are not allocated to the businesses. See Note 15 of the Notes to the Consolidated Financial Statements.
          2007 vs. 2006 Segment Operating Earnings Segment Operating Earnings were $942.2 million in 2007 compared to $788.8 million in 2006.
          Electrical Products segment 2007 operating earnings increased 21% to $848.2 million from $703.2 million for 2006. Return on revenues was 16.6% for 2007 compared to 15.9% for 2006. The increase was primarily due to leverage on fixed costs due to higher sales volumes and continued execution on productivity initiatives and lean manufacturing programs.
          Tools segment 2007 operating earnings increased 10% to $94.0 million compared to $85.6 million for 2006. Return on revenues was 11.8% compared to 11.3% in 2006. The modest core growth in sales volume was further leveraged through focus on productivity activities and cost reductions.
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
          Restructuring During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.07 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
          The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action included plans for the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. In 2005, Cooper finalized activities related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The multiple-employer pension obligation was satisfied with a cash payment of $14.1 million in October 2006 representing full and final payment of the withdrawal liability. The remaining $5.9 million charge in 2003 primarily represented severance for announced employment reductions at several locations. As of December 31, 2007 and 2006, Cooper had paid $5.9 million and $5.9 million, respectively, for these actions, all of which was for severance costs.
          General Corporate Expense General Corporate expense increased $3.4 million during 2007 to $98.1 million compared to $94.7 million for 2006. General Corporate expense includes $8.8 million and $4.8 million in 2007 and 2006, respectively, for legal and environmental costs related to businesses disposed of in prior years. Excluding these costs, General Corporate expense decreased $0.6 million in 2007 to $89.3 million compared to $89.9 million in 2006. The decrease in 2007 is primarily related to continued cost containment.
          General Corporate expenses increased $2.8 million during 2006 to $94.7 million compared to $91.9 million for 2005. General Corporate expense includes $4.8 million in 2006 for legal and environmental costs related to businesses disposed of in prior years, and includes $6.5 million in 2005 for retirement and other costs related to senior executives. Excluding these items, General Corporate expense increased $4.5 million in 2006 primarily as a result of increased incentive compensation costs.
          Income from Belden agreement Income from Belden agreement was $33.1 million in 2007 compared to $5.1 million during 2006. In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized principally over fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increase in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax loss carryforward is utilized. Belden can carry any loss forward twenty years to offset future taxable income. Cooper estimates that between $40 and $45 million in future payments potentially remain under the Belden agreement. The timing and ultimate receipt of future payment are contingent upon the ultimate taxable income Belden reports each year.
          Interest Expense, Net Interest expense, net for 2007 decreased $0.5 million from 2006 as a result of lower average interest rates offsetting higher average debt balances. Average debt balances were $1.05 billion and $1.04 billion and average interest rates were 5.64% and 5.70% for 2007 and 2006, respectively.
          Cooper’s $300 million, 5.25% senior unsecured notes, which were issued in June 2002, matured in July 2007. Interest-rate swaps that effectively converted this fixed-rate debt to variable-rate debt also matured at that time (see Note 17 of the Notes to the Consolidated Financial Statements). On June 18, 2007, Cooper’s wholly-owned subsidiary, Cooper US, Inc., issued $300 million of senior unsecured notes due in

2017. The fixed rate notes have an interest coupon of 6.10% and are guaranteed by Cooper and certain of its principal operating subsidiaries. Proceeds from the financing were used to repay the maturing 5.25% notes. Combined with interest rate hedges implemented in anticipation of the offering, the 6.10% notes will have an effective annual cost to Cooper of 5.75%.
          Interest expense, net for 2006 decreased $13.3 million from 2005 as a result of both lower average debt balances and average interest rates. Average debt balances were $1.04 billion and $1.26 billion, and average interest rates were 5.70% and 5.87% for 2006 and 2005, respectively. The decline in the average interest rates was primarily the result of conversion of debt balances to lower interest-rate debt. The debt balance during 2005 included 6.25%, 300 million Euro bonds that matured in October 2005. Cooper partially funded repayment of this Euro bond debt with $325 million, 5.25% senior unsecured notes maturing in 2012. Proceeds from the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55%.
          Income Tax Expense The effective tax rate attributable to continuing operations was 16.2% for 2007, 25.2% for 2006 and 21.0% for 2005.
          The decrease in the 2007 rate is primarily due to an $83.8 million ($.45 per share) reduction of income tax expense associated principally with finalized settlements with the Internal Revenue Service related to the 2000 through 2004 tax years, the expiration of the statute of limitation regarding certain potential tax exposure matters, changes to state and international valuation allowances and tax benefits of international reorganizations. Excluding these tax expense reductions, as well as the General Corporate costs related to businesses disposed of in prior years and income from Belden as discussed above, the effective tax rate for 2007 was 27.3%.
          The increase in tax rate in 2006 compared to 2005 was primarily related to increased taxable earnings in 2006 without a corresponding increase in tax benefits.
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
          Diluted Earnings Per Share Diluted earnings per share from continuing operations was $3.73 in 2007, $2.58 in 2006, and $2.06 in 2005. The income from the Belden agreement, increased legal and environmental costs on businesses disposed of in prior years, and income tax reduction discussed above increased 2007 diluted earnings per share from continuing operations by $.59.
Percentage of Revenues

	Year Ended December 31,
	2007	2006	2005
Cost of Sales:
Electrical Products	67.0%	67.7%	68.1%
Tools	68.8%	69.3%	70.8%

Selling and Administrative:
Electrical Products	16.4%	16.4%	17.2%
Tools	19.4%	19.4%	20.1%
          2007 vs 2006 Percentage of Revenues Electrical Products segment cost of sales, as a percentage of revenues, was 67.0% for 2007 compared to 67.7% for 2006. The decrease in the cost of sales percentage was primarily the result of productivity initiatives and production leverage on higher volume, partially offset by the impact of acquisitions. Tools segment cost of sales, as a percentage of revenues, was 68.8% for 2007 compared to 69.3% for 2006. The decrease in cost of sales percentage reflects operating efficiency gains from productivity improvements and cost reductions and the lower level of sales of large low margin assembly systems projects.
          Electrical Products segment selling and administrative expenses, as a percentage of revenues, for 2007 were 16.4% compared to 16.4% for 2006. The selling and administrative expenses percentage is unchanged, but was favorably impacted by leverage and productivity initiatives, offset by the higher average percentage of revenue for the newly acquired organizations and continued investment in global growth initiatives. Tools segment selling and administrative expenses, as a percentage of revenues, for 2007 were 19.4% compared to 19.4% for 2006, as productivity initiatives were offset by inflation.
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
Earnings Outlook
          The following sets forth Cooper’s general business outlook for 2008 based on current expectations.
          Cooper expects low double digit growth in revenues for Electrical Products in 2008 from continuing global growth in utility and industrial market demand, successful market penetration from key growth initiatives and price increases in response to commodity and energy cost inflation partially offset by the soft U.S. residential markets and slower growth in the other U.S. markets. Acquisitions completed in 2007 or forecast to be completed in the first quarter of 2008 are expected to be approximately 7% of Electrical Products revenue growth. In the Tools segment, Cooper expects low single-digit revenue growth due to the weakness in the residential and motor vehicle markets. Operating earnings are expected to grow more rapidly than revenues as a result of benefits from on-going cost reduction programs, realizing further productivity improvements and leveraging of fixed costs. Cooper is expecting diluted continuing earnings per share to be in the range of $3.45 to $3.61, including the impact of acquisitions, integration costs and costs to reorganize the Tools segment.
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
          It is Cooper’s judgment that unit volumes in both the Electrical Products and Tools segments increased in 2007.
          During the three-year period ending December 31, 2007, Cooper has experienced an overall increase in customer pricing, primarily in response to increased material, energy and components costs. Cooper has aggressively acted to control and reduce costs during the three-year period through strategic sourcing, manufacturing improvement and rationalization efforts in order to improve profitability in the segments.
Effect of Inflation
          Over the three-year period, inflation has had a relatively minor impact on Cooper’s results of operations. However, during 2007, 2006 and 2005, there were significant increases in certain key commodities and components, which resulted in price increases in certain businesses, on occasion, lagging the increased costs. In each of the last three years, Cooper has realized price increases at least equal to material purchase cost increases. Cooper’s on-going initiatives to improve productivity and rationalize its operational base has mitigated increases in employee compensation and benefits, as well as general inflation on operating costs.
Liquidity and Capital Resources
Operating Working Capital
          For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable.
          Cooper’s operating working capital increased $127.3 million during 2007. The increase included a $152.6 million increase in receivables and a $36.1 million increase in inventories, partially offset by a $61.4 million increase in accounts payable, which were driven primarily by increased sales volume and actions to improve customer service, as well as working capital increases from completed acquisitions, which accounted for $69.2 million of the overall increase in operating working capital. The increase in inventories was partially offset by a $12.3 million increase in the allowance for excess and obsolete inventories. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for 2007 of 5.4 turns increased from 5.2 turns in 2006 primarily due to initiatives focused on improved inventory turns. Accounts receivable days sales outstanding deteriorated slightly, although this was due in part to acquisitions closing in December and the increased sales outside of the U.S. where commercial terms are generally longer.
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
Cash Flows
          Net cash provided by operating activities was $795 million during 2007. This cash, plus an additional $191 million of cash and cash equivalents, net debt proceeds of $251 million, and $68 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $116 million, acquisitions of $336 million, dividends of $154 million, share purchases of $344 million, and $94 million in investments. In addition, Cooper used $290 million to fund a binding offer for all outstanding shares of MTL Instruments Group plc, a publicly-traded company based in the United Kingdom that is expected to close in the first quarter of 2008.
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
          In connection with accounting for acquisitions, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired businesses into existing Cooper operations. At December 31, 2007 and 2006, Cooper had no accruals related to these activities. Cash flows from operating activities for each of the three years in the period ended December 31, 2007, is reduced by the amounts expended on the various accruals established in connection with each acquisition. See Note 7 of the Notes to the Consolidated Financial Statements for further information.
          Cooper currently anticipates that it will annually generate in excess of $400 million in cash flow available for acquisitions, debt repayment and common stock repurchases.
          As discussed in Note 16 of Notes to the Consolidated Financial Statements, Cooper has reached a revised agreement with the Representatives of Federal-Mogul, its bankruptcy committees and the future claimants regarding settlement of Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul. Cooper anticipates that any settlement would be funded from operating cash flows, existing cash, and debt proceeds (if required).
Debt
          At December 31, 2007 and 2006, Cooper had cash and cash equivalents of $232.8 million and $423.5 million, respectively. At December 31, 2007 and 2006, Cooper had short-term debt of $256.1 million and $5.0 million, respectively, consisting primarily of commercial paper.

          Cooper’s practice is to back up its short-term debt with a combination of cash and committed credit facilities. At December 31, 2007 and 2006, Cooper had a $500 million committed credit facility, which matures in November 2009. Short-term debt, to the extent not backed up by cash, reduces the amount of additional liquidity provided by the committed credit facility.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
          Cooper executes stand-by letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper’s performance or payments to third parties. The aggregate notional value of these instruments was $99.5 million and $118.6 million at December 31, 2007 and 2006, respectively. Eighty-six percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.
          The following table summarizes Cooper’s contractual obligations at December 31, 2007 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due
		Less than	One to	Four to	After
	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:	(in millions)

Long-Term Debt	$1,010.0	$100.1	$277.5	$324.1	$308.3
Short-Term Debt	256.1	256.1	—	—	—
Noncancellable Operating Leases	114.9	24.4	35.6	19.2	35.7
Purchase Obligations	333.7	328.9	4.8	—	—
Other Long-Term Liabilities (1), (2)	228.1	20.1	39.8	39.9	128.3

	$1,942.8	$729.6	$357.7	$383.2	$472.3

(1)	Includes unfunded other postretirement benefit obligations, unfunded non-U.S. defined benefit pension plan liabilities, other postemployment benefit liabilities and environmental liabilities.

(2)	Due to uncertainty with respect to the timing of future cash flows associated with Cooper’s unrecognized tax benefits at December 31, 2007, Cooper is unable to make reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $57.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Capitalization
          On November 2, 2004, Cooper’s Board of Directors authorized the purchase of up to ten million shares of common stock. At December 31, 2007, 4.3 million shares remained available to purchase under the authorization. On February 12, 2008, Cooper announced that the Board of Directors authorized the purchase of ten million shares of common stock in addition to the remaining November 2, 2004 authorization. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans.
          As of the date of this filing in 2008, Cooper had repurchased the 3 million shares intended to offset dilution from share issuances under equity compensation plans, as well as approximately 600,000 additional shares under the November 2, 2004 Cooper Board of Directors authorization discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2008. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions.
          Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to purchase shares of Cooper’s Common stock or fund acquisitions. At December 31, 2007, 2006 and 2005, Cooper’s debt-to-total capitalization ratio was 30.8%, 28.9% and 31.7%, respectively.
          On February 12, 2008, Cooper announced that the Board of Directors approved an increase in the annual dividend rate of Cooper’s common stock by $.16 per share to $1.00 per share. On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper common stock and increased the annual dividend rate of Cooper’s common stock by $.10 cents per share to $.84 per share. The record date for the stock split was February 28, 2007 and the distribution date was March 15, 2007. On February 9, 2005, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by eight cents per share to $.74. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of the stock split.
Capital Expenditures and Commitments
          Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity were $116 million in 2007, $85 million in 2006 and $97 million in 2005. Capital expenditures are projected to be approximately $120 to

$130 million in 2008. Projected expenditures for 2008 will focus on capacity expansions in key markets, development of new products, continued implementation of new business systems and cost reduction programs.
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
          The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2007 that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows by expected maturity dates and weighted average interest rates.

	2008	2009	2010	2011	2012	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$100.1	$275.2	$2.3	$—	$325.0	$300.3	$1,002.9
Average interest-rate	5.7%	5.6%	5.7%	5.7%	5.7%	6.1%	5.7%

Variable-rate (U.S. Dollar)	$—	$—	$—	$—	$—	$8.0	$8.0
Average interest-rate	5.6%	5.6%	5.6%	5.6%	5.6%	5.6%	5.6%

Cross-currency interest-rate swaps:
Fixed to fixed:
Notional amount (1)	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0
Average pay-rate	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%
Average receive-rate	5.232%	5.232%	5.232%	5.232%	5.232%	5.232%	5.232%

(1)	Cooper entered into cross-currency interest-rate swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to Euro 272.6 million with an annual interest rate of 3.55%.
          The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $10 million at December 31, 2007. The contracts mature during 2008. The contracts related to funding of the MTL tender offer have been excluded due to the very short terms of those contracts. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

2008
(in millions,
where applicable)
U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Euro
Notional amount	$10.7
Average contract rate	1.408

U.S. Dollar Functional Currency
Buy Euro / Sell U.S. Dollars
Notional amount	$88.8
Average contract rate	1.440

Canadian Dollar Functional Currency
Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$91.5
Average contract rate	1.030

U.S. Dollar Functional Currency
Buy Mexican Pesos / Sell U.S. Dollars
Notional amount	$26.5
Average contract rate	.0884

U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Great Britain Pounds
Notional amount	$220.6
Average contract rate	1.977

Euro Functional Currency
Buy Euro / Sell U.S. Dollars
Notional amount	$18.5
Average contract rate	1.467

U.S. Dollar Functional Currency
Buy Great Britain Pounds / Sell U.S. Dollars
Notional amount	$10.6
Average contract rate	1.998

Great Britain Pound Functional Currency
Buy Great Britain Pounds / Sell U.S. Dollars
Notional amount	$14.5
Average contract rate	2.007
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

	2007	2008	2009	2010	2011	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$300.7	$100.3	$275.0	$2.3	$—	$325.0	$1,003.3
Average interest-rate	5.5%	5.5%	5.4%	5.3%	5.3%	5.3%	5.4%

Variable-rate (U.S. Dollar)	$—	$—	$—	$—	$—	$8.0	$8.0
Average interest-rate	5.6%	5.6%	5.6%	5.6%	5.6%	5.6%	5.6%

Interest-rate swaps:
Fixed to variable:
Notional amount (1)	$300.0	$—	$—	$—	$—	$—	$300.0
Average pay-rate	7.38%	—	—	—	—	—	7.38%
Average receive-rate	5.25%	—	—	—	—	—	5.25%

Cross-currency interest-rate swaps:
Fixed to fixed:
Notional amount (2)	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0
Average pay-rate	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%	3.5275%
Average receive-rate	5.232%	5.232%	5.232%	5.232%	5.232%	5.232%	5.232%

(1)	Cooper entered into interest-rate swaps to effectively convert its fixed-rate $300 million senior unsecured debt due in July 2007 to variable-rate debt.

(2)	Cooper entered into cross-currency interest-rate swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to Euro 272.6 million with an annual interest rate of 3.55%.
     The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $10 million at December 31, 2006. The contracts matured during 2007. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

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
     Cooper’s consolidated financial statements, together with the report thereon of Ernst & Young LLP and the supplementary financial data are set forth on pages F-1 through F-47 hereof. (See Item 15 for Index.)

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
     Cooper is executing a multi-year process of implementing an Enterprise Business System (“EBS”) globally. Implementing an EBS system on a global basis involves significant changes in business processes. The implementation is phased, which reduces the risks associated with making these changes. In addition, Cooper is taking the necessary steps to monitor and maintain appropriate internal controls during the implementations. As of December 31, 2007, approximately 85% of Cooper’s revenues are on the global system.

ITEM 9B.	OTHER INFORMATION
     Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item is set forth under the captions “Election of Directors”, “Executive Officers”, Section 16(a) Beneficial Ownership Reporting Compliance, and “Corporate Governance” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

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

3.	Exhibits

2.0	Agreement and Plan of Merger among Cooper Industries, Inc., Cooper Mergerco, Inc. and Cooper Industries, Ltd. (incorporated herein by reference to Annex I to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.1	Memorandum of Association of Cooper Industries, Ltd. (incorporated herein by reference to Annex II to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.2	Amended and Restated Bye-Laws of Cooper Industries, Ltd. (incorporated herein by reference to Annex III to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

4.1	Amended and Restated Rights Agreement dated as of August 3, 2007 between Cooper Industries, Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Cooper’s Amendment No. 1 to Registration Statement on Form 8-A, Registration No. 001-31330).

4.2	Amended and Restated Voting Agreement between Cooper Industries, Ltd., Cooper Industries, Inc. and Cooper Bermuda Investments Ltd. (incorporated herein by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

4.3	Indenture dated as of January 15, 1990, between Cooper Industries, Inc. and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) to Cooper’s Registration Statement on Form S-3, Registration No. 33-33011).

4.4	First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JPMorgan Chase Bank, N.A., as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated herein by reference to Exhibit 4.3 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.5	Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.4 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.6	Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

4.7	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

4.8	Indenture dated as of November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed November 9, 2005).

4.9	Registration Rights Agreement dated November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors, and Banc of America Securities LLC and Citigroup Global Markets, Inc. as representatives of several initial purchasers of $325 million aggregate principal amount of debt securities (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed November 9, 2005).

4.10	Form of Indenture among Cooper US, Inc., Cooper Industries, Ltd. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K dated June 13, 2007).

4.11	Form of First Supplemental Indenture among Cooper US, Inc., Cooper Industries, Ltd., the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K dated June 13, 2007).

10.1	Cooper Industries, Inc. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.4	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Description of Cooper Supplemental Executive Retirement Plan and Base Salary Deferral Program Adopted effective January 1, 2007 (incorporated by reference to Exhibit 10.5 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.8	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.9	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.10	Crouse-Hinds Company Officers’ Disability and Supplemental Pension Plan (September 10, 1999 Restatement, as amended) (incorporated by reference to Exhibit 10.11 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.11	Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement) (incorporated herein by reference to Exhibit 10.4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.12	First Amendment to Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement) (incorporated by reference to Exhibit 10.13 to Cooper’s Form 10-K for the year ended December 31, 2006).

10.13	Second Amendment to Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement) (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.14	Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.15	Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.16	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2005 to December 31, 2007 (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the period ended March 31, 2005).

10.17	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2006 to December 31, 2008 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2006).

10.18	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2007 to December 31, 2009 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.19	Cooper Industries Amended and Restated Management Annual Incentive Plan (February 13, 2006 Restatement) (incorporated herein by reference to Appendix C to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

10.20	First Amendment to Cooper Industries Amended and Restated Management Annual Incentive Plan (February 13, 2006 Restatement) (incorporated by reference to Exhibit 10.20 to Cooper’s Form 10-K for the year ended December 31, 2006).

10.21	Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (February 14, 2006 Restatement) (incorporated herein by reference to Appendix D to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

10.22	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Stock Plan (February 14, 2006 Restatement) (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.23	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.24	Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement) (incorporated by reference to Exhibit 10.21 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.25	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement) (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.26	Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel, which applies if there is a Change in Control of Cooper

(incorporated herein by reference to Exhibit 10.5 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.27	Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel (incorporated by reference to Exhibit 10.23 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.28	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.29	Term Sheet Pneumo Abex Settlement Plan A and Plan B dated as of July 6, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Cooper’s Form 8-K dated July 20, 2006).

10.30	Plan B Settlement Agreement dated as of September 18, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 10.28 to Cooper’s Form 10-K for the year ended December 31, 2006).

10.31	Cooper (UK 2002) Employee Share Purchase Plan (incorporated by reference to Exhibit 10.25 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.32	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein (incorporated by reference to Exhibit 10.25 of Cooper’s Form 10-K for the year ended December 31, 2004).

10.33	Form of Executive Employment Agreement for employees who received stock option and performance share awards on February 13, 2006 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 8-K dated March 17, 2006).

10.34	Separation and Transition Agreement dated September 1, 2006 between Cooper Industries, Ltd. and David R. Sheil (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the quarter ended September 30, 2006).

10.35	Separation and Transition Agreement dated January 16, 2007 between Cooper Industries, Ltd. and Paul M. Isabella (incorporated by reference to Exhibit 10.33 to Cooper’s Form 10-K for the year ended December 31, 2006).

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2003 through 2007.

21.0	List of Cooper Industries, Ltd. Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Bates White, LLC.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

COOPER INDUSTRIES, LTD.
Date: February 22, 2008	By:	/s/ Kirk S. Hachigian
Kirk S. Hachigian, Chairman, President
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kirk S. Hachigian Kirk S. Hachigian	Chairman, President and Chief Executive Officer	February 22, 2008

/s/ Terry A. Klebe Terry A. Klebe	Senior Vice President and Chief Financial Officer	February 22, 2008

/s/ Jeffrey B. Levos Jeffrey B. Levos	Vice President, Finance and Chief Accounting Officer	February 22, 2008

*STEPHEN G. BUTLER Stephen G. Butler	Director	February 22, 2008

*ROBERT M. DEVLIN Robert M. Devlin	Director	February 22, 2008

*IVOR J. EVANS Ivor J. Evans	Director	February 22, 2008

*LINDA A. HILL Linda A. Hill	Director	February 22, 2008

*LAWRENCE D. KINGSLEY Lawrence D. Kingsley	Director	February 22, 2008

*JAMES J. POSTL James J. Postl	Director	February 22, 2008

*DAN F. SMITH Dan F. Smith	Director	February 22, 2008

*GERALD B. SMITH Gerald B. Smith	Director	February 22, 2008

*MARK S. THOMPSON Mark S. Thompson	Director	February 22, 2008

*JAMES R. WILSON James R. Wilson	Director	February 22, 2008

* By:	/s/ Kevin M. McDonald
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
     Cooper management assessed the effectiveness of Cooper’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, Cooper’s internal control over financial reporting is effective based on those criteria.
     Cooper’s independent registered public accounting firm has issued an audit report on Cooper’s internal control over financial reporting. This report appears on Page F-2.

Kirk S. Hachigian	Terry A. Klebe	Jeffrey B. Levos
Chairman, President and	Senior Vice President and	Vice President, Finance and
Chief Executive Officer	Chief Financial Officer	and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of
Cooper Industries, Ltd.
We have audited Cooper Industries, Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Industries, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Cooper Industries, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Industries, Ltd. as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 19, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Cooper Industries, Ltd.
     We have audited the accompanying consolidated balance sheets of Cooper Industries, Ltd. (“the Company”), as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 on January 1, 2007 and Statement of Financial Accounting Standards No. 158 on December 31, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 19, 2008

COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2007	2006	2005
	(in millions, except per share data)

Revenues	$5,903.1	$5,184.6	$4,730.4
Cost of sales	3,970.0	3,521.5	3,243.8
Selling and administrative expenses	1,089.0	969.0	926.8

Operating earnings	844.1	694.1	559.8

Income from Belden agreement	33.1	5.1	—
Interest expense, net	51.0	51.5	64.8

Income from continuing operations before income taxes	826.2	647.7	495.0
Income taxes	133.9	163.4	103.9

Income from continuing operations	692.3	484.3	391.1
Charge related to discontinued operations, net of income taxes	—	20.3	227.2

Net income	$692.3	$464.0	$163.9

Income per Common share
Basic:
Income from continuing operations	$3.80	$2.64	$2.12
Charge from discontinued operations	—	.11	1.23

Net income	$3.80	$2.53	$.89

Diluted:
Income from continuing operations	$3.73	$2.58	$2.06
Charge from discontinued operations	—	.11	1.19

Net income	$3.73	$2.47	$.87

Cash dividends per Common share	$.84	$.74	$.74

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in millions)
ASSETS

Cash and cash equivalents	$232.8	$423.5
Investments	93.7	—
Receivables	1,048.6	896.0
Inventories	643.7	607.6
Deferred income taxes and other current assets	284.2	266.6

Total current assets	2,303.0	2,193.7

Restricted cash	290.1	—
Property, plant and equipment, less accumulated depreciation	719.8	665.4
Goodwill	2,540.3	2,336.9
Other noncurrent assets	280.3	178.8

Total assets	$6,133.5	$5,374.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$256.1	$5.0
Accounts payable	533.1	471.7
Accrued liabilities	566.7	522.3
Current discontinued operations liability	179.1	199.6
Current maturities of long-term debt	100.1	300.7

Total current liabilities	1,635.1	1,499.3

Long-term debt	909.9	702.8
Postretirement benefits other than pensions	81.4	83.2
Long-term discontinued operations liability	330.0	330.0
Other long-term liabilities	335.2	284.2

Total liabilities	3,291.6	2,899.5

Common stock, $.01 par value	1.8	0.9
Capital in excess of par value	85.7	278.4
Retained earnings	2,835.1	2,324.4
Accumulated other nonowner changes in equity	(80.7)	(128.4)

Total shareholders’ equity	2,841.9	2,475.3

Total liabilities and shareholders’ equity	$6,133.5	$5,374.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Cash flows from operating activities:
Net income	$692.3	$464.0	$163.9
Plus: charge related to discontinued operations	—	20.3	227.2

Income from continuing operations	692.3	484.3	391.1
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	118.2	111.7	111.0
Deferred income taxes	12.4	15.4	21.5
Excess tax benefits from stock options and awards	(25.8)	(26.8)	—
Restructuring charge payments	—	—	(0.4)
Changes in assets and liabilities: (1)
Receivables	(66.1)	(16.1)	(39.8)
Inventories	27.3	(43.3)	(17.6)
Accounts payable and accrued liabilities	36.4	1.3	86.8
Other assets and liabilities, net	0.6	74.9	20.9

Net cash provided by operating activities	795.3	601.4	573.5

Cash flows from investing activities:
Short-term investments	(93.7)	—	—
Cash restricted for business acquisition	(290.1)	—	—
Capital expenditures	(115.5)	(85.3)	(96.7)
Cash paid for acquired businesses	(336.1)	(280.4)	(7.1)
Proceeds from sales of property, plant and equipment and other	1.8	18.9	13.6

Net cash used in investing activities	(833.6)	(346.8)	(90.2)

Cash flows from financing activities:
Proceeds from issuances of debt	547.3	—	326.4
Debt issuance costs	(2.7)	—	(3.8)
Proceeds from debt derivatives	10.0	—	—
Repayments of debt	(303.3)	(14.8)	(710.4)
Dividends	(154.3)	(137.0)	(138.1)
Purchase of common shares	(343.9)	(264.2)	(211.0)
Excess tax benefits from stock options and awards	25.8	26.8	—
Activity under employee stock plans and other	68.3	89.2	72.7

Net cash used in financing activities	(152.8)	(300.0)	(664.2)

Effect of exchange rate changes on cash and cash equivalents	0.4	16.1	(19.1)

Decrease in cash and cash equivalents	(190.7)	(29.3)	(200.0)
Cash and cash equivalents, beginning of year	423.5	452.8	652.8

Cash and cash equivalents, end of year	$232.8	$423.5	$452.8

(1)	Net of the effects of acquisitions and translation.
The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Capital		Accumulated
		In Excess		Nonowner
	Common	of Par	Retained	Changes in
	Stock	Value	Earnings	Equity	Total
	(in millions)
Balance December 31, 2004	$0.9	$446.2	$1,971.6	$(132.2)	$2,286.5

Net income			163.9		163.9
Minimum pension liability adjustment				(11.0)	(11.0)
Translation adjustment				(37.9)	(37.9)
Change in fair value of derivatives				4.8	4.8

Net income and other nonowner changes in equity					119.8

Common stock dividends			(138.1)		(138.1)
Stock-based compensation		40.3			40.3
Subsidiary purchase of parent shares		(211.0)			(211.0)
Stock issued under employee stock plans		106.4			106.4
Other activity		1.3			1.3

Balance December 31, 2005	0.9	383.2	1,997.4	(176.3)	2,205.2
Net income			464.0		464.0
Translation adjustment				53.8	53.8
Change in fair value of derivatives				2.3	2.3

Net income and other nonowner changes in equity					520.1

Adjustment to initially apply SFAS No. 158				(8.2)	(8.2)
Common stock dividends			(137.0)		(137.0)
Stock-based compensation		27.5			27.5
Subsidiary purchase of parent shares		(264.2)			(264.2)
Stock issued under employee stock plans		130.3			130.3
Other activity		1.6			1.6

Balance December 31, 2006	0.9	278.4	2,324.4	(128.4)	2,475.3
Net income			692.3		692.3
Adjustment to initially apply FIN No. 48			(27.2)		(27.2)
Translation adjustment				20.3	20.3
Change in fair value of derivatives				17.7	17.7
Pension and postretirement benefits				9.7	9.7

Net income and other nonowner changes in equity					712.8

Common stock dividends			(154.4)		(154.4)
Stock-based compensation		38.8			38.8
Purchase of common shares		(343.9)			(343.9)
Stock issued under employee stock plans		111.5			111.5
Stock split	0.9	(0.9)			—
Other activity		1.8			1.8

Balance December 31, 2007	$1.8	$85.7	$2,835.1	$(80.7)	$2,841.9

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
Investments and Restricted Cash: For purposes of the consolidated balance sheet and statement of cash flows, Cooper recorded cash held in a U.S. Money Market Fund as investments and cash held in an account for the irrevocable tender offer to purchase all outstanding shares of MTL Instruments Group plc, a publicly-traded company based in the United Kingdom, as restricted cash until expected consummation of the transaction in 2008.
Accounts Receivable: Cooper provides an allowance for doubtful trade accounts receivable, determined under the specific identification method. The allowance was $11.6 million and $9.8 million at December 31, 2007 and 2006, respectively.
Inventories: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 53% and 57% of inventories at December 31, 2007 and 2006, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method. Cooper records provisions for potential obsolete and excess inventories. See Note 4 of the Notes to the Consolidated Financial Statements.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
amount of the goodwill to measure the amount of impairment loss. See Note 6 of the Notes to the Consolidated Financial Statements.
Revenue Recognition: Cooper recognizes revenues when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon experience. The accrual for sales returns and other allowances was $95.1 million and $73.4 million at December 31, 2007 and 2006, respectively. Shipping and handling costs of $174.3 million, $172.7 million and $157.1 million in 2007, 2006 and 2005, respectively, are reported as a reduction of revenues in the consolidated income statements.
Research and Development Expenditures: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $105.7 million, $83.5 million and $71.5 million in 2007, 2006 and 2005, respectively.
Impact of New Accounting Standards: In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Cooper adopted the provisions of the Interpretation on January 1, 2007. As a result of the implementation of the Interpretation, Cooper recognized a $27.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 beginning retained earnings balance. See Note 12 of the Notes to the Consolidated Financial Statements.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. For Cooper, SFAS No. 157 is effective January 1, 2008. On February 12, 2008, the Financial Accounting Standards Board delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For Cooper, this action defers the effective date for those assets and liabilities until January 1, 2009. Cooper believes that the implementation of SFAS No. 157 will not have a material impact on the Company’s results of operations, financial position or cash flows.
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
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many eligible recognized financial assets and financial liabilities, financial instruments and certain other eligible items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. For Cooper, SFAS No. 159 is effective January 1, 2008. Cooper believes that the implementation of SFAS No. 159 will not have a material impact on the Company’s results of operations, financial position or cash flows.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No.141(R)”). SFAS No. 141(R) provides enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect on the Company. This Statement, together with the International Accounting Standards Board’s IFRS 3, Business Combinations, completes a joint effort by the FASB and IASB to improve financial reporting about business combinations and promotes the international convergence of accounting standards. For Cooper, SFAS No. 141(R) applies prospectively to business combinations in 2009 and is not subject to early adoption. Cooper is currently evaluating the potential impact of SFAS No. 141(R) on business combinations and related valuations.
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidating Financial Statements (“SFAS No. 160”). SFAS No. 160 provides enhanced guidance related to the disclosure of information regarding noncontrolling interest in a subsidiary and their effect on the Company. This Statement, together with the International Accounting Standards Board’s IAS 27, Consolidated and Separate Financial Statements, concludes a joint effort by the FASB and IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements and promotes international convergence of accounting standards. For Cooper, SFAS No. 160 is effective in 2009. Cooper is currently evaluating the impact of this Statement on its consolidated financial statements.
Reclassification
     Certain amounts in the Consolidated Income Statement for the year ended December 31, 2006 have been reclassified to conform to the 2007 presentation.
NOTE 2: RESTRUCTURING
     During the fourth quarter of 2003, Cooper recorded net restructuring charges of $16.9 million, or $13.6 million after taxes ($.07 per diluted common share). This represented costs associated with restructuring projects undertaken in 2003 of $18.4 million, partially offset by a $1.5 million adjustment of estimates for restructuring projects initiated in 2002.
     The most significant action included in the charges was an announcement of the closing of Cooper Wiring Devices’ manufacturing operations in New York City. This action included plans for the withdrawal from a multiple-employer pension plan. Cooper recorded a $12.5 million obligation as an estimate of Cooper’s portion of unfunded benefit obligations of the plan. In 2005, Cooper finalized activities related to withdrawal from the multi-employer pension plan and recorded an additional $4.0 million pre-tax charge. The multiple-employer pension obligation was satisfied with a cash payment of $14.1 million in October 2006 representing full and final payment of the withdrawal liability. The remaining $5.9 million charge primarily represented severance for announced employment reductions at several locations. As of December 31, 2007, 2006 and 2005, Cooper had paid $5.9 million, $5.9 million and $5.3 million, respectively, for the actions, all of which was for severance costs.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 3: ACQUISITIONS AND DIVESTITURES
     Cooper completed numerous acquisitions during 2007 and 2006. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its understanding of the fair value of the assets and liabilities acquired. In the months after the closing of the transaction, Cooper obtains additional information about the assets and liabilities acquired and finalizes allocation of the purchase price.
     During 2007, Cooper completed thirteen acquisitions. Six of the acquisitions, representing approximately 28% of the cash consideration, were outside of the United States. All of the acquired businesses are included in the Electrical Products segment.
     Total cash consideration was $336.1 million for the 2007 acquisitions, net of cash acquired, including acquisition costs. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $169.8 million.
     The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition for the acquisitions consummated during the year ended December 31, 2007:

(in millions)
Receivables	$58.0
Inventories	47.7
Property, Plant and Equipment	41.7
Goodwill	169.8
Other intangible assets	122.3
Accounts payable	(36.5)
Other assets and liabilities, net	(66.9)

Net cash consideration	$336.1

     Approximately $76.9 million of the $169.8 million of goodwill is expected to be deductible for tax purposes.
     Cooper continues to evaluate the fair value of the assets and liabilities acquired during the year ended December 31, 2007 and will adjust the allocations as additional information relative to the businesses becomes available for up to one year from the acquisition date. This includes finalization of amount by major asset class and weighted-average amortization period for other intangible assets acquired during the year ended December 31, 2007.
     In August 2006, Cooper completed the acquisition of all of the outstanding stock of Cannon Technologies, Inc. for $191.7 million, net of cash acquired, including acquisition costs. Cannon is a provider of automation technologies for monitoring and metering, and energy management by electrical utilities. The Cannon acquisition resulted in the recognition of goodwill of $154.3 million, primarily related to the future earnings and cash flow potential resulting from Cannon’s rapidly expanding customer base.
     Cooper acquired three additional companies during 2006 for total consideration of $87.9 million, net of cash acquired, including acquisition costs. In general, the acquired businesses were manufacturers and assemblers of electrical products, in markets such as aerospace, subsea, military, industrial and fire and safety. These companies were all complementary to existing businesses owned by Cooper and resulted in aggregate goodwill of $35.7 million.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table summarizes the aggregate fair values of the assets acquired and the liabilities assumed at the date of acquisition for the acquisitions consummated during the year ended December 31, 2006:

	Cannon	All Others	Total
	(in millions)
Receivables	$7.0	$8.8	$15.8
Inventories	4.6	12.2	16.8
Property, Plant and Equipment	1.7	8.2	9.9
Goodwill	154.3	35.7	190.0
Other intangible assets	55.4	41.0	96.4
Accounts payable	(3.9)	(4.2)	(8.1)
Other assets and liabilities, net	(27.4)	(13.8)	(41.2)

Net cash consideration	$191.7	$87.9	$279.6

     Approximately $13.1 million of the $190.0 million of goodwill is expected to be deductible for tax purposes.
     In connection with the purchase of Cannon Technologies, Inc., $4.2 million pre-tax of intangible asset cost was attributed to purchased research and development costs and written off on the date of acquisition and included in cost of sales. Of the remaining intangible asset values, $27.0 million was assigned to trademarks that are not subject to amortization, $30.3 million was assigned to technology (15 year weighted average life), $28.5 million was assigned to customer lists (16 year weighted average life), and $6.4 million assigned to other intangibles.
     The results of operations of the acquisitions are included in the consolidated income statement since the respective acquisition dates. The unaudited pro-forma data for the years set forth below gives effect to the above noted acquisitions as if they had occurred at the beginning of the year. This data is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated as of that time (unaudited, in millions except per share amounts):

	2007	2006

Revenues	$6,078.1	$5,522.5
Income from continuing operations	$692.0	$482.2
Net income	$692.0	$461.9
Diluted earnings per share from continuing operations	$3.73	$2.57
Diluted earnings per share	$3.73	$2.46
     In July 2006, Cooper divested the assets of one small business within the Electrical Products segment for aggregate proceeds of $11.5 million. A pre-tax gain of $4.7 million was recognized on the divestiture.
     In December 2007, Cooper made a binding offer for all outstanding shares of MTL Instruments Group plc (“MTL”), a publicly-traded company based in the United Kingdom. The total purchase price for the shares is approximately £145 million. In 2006, MTL had revenues of £85.3 million and net income of £5.5 million. As of the date of this filing in 2008, the transaction has received the required shareholder and regulatory approvals and has closed.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 4: INVENTORIES

	December 31,
	2007	2006
	(in millions)

Raw materials	$221.5	$204.2
Work-in-process	178.8	160.7
Finished goods	396.2	366.3
Perishable tooling and supplies	15.0	14.6

	811.5	745.8
Allowance for excess and obsolete inventory	(77.9)	(65.6)
Excess of current standard costs over LIFO costs	(89.9)	(72.6)

Net inventories	$643.7	$607.6

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2007	2006
	(in millions)
Land and land improvements	$83.7	$61.5
Buildings	506.5	481.7
Machinery and equipment	898.6	837.7
Tooling, dies and patterns	293.1	274.9
All other	427.0	366.0
Construction in progress	59.3	65.6

	2,268.2	2,087.4
Accumulated depreciation	(1,548.4)	(1,422.0)

	$719.8	$665.4

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment, were as follows:

	Electrical
	Products	Tools	Total
	(in millions)
Balance December 31, 2005	$1,782.2	$301.8	$2,084.0
Additions to goodwill	188.2	—	188.2
Disposal of business	(4.9)	—	(4.9)
Translation adjustments	67.8	1.8	69.6

Balance December 31, 2006	2,033.3	303.6	2,336.9
Additions to goodwill	181.0	—	181.0
Translation adjustments	18.8	3.6	22.4

Balance December 31, 2007	$2,233.1	$307.2	$2,540.3

     Under SFAS No. 142, goodwill is subject to an annual impairment test. See Note 1 of the Notes to the Consolidated Financial Statements. The results of step one of the goodwill impairment test did not require the completion of step two of the test for any reporting units in 2007, 2006 or 2005.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Other intangible assets primarily consist of patents, trademarks, software and customer lists. The gross carrying value of other intangible assets was $217.0 million and $102.7 million at December 31, 2007 and 2006, respectively. Accumulated amortization of other intangible assets was $24.7 million and $13.6 million at December 31, 2007 and 2006, respectively. Other intangible assets are amortized over their remaining useful lives. Amortization expense of other intangible assets was $9.1 million in 2007, $4.1 million in 2006, and $0.6 million in 2005. Annual amortization expense exclusive of businesses acquired in 2008 is expected to be $14.4 million in 2008, $13.5 million in 2009, $10.8 million in 2010, $10.0 million in 2011 and $10.0 million in 2012.
NOTE 7: ACCRUED LIABILITIES

	December 31,
	2007	2006
	(in millions)

Salaries, wages and employee benefit plans	$234.8	$228.5
Commissions and customer incentives	154.2	135.0
Product and environmental liability accruals	37.4	34.1
Other (individual items less than 5% of total current liabilities)	140.3	124.7

	$566.7	$522.3

     At December 31, 2007, Cooper had accruals of $20.9 million with respect to potential product liability claims and $30.2 million with respect to potential environmental liabilities, including $13.7 million classified as a long-term liability, based on Cooper’s current estimate of the most likely amount of losses that it believes will be incurred.
     The product liability accrual consists of $7.7 million of known claims with respect to ongoing operations, $1.6 million of known claims for previously divested operations and $11.6 million, which represents an estimate of claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage for individual 2007 claims above $5.0 million.
     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $4.2 million related to sites owned by Cooper and $26 million for retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.
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
     In connection with acquisitions, Cooper records, to the extent appropriate, accruals for the costs of closing duplicate facilities, severing redundant personnel and integrating the acquired business into existing Cooper operations. The following table summarizes the accrual balances and activity during each of the last three years:

	2007	2006	2005
	(in millions)
Balance, beginning of year	$—	$6.3	$11.0
Spending	—	(6.3)	(4.7)

Balance, end of year	$—	$—	$6.3

     At December 31, 2005, $6.3 million of the balance was related to facilities shutdown and realignment costs resulting from the acquisition of Eagle Electric in 2000. During the three years ended December 31, 2006, the annual spending was primarily related to downsizing and consolidating facilities. Involuntary termination benefits of $4.5 million in 2006 and $2.0 million in 2005 were paid and 344 hourly positions were eliminated during 2005. The termination and facility shutdown activities were completed as of December 31, 2006.
NOTE 8: DEBT AND LEASE COMMITMENTS

	December 31,
	2007	2006
	(in millions)
5.25% senior unsecured notes, due July 2007	$—	$293.3
5.50% senior unsecured notes, due November 2009	275.0	275.0
5.25% senior unsecured notes, due November 2012	325.0	325.0
6.10% senior unsecured notes, due July 2017	300.0	—
6.91% second series medium-term notes, due through 2010	2.3	2.3
6.38% third series medium-term notes, due through 2008	100.0	100.0
Other	7.7	7.9

Total long-term debt	1,010.0	1,003.5
Current maturities	(100.1)	(300.7)

Long-term portion	$909.9	$702.8

     Cooper has a U.S. committed credit facility of $500 million, which matures in November 2009. At December 31, 2007, commercial paper borrowings of $228.7 million reduced the amount of availability provided by the committed credit facility with no commercial paper borrowings outstanding at December 31, 2006. The agreement for the credit facility requires that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and a minimum earnings before interest, income taxes, depreciation and amortization to interest ratio. Retained earnings are unrestricted as to the

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio.
     Cooper’s $300 million, 5.25% senior unsecured notes, which were issued in June 2002, matured in July 2007. Interest-rate swaps that effectively converted this fixed-rate debt to variable-rate debt also matured at that time (see Note 17). On June 18, 2007, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $300 million of senior unsecured notes due in 2017. The fixed rate notes have an interest coupon of 6.10% and are guaranteed by Cooper and certain of its principal operating subsidiaries. Proceeds from the financing were used to repay the maturing 5.25% notes. Combined with interest rate hedges implemented in anticipation of the offering, the 6.10% notes will have an effective annual cost to Cooper of 5.75%.
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
     Maturities of long-term debt for the five years subsequent to December 31, 2007 are $100.1 million in 2008, $275.2 million in 2009, $2.3 million in 2010, insignificant in 2011 and $324.1 million in 2012. The future net minimum lease payments under capital leases are not significant.
     Total interest paid during 2007, 2006 and 2005 was $51 million, $57 million and $79 million, respectively.
     Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $36.4 million, $33.3 million and $34.3 million during 2007, 2006 and 2005, respectively.
     At December 31, 2007, minimum annual rental commitments under noncancellable operating leases that have an initial or remaining lease term in excess of one year were $24.4 million in 2008, $19.1 million in 2009, $16.5 million in 2010, $11.3 million in 2011, $7.9 million in 2012 and $35.7 million thereafter.
NOTE 9: COMMON AND PREFERRED STOCK
     On February 14, 2007, Cooper announced that the Board of Directors approved a two-for-one stock split of Cooper common stock. The record date for the stock split was February 28, 2007 and the distribution date was March 15, 2007. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of the stock split.
     Cooper’s authorized share capital is U.S. $7,600,000 consisting of 500,000,000 Class A common shares, par value of $.01 per share, 250,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares were outstanding at December 31, 2007, 2006 or 2005.
     At December 31, 2007, 179,453,923 Class A common shares, $.01 par value were issued and outstanding (excluding the 27,195,002 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 182,282,042 Class A common shares, $.01 par value (excluding the

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
25,876,802 Class A common shares held by wholly-owned subsidiaries) at December 31, 2006. During 2007, Cooper issued 4,055,234 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2007, Cooper and its wholly-owned subsidiaries purchased 6,883,353 Class A common shares for $343.9 million under Cooper’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     On February 12, 2008, Cooper announced that the Board of Directors authorized the purchase of ten million shares of common stock in addition to the remaining November 2, 2004 authorization.
     As of the date of this filing in 2008, Cooper had repurchased the 3 million shares intended to offset dilution from share issuances under equity compensation plans, as well as approximately 600,000 additional shares under the November 2, 2004 Cooper Board of Directors authorization discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2008. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions.
     At December 31, 2006, 182,282,042 Class A common shares, $.01 par value were issued and outstanding (excluding the 25,876,802 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 183,113,138 Class A common shares, $.01 par value (excluding the 19,700,202 Class A common shares held by wholly-owned subsidiaries) at December 31, 2005. During 2006, Cooper issued 5,345,504 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2006, Cooper’s wholly-owned subsidiaries purchased 6,176,600 Class A common shares for $264.2 million under Cooper’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     At December 31, 2005, 183,113,138 Class A common shares, $.01 par value were issued and outstanding (excluding the 19,700,202 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 185,087,320 Class A common shares, $.01 par value (excluding the 7,400,400 Class A common shares held by wholly-owned subsidiaries) at December 31, 2004. During 2005, Cooper issued 4,304,618 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2005, Cooper’s wholly-owned subsidiaries purchased 6,278,800 Class A common shares for $211.0 million under Cooper’s share repurchase plan and a wholly-owned subsidiary purchased 7,338,074 previously unissued Class A common shares at fair market value. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During 2005, 1,317,072 Class A common shares held by wholly-owned subsidiaries were issued in connection with employee incentive and benefit plans, leaving 19,700,202 Class A common shares held by wholly-owned subsidiaries at December 31, 2005.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Under the terms of the Dividend Reinvestment Plan, any holder of common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in common stock without incurring any brokerage commissions or service charges. At December 31, 2007, Cooper had 16,605,001 shares reserved for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards, restricted stock awards and subscriptions under the Employee Stock Purchase Plan and other plans.
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
     On February 12, 2008, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.16 per share to $1.00. On February 14, 2007, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.10 per share to $.84. On February 9, 2005, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.04 per share to $.74.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
earnings per share. First, Cooper accounted for awards granted prior to January 1, 2003 using the intrinsic value method, whereas the pro-forma amounts reflect those award grants as calculated under SFAS No. 123. Secondly, the pro-forma amounts reflect recognition of the tax benefits of disqualifying dispositions of incentive stock options in accordance with SFAS No. 123.

Year Ended December 31,
2005
(in millions)
Net income, as reported	$163.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20.9)

Pro forma net income	$167.9

Year Ended December 31,
2005

Earnings per share:
Basic — as reported	$.89
Basic — pro forma	$.91

Diluted — as reported	$.87
Diluted — pro forma	$.88
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
     Cooper uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, as well as the straight-line recognition method for awards subject to graded vesting. Cooper has recorded an estimate for forfeitures of 2007 and 2006 awards of stock options, performance-based shares and restricted stock units. These estimates are adjusted as actual forfeitures differ from the estimate. Prior to adoption of Statement 123(R), forfeitures were accounted for as recognized when they actually occurred. Upon adoption of Statement 123(R), the cumulative effect of this change in accounting principle to reflect compensation expense that would not have been recognized in periods prior to 2006, had forfeitures been estimated during these periods, was immaterial.
     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow. This requirement

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
reduced net operating cash flows and increased net financing cash flows during the years ended 2007 and 2006 by $25.8 million and $26.8 million, respectively.
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 34 million. As of December 31, 2007, 3,341,124 shares remain available for future grants under the Plan all of which are available for grants of stock options, performance-based shares and restricted stock units. Activity for each of these stock-incentive awards is discussed in more detail below. Total compensation expense for all share-based compensation arrangements under the Plan was $39.0 million, $29.1 million and $40.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $13.6 million, $10.3 million and $15.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.
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
     The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model using the assumptions noted in the following table. Expected volatility in 2007 and 2006 is based on implied volatilities from traded options on Cooper stock, historical volatility of Cooper stock, and other factors. Cooper believes that the resulting blended volatility represents a more accurate estimate of potential fluctuations in Cooper stock. Cooper uses historical data to estimate employee termination experience. The expected term of options granted is determined based on historical exercise behavior. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006	2005

Expected volatility	19.0%	18.0%	27.7%
Expected dividends	1.8%	1.8%	2.1%
Expected term (in years)	4.5	4.5	5.0
Risk-free interest rate	4.6%	4.6%	3.7%

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended is presented below:

			Weighted Average	Aggregate Intrinsic
		Weighted-Average	Remaining	Value
Options	Shares	Exercise Price	Contractual Term	(in millions)

Outstanding at January 1, 2007	8,223,622	$28.46
Granted	1,745,700	$47.30
Exercised	(2,888,519)	$23.87
Forfeited or expired	(298,162)	$39.30

Outstanding at December 31, 2007	6,782,641	$34.80	4.4	$122.6

Vested or expected to vest at December 31, 2007	6,665,790	$34.58	4.2	$122.0

Exercisable at December 31, 2007	3,601,042	$27.28	3.4	$92.2

     The weighted-average grant date fair values of options granted during the years ended December 31, 2007, 2006 and 2005 were $9.50, $8.03 and $8.69, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $75.8 million, $81.5 million and $54.7 million, respectively. Total stock option grants for 1,745,700 shares in 2007 compares to total stock option grants for 1,647,200 shares in 2006 and 2,395,600 shares in 2005.
     As of December 31, 2007, total unrecognized compensation expense related to nonvested stock options was $15.2 million. This expense is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of stock options vested during the years ended December 31, 2007, 2006 and 2005 was $12.5 million, $12.6 million and $8.4 million, respectively.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     A summary of the status of Cooper’s nonvested performance-based shares as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Performance-Based Shares	Shares	Fair Value

Nonvested at January 1, 2007	1,675,132	$34.47
Granted	556,000	$46.01
Vested	(631,958)	$28.18
Forfeited	(81,080)	$39.32

Nonvested at December 31, 2007	1,518,094	$41.06

     The weighted-average grant-date fair value of performance-based shares granted during the years ended December 31, 2007, 2006 and 2005 was $46.01, $41.55 and $34.63, respectively. The total intrinsic value of performance-based shares awarded during the years ended December 31, 2007, 2006 and 2005 was $29.4 million, $27.2 million and $25.5 million, respectively. Total performance-based shares vested in 2007 of 631,958 compares to 577,950 performance-based shares vested in 2006. No performance-based shares vested during the year ended December 31, 2005.
     As of December 31, 2007, total unrecognized compensation expense related to nonvested performance-based shares was $25.7 million. This expense is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of performance-based shares vested during the year ended December 31, 2007 and 2006 was $17.8 and $10.9 million, respectively.
     A summary of the status of Cooper’s nonvested restricted stock units as of December 31, 2007, and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Units	Shares	Fair Value

Nonvested at January 1, 2007	277,100	$37.92
Granted	282,900	$46.78
Vested	(49,850)	$37.35
Forfeited	(21,900)	$38.78

Nonvested at December 31, 2007	488,250	$43.07

     The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2007, 2006 and 2005 was $46.78, $43.67 and $34.47, respectively. The total restricted stock units granted in 2007 of 282,900 compares to 104,000 restricted stock units granted in 2006 and 253,400 in 2005. The total intrinsic value of restricted stock units awarded during the years ended December 31, 2007, 2006 and 2005 was $15.0 million, $4.7 million and $9.2 million, respectively.
     As of December 31, 2007, total unrecognized compensation expense related to nonvested restricted stock unit compensation arrangements was $14.1 million. This expense is expected to be recognized over a weighted-average period of 3.8 years. The total fair value of restricted stock units vested during the years ended December 31, 2007, 2006 and 2005 was $1.9 million, $7.0 million and $6.1 million, respectively.
     Cash received from stock option exercises during the years ended December 31, 2007, 2006 and 2005 was $68.3 million, $89.2 million and $72.7 million, respectively. The actual tax benefit realized for the

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
tax deductions from option exercises totaled $36.4 million, $31.7 million and $18.7 million, respectively, during the years ended December 31, 2007, 2006 and 2005. Cash used to settle equity instruments granted under all share-based payment arrangements during the years ended December 31, 2007, 2006 and 2005 was immaterial in all periods.
     Cooper has a practice of repurchasing shares on the open market to satisfy shares issued for option exercises and share awards and expects to repurchase approximately 3.0 million shares during 2008, based on estimates of option exercises and share awards vesting for the year.
     The impact of adopting Statement 123(R) on January 1, 2006, on Cooper’s income from continuing operations before income taxes, net income and basic and diluted earnings per share during the year ended December 31, 2006 was immaterial.
NOTE 11: ACCUMULATED NONOWNER CHANGES IN EQUITY

	Pension and			Cumulative
	Postretirement	Minimum	Derivative	Translation
	Benefit Plans	Pension Liability	Instruments	Adjustment	Total
	(in millions)
Balance December 31, 2004	$—	$(67.7)	$1.5	$(66.0)	$(132.2)
Current year activity	—	(11.0)	4.8	(37.9)	(44.1)

Balance December 31, 2005	—	(78.7)	6.3	(103.9)	(176.3)
Current year activity	(86.9)	78.7	2.3	53.8	47.9

Balance December 31, 2006	(86.9)	—	8.6	(50.1)	(128.4)
Current year activity	9.7	—	17.7	20.3	47.7

Balance December 31, 2007	$(77.2)	$—	$26.3	$(29.8)	$(80.7)

	2007			2006			2005
	Before	Tax		Before	Tax		Before	Tax
	Tax	(Expense)	Net	Tax	(Expense)	Net	Tax	(Expense)	Net
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(in millions)
Pension and postretirement benefit plans	$14.9	$(5.2)	$9.7	$(142.0)	$55.1	$(86.9)	$—	$—	$—

Minimum pension liability adjustment	—	—	—	130.8	(52.1)	78.7	(18.1)	7.1	(11.0)

Change in fair value of derivatives	29.9	(12.0)	17.9	15.3	(6.1)	9.2	10.7	(4.3)	6.4
Reclassification to earnings	(0.4)	0.2	(0.2)	(11.4)	4.5	(6.9)	(2.7)	1.1	(1.6)

	29.5	(11.8)	17.7	3.9	(1.6)	2.3	8.0	(3.2)	4.8

Translation adjustment	31.3	(11.0)	20.3	82.8	(29.0)	53.8	(58.3)	20.4	(37.9)

Other nonowner changes in equity	$75.7	$(28.0)	$47.7	$75.5	$(27.6)	$47.9	$(68.4)	$24.3	$(44.1)

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12: INCOME TAXES

	Year Ended December 31,
	2007	2006	2005
	($ in millions)
Components of income from continuing operations before income taxes:
U.S. operations	$317.3	$234.0	$104.4
Non-U.S. operations	508.9	413.7	390.6

Income from continuing operations before income taxes	$826.2	$647.7	$495.0

Components of income tax expense:
Current:
U.S. Federal	$17.3	$67.6	$21.5
U.S. state and local	10.1	11.6	14.2
Non-U.S.	94.1	68.8	46.7

	121.5	148.0	82.4

Deferred:
U.S. Federal	10.7	21.1	3.6
U.S. state and local	8.7	2.0	1.7
Non-U.S.	(7.0)	(7.7)	16.2

	12.4	15.4	21.5

Income tax expense	$133.9	$163.4	$103.9

Total income taxes paid	$158.4	$175.0	$90.9

Effective tax rate reconciliation:
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.0	1.8	1.2
Non-U.S. Operations	(8.3)	(10.6)	(13.8)
Extraterritorial income exclusion	(1.9)	(0.3)	(0.6)
Tax credits	(0.4)	(0.5)	(0.7)
Federal audit settlements	(6.8)	—	—
Statute expirations	(2.0)	—	—
Other	(1.4)	(0.2)	(0.1)

Effective tax rate attributable to continuing operations	16.2%	25.2%	21.0%

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2007	2006
	(in millions)

Components of deferred tax assets and liabilities:
Deferred tax assets:
Postretirement and other employee welfare benefits	$45.2	$44.6
Accrued liabilities	340.5	344.4
Pension plans	19.1	19.1
Net operating loss carryforward	20.8	23.3
Other	—	9.9

Gross deferred tax assets	425.6	441.3
Valuation allowance	(7.7)	(8.4)

Total deferred tax assets	417.9	432.9

Deferred tax liabilities:
Property, plant and equipment and intangibles	(269.1)	(223.6)
Inventories	(3.7)	(8.7)
Pension plans	(12.2)	(13.6)
Other	(25.7)	—

Total deferred tax liabilities	(310.7)	(245.9)

Net deferred tax asset	$107.2	$187.0

          Generally, Cooper provides United States income tax that would be imposed on the repatriation of the earnings of its non-U.S. operations. However, as of December 31, 2007 and 2006, United States income taxes have not been provided on approximately $99 million and $125 million, respectively, of undistributed non-U.S. earnings that are expected to be permanently reinvested outside the United States.
          The 2007 fourth quarter includes a $20.3 million reduction of income taxes expense due to expiration of the statute of limitations regarding certain potential tax exposure matters, changes to the state and international valuation allowances and tax benefits related to certain international reorganizations.
          The 2007 second quarter includes a $63.5 million reduction of income taxes expense. The United States Internal Revenues Service (“IRS”) challenged Cooper’s treatment of gains and interest deductions claimed on its 2000 through 2003 federal income tax returns, relating to transactions involving government securities. If the proposed adjustments were upheld, it would require Cooper to pay approximately $93.7 million in taxes plus accrued interest. During the second quarter of 2007, the IRS and Cooper finalized a settlement regarding these transactions.
          On February 1, 2007, the IRS issued its examination report for the 2002 through 2004 tax years. In addition to the finding related to transactions involving government securities discussed above, the IRS challenged Cooper’s treatment of certain interest payments made during these years to a subsidiary. If the proposed adjustments were upheld, it would require Cooper to pay approximately $140 million of federal withholding tax plus accrued interest. On May 2, 2007, the IRS issued a letter to Cooper accepting Cooper’s positions regarding treatment of these interest payments for the 2002 through 2004 years.

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
          In addition to the items discussed above, Cooper believes it is reasonably possible that additional tax benefits could be recognized within the next 12 months as various tax audits are concluded and statutes expire. However, an estimate of the range of these benefits cannot be reasonably made.
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
          Cooper and its subsidiaries have both non-U.S. and United States State operating losses available to carry forward to future tax years. These losses generally have a carry forward period of either 15 or 20 years from the date created. If unused, the losses are set to expire throughout the period 2008 to 2026, with the most significant portion of these losses expiring during the period 2018 through 2022.
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

(in millions)
Balance as of January 1, 2007	$113.7
Additions for tax positions of the current year	9.7
Additions for tax positions of prior years	—
Reduction in tax positions for statute expirations	(20.7)
Reduction in tax positions for audit settlements	(45.4)

Balance at December 31,2007	$57.3

          Approximately $56.8 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.
          Cooper recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes expense. During the years ended December 31, 2007 and 2006, Cooper recognized $5.8 million and $6.9 million in interest and penalties, respectively. Cooper had $11.5 million and $16.8 million in interest and penalties accrued at December 31, 2007 and 2006, respectively.
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFITS
          Cooper and its subsidiaries have numerous defined benefit pension plans and other postretirement benefit plans. The benefits provided under Cooper’s various postretirement benefit plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
medical care accounting for approximately 90% of the total. Current employees, unless grandfathered under plans assumed in acquisitions, are not provided postretirement benefits other than pensions. The vast majority of the annual other postretirement benefit expense is related to employees who are already retired. The measurement date for all plan disclosures is December 31.
          During June 2006, Cooper announced that, effective January 1, 2007, future benefit accruals would cease under the Cooper U. S. Salaried Pension Plan. Benefits earned through December 31, 2006 would remain in each participant’s Salaried Pension Plan account. The account balance will continue to earn interest credits until a participant is eligible for and elects to receive the plan benefit. Cooper recognized a curtailment loss of $4.2 million in the second quarter of 2006 as a result of this action. Beginning in 2007, Cooper makes a cash contribution equal to 3% of compensation to the Cooper Retirement Savings and Stock-Ownership Plan (“CO-SAV”). Cooper further increased the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match up to 6% of employee contributions.
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

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(in millions)
Change in benefit obligation:
Benefit obligation at January 1	$768.2	$783.7	$94.8	$105.0
Service cost	4.0	16.7	0.1	0.1
Interest cost	41.4	41.4	5.2	5.6
Benefit payments	(54.0)	(43.8)	(8.2)	(9.3)
Actuarial (gain) loss	(29.6)	2.7	1.2	(3.4)
Exchange rate changes	11.0	17.3	—	—
Settlements	(5.0)	(26.0)	—	—
Curtailment	—	(5.7)	—	(3.2)
Amendments	0.5	(21.7)	—	—
Other	2.3	3.6	—	—

Benefit obligation at December 31	738.8	768.2	93.1	94.8

Change in plan assets:
Fair value of plan assets at January 1	666.7	650.1	—	—
Actual return on plan assets	32.2	63.4	—	—
Employer contributions	6.4	9.8	8.2	9.3
Benefit payments	(54.0)	(43.8)	(8.2)	(9.3)
Exchange rate changes	1.4	9.7	—	—
Settlements	(1.7)	(23.1)	—	—
Other	0.6	0.6	—	—

Fair value of plan assets at December 31	651.6	666.7	—	—

Net amount recognized (funded status)	$(87.2)	$(101.5)	$(93.1)	$(94.8)

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(in millions)
Assets and liabilities recognized in the balance sheet consist of:
Noncurrent assets	$33.6	$41.9	$—	$—
Accrued liabilities	(7.6)	(4.4)	(11.6)	(11.6)
Long-term liabilities	(113.2)	(139.0)	(81.5)	(83.2)

	$(87.2)	$(101.5)	$(93.1)	$(94.8)

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
		(in millions)
Amounts recognized in accumulated other nonowner changes in equity consist of:
Net actuarial (gain) loss	$196.0	$217.6	$(35.3)	$(39.1)
Prior service cost	(16.3)	(19.0)	(15.5)	(17.5)

	$179.7	$198.6	$(50.8)	$(56.6)

          The incremental effect of adopting SFAS No. 158 on individual consolidated balance sheet line items as of December 31, 2006 was as follows:

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
	(in millions)
Deferred income taxes and other noncurrent assets	$335.6	$(156.8)	$178.8
Accrued liabilities	541.9	(19.6)	522.3
Postretirement benefits other than pensions	139.8	(56.6)	83.2
Other long-term liabilities	356.6	(72.4)	284.2
Accumulated other nonowner changes in equity	(120.2)	(8.2)	(128.4)
          The accumulated benefit obligation for defined benefit pension plans was $728.1 million and $758.3 million at December 31, 2007 and 2006, respectively.
          The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $131.3 million, $125.3 million and $10.6 million, respectively as of December 31, 2007 and $313.2 million, $307.3 million and $172.0 million, respectively at December 31, 2006.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(in millions)
Components of net periodic benefit cost:
Service cost	$4.0	$16.7	$17.5	$0.1	$0.1	$0.2
Interest cost	41.4	41.4	41.0	5.2	5.6	6.8
Expected return on plan assets	(51.1)	(49.1)	(50.7)	—	—	—
Amortization of prior service cost	(2.1)	0.5	0.6	(2.0)	(2.0)	(0.4)
Recognized actuarial (gain) loss	10.9	13.2	10.0	(2.6)	(2.9)	(3.0)
Settlement loss	0.7	4.1	0.5	—	—	—
Curtailment (gain) loss	0.1	4.2	—	—	(3.2)	—

Net periodic benefit cost	$3.9	$31.0	$18.9	$0.7	$(2.4)	$3.6

          The estimated net loss and prior service cost credit for the defined benefit pension plans that will be amortized from accumulated other nonowner changes in equity into net periodic benefit cost over the next fiscal year are $9.7 million and $(2.1) million, respectively. The estimated net gain and prior service credit for the other postretirement plans that will be amortized from accumulated other nonowner changes in equity into net periodic benefit cost over the next fiscal year are $(2.5) million and $(2.0) million, respectively.

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.50% - 6.00%	4.50% - 5.75%	6.00%	5.75%
Rate of compensation increase	2.75% - 3.50%	2.75% - 4.00%	—	—

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Weighted average assumptions used to determine net costs for the years ended December 31:
Discount rate	4.50% - 5.75%	4.25% - 5.60%	5.75%	5.60%
Expected return on plan assets	6.00% - 8.25%	6.00% - 8.25%	—	—
Rate of compensation increase	2.75% - 3.50%	2.75% - 4.00%	—	—

	2007	2006
Assumed healthcare cost trend rates:
Healthcare cost trend rate assumed for next year	8.00%	8.00%
Rate to which trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend rate	2010	2010

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(in millions)
A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
Effect on total of service and interest cost components	$0.3	$(0.3)
Effect on the postretirement benefit obligation	$4.6	$(4.1)

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Defined benefit pension plan assets consist of:

	Percentage of Plan Assets at
	December 31,
Asset Category	2007	2006
Equity Securities	60%	60%
Debt Securities	40%	40%

	100%	100%

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
          During 2008, Cooper expects to contribute approximately $4.7 million in cash to the defined benefit pension plans. Other postretirement benefit plans are not subject to any minimum regulatory funding requirements. Cooper funds these benefits payments as incurred.
          Estimated future benefit payments for the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $52.4 million in 2008, $52.7 million in 2009, $52.3 million in 2010, $52.5 million in 2011, $55.8 million in 2012 and $261.6 million for 2013 through 2017.
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
          During 2007, 2006 and 2005, expense with respect to defined contribution plans (primarily related to various groups of hourly employees) totaled $13.1 million, $18.3 million and $17.8 million, respectively. See Note 14 of the Notes to the Consolidated Financial Statements regarding CO-SAV contributions.
NOTE 14: RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN
          All full-time domestic employees, except for certain bargaining unit employees, are eligible to participate in the Cooper Retirement Savings and Stock Ownership Plan (“CO-SAV”). Under the terms of the CO-SAV plan, employee savings deferrals are partially matched with Cooper common stock. Compensation expense representing these common stock matches for the CO-SAV plan was $27.6 million, $20.1 million and $19.5 million in 2007, 2006 and 2005, respectively.
          Also, during 2007, Cooper recognized defined contribution expense as the result of cash contributions to the CO-SAV plan of $16.7 million. Effective January 1, 2007, Cooper announced the

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
cessation of future benefit accruals under the Cooper U.S. Salaried Pension Plan. Beginning in 2007, Cooper makes a cash contribution to the CO-SAV plan of 3% of compensation for those employees previously covered under the U.S. Salaried Pension Plan. Cooper further increased the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match up to 6% of employee contributions.
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
          The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, support systems, enclosures, specialty connectors, wiring devices, plugs, receptacles, lighting fixtures and controls, hazardous duty electrical equipment, fuses, emergency lighting, fire detection and mass notification systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution.
          The Tools segment manufactures, markets and sells hand tools for industrial, construction and consumer markets; automated assembly systems for industrial markets and electric and pneumatic industrial power tools, related electronics and software control and monitoring systems for general industry, primarily automotive and aerospace manufacturers.
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
     Financial information by industry segment was as follows:

	Revenues			Operating Earnings			Total Assets
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in millions)

Electrical Products	$5,108.4	$4,426.0	$3,997.5	$848.2	$703.2	$585.0	$4,492.6	$3,960.8	$3,600.9
Tools	794.7	758.6	732.9	94.0	85.6	66.7	689.5	686.6	700.5

Total management reporting	$5,903.1	$5,184.6	$4,730.4	942.2	788.8	651.7	5,182.1	4,647.4	4,301.4

General Corporate expense				(98.1)	(94.7)	(91.9)
Income from Belden agreement				33.1	5.1	—

Operating earnings				877.2	699.2	559.8
Interest expense, net				(51.0)	(51.5)	(64.8)

Consolidated income from continuing operations before income taxes				$826.2	$647.7	$495.0

Corporate assets							951.4	727.4	913.7

Consolidated assets							$6,133.5	$5,374.8	$5,215.1

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Electrical			Consolidated
	Products	Tools	Corporate	Total
	(in millions)

2007
Depreciation and amortization	$97.4	$20.2	$0.6	$118.2
Capital expenditures	78.1	10.0	27.4	115.5
Investment in unconsolidated affiliates	19.5	—	—	19.5

2006
Depreciation and amortization	$90.4	$20.0	$1.3	$111.7
Capital expenditures	60.8	9.1	15.4	85.3
Investment in unconsolidated affiliates	21.3	—	—	21.3

2005
Depreciation and amortization	$88.7	$20.1	$2.2	$111.0
Capital expenditures	69.9	12.4	14.4	96.7
Investment in unconsolidated affiliates	21.6	—	—	21.6
Geographic Information
          Revenues and long-lived assets by country are summarized below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Revenues are generally denominated in the currency of the location of the assets producing the revenues.

	Revenues			Long-Lived Assets
	2007	2006	2005	2007	2006	2005
	(in millions)

United States	$4,212.7	$3,781.1	$3,459.5	$509.3	$490.0	$726.3
Germany	296.1	253.5	235.0	42.8	38.7	35.0
United Kingdom	368.4	305.3	311.3	48.6	41.1	57.2
Canada	241.2	226.3	205.1	4.3	0.7	0.8
Mexico	187.5	172.4	139.2	82.3	83.2	87.7
Other countries	597.2	446.0	380.3	100.9	80.2	69.0

	$5,903.1	$5,184.6	$4,730.4	$788.2	$733.9	$976.0

     International revenues by destination, based on the location products were delivered, were as follows by segment:

	International Revenues
	2007	2006	2005
	(in millions)
Electrical Products	$1,646.1	$1,312.5	$1,152.6
Tools	377.4	343.0	312.9

	$2,023.5	$1,655.5	$1,465.5

NOTE 16: CHARGE RELATED TO DISCONTINUED OPERATIONS
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition and indicated that Federal-Mogul may not honor the indemnification obligations to Cooper. To the extent Cooper is obligated to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2007, a total of 143,543 Abex Claims were filed, of which 114,084 claims have been resolved leaving 29,450 Abex Claims pending at December 31, 2007, that are the responsibility of Federal-Mogul. During the year ended December 31, 2007, 2,005 claims were filed and 3,855 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,159 before insurance. A total of $129.5 million was spent on defense costs for the period August 28, 1998 through December 31, 2007. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The U.S. Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization on November 8, 2007, and the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s order on November 14, 2007. As part of its ruling, the Bankruptcy Court approved the settlement between Cooper and Federal-Mogul, which requires payment of $138 million to Cooper in the event Cooper’s participation in the Federal-Mogul 524(g) trust is not approved for any reason. The Bankruptcy Court stated that it would consider approving Cooper’s participation in the Federal-Mogul 524(g) trust at a later time, and that its order confirming the plan of reorganization and approving the settlement between Cooper and Federal-Mogul does not preclude later approval of Cooper’s participation in the 524(g) trust. Accordingly, in an effort to continue working towards approval of Cooper’s participation in the trust and to address certain legal issues identified by the Court, Cooper, Pneumo Abex, Federal Mogul, and other plan supporters filed Modified Plan A Settlement Documents on December 13, 2007. The Modified Plan A Settlement Documents are the same in all material respects as the settlement documents filed with the Bankruptcy Court on July 7, 2006, except that the Modified Plan A Settlement Documents remove provisions relating to insurance, to which various insurers and others had objected, and require a final, non-appealable order before Cooper is obligated to contribute to the asbestos claims settlement trust. If the Bankruptcy Court approves the modified settlement and that settlement is implemented, Cooper, through Pneumo-Abex LLC, will continue to have access to Abex insurance policies, but the settlement no longer provides for payments of insurance proceeds to the trust. Briefing with respect to the Modified Plan A Settlement Documents was expected to be concluded by February 11, 2008, and the Bankruptcy Court has scheduled a hearing to address the modified settlement on February 25, 2008. There is no assurance, however, that the Court will render a decision on that date.
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the revised agreement would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to bankruptcy court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known. The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $510.0 million at December 31, 2007 and $529.6 million at December 31, 2006.

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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. The net gain or loss on contracts designated, as fair value hedges was not material during 2007, 2006 or 2005. Currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. The net gain or loss on contracts designated as cash flow hedges was not material during 2007, 2006 or 2005. Cooper also enters into certain currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to short-term intercompany financing transactions.
     Cooper enters into commodity futures contracts and swaps to reduce the volatility of price fluctuations on a portion of its forecasted annual material purchases. These instruments are designated as cash flow hedges. The net gain or loss on commodity futures contracts and swaps was not material in 2007, 2006 or 2005.
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
     During August 2003, Cooper entered into interest-rate swaps to effectively convert $300 million of 5.25% long-term fixed-rate debt to variable-rate debt at the six-month LIBOR rate plus 1.91% (with semi-annual reset). The interest-rate swaps were designated as fair value hedges. The notional principal amount

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
and maturity dates of the interest-rate swaps matched the underlying long-term debt, which matured in July 2007. During 2007 and 2006, Cooper recognized $3.1 million and $5.8 million, respectively, of additional interest expense, net related to the interest-rate swaps. During the year ended December 31, 2005, Cooper recognized a $0.1 million reduction of interest expense, net related to the interest-rate swaps.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. At December 31, 2007, Cooper estimates that approximately $0.4 million of net gains on derivative instruments designated as cash flow hedges will be reclassified from accumulated nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2007, 2006 and 2005 was not material.
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at December 31, 2007 and 2006.

	December 31,
	2007	2006
	(in millions)
U.S. Dollar	$552.6	$224.3
Euro	154.7	122.5
Mexican Peso	39.1	23.2
British Pound Sterling	25.0	8.5
Other	14.3	0.7

	$785.7	$379.2

Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $99.5 million and $118.6 million at December 31, 2007 and 2006, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 4.7% of accounts receivable.
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, investments, restricted cash, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, investments, restricted cash, trade receivables and trade payables are considered to be representative of their respective fair values. Cooper had approximately $1.27 billion and $1.0 billion of debt instruments at December 31, 2007 and 2006, respectively. The book value of these instruments was approximately equal to fair value (as represented primarily by quoted market prices) at December 31, 2007 and 2006.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 18: NET INCOME PER COMMON SHARE

	Basic			Diluted
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
		($ in millions, shares in thousands)
Income from continuing operations	$692.3	$484.3	$391.1	$692.3	$484.3	$391.1
Charge from discontinued operations	—	20.3	227.2	—	20.3	227.2

Net income applicable to common stock	$692.3	$464.0	$163.9	$692.3	$464.0	$163.9

Weighted average common shares outstanding	182,290	183,546	185,040	182,290	183,546	185,040

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards				3,238	4,038	5,058

Weighted average common shares and common share equivalents				185,528	187,584	190,098

     Options and employee awards are not considered in the calculations if the effect would be antidilutive.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 19: UNAUDITED QUARTERLY OPERATING RESULTS

	2007 (by quarter)
	1	2	3	4
		(in millions, except per share data)
Revenues	$1,394.0	$1,463.7	$1,501.3	$1,544.1
Cost of sales	944.9	984.6	1,008.1	1,032.4
Selling and administrative expenses	255.4	269.1	276.7	287.8

Operating earnings	193.7	210.0	216.5	223.9
Income from Belden agreement	—	3.3	23.5	6.3
Interest expense, net	12.9	12.9	12.3	12.9

Income from continuing operations before income taxes	180.8	200.4	227.7	217.3
Income taxes	48.9	(8.8)	55.8	38.0

Income from continuing operations	131.9	209.2	171.9	179.3
Charge related to discontinued operations	—	—	—	—

Net income	$131.9	$209.2	$171.9	$179.3

Income per Common share
Basic:
Income from continuing operations	$.72	$1.14	$.94	$1.00
Charge from discontinued operations	—	—	—	—

Net income	$.72	$1.14	$.94	$1.00

Diluted:
Income from continuing operations	$.71	$1.12	$.93	$.98
Charge from discontinued operations	—	—	—	—

Net income	$.71	$1.12	$.93	$.98

	2006 (by quarter)
	1	2	3	4
		(in millions, except per share data)
Revenues	$1,240.9	$1,287.8	$1,314.6	$1,341.3
Cost of sales	846.8	870.3	887.2	917.2
Selling and administrative expenses	237.5	244.3	240.8	246.4

Operating earnings	156.6	173.2	186.6	177.7

Income from Belden agreement	—	—	—	5.1
Interest expense, net	12.1	12.4	14.0	13.0

Income from continuing operations before income taxes	144.5	160.8	172.6	169.8
Income taxes	36.8	41.0	44.4	41.2

Income from continuing operations	107.7	119.8	128.2	128.6
Charge related to discontinued operations	—	20.3	—	—

Net income	$107.7	$99.5	$128.2	$128.6

Income per Common share
Basic:
Income from continuing operations	$.59	$.65	$.70	$.71
Charge from discontinued operations	—	.11	—	—

Net income	$.59	$.54	$.70	$.71

Diluted:
Income from continuing operations	$.57	$.64	$.69	$.69
Charge from discontinued operations	—	.11	—	—

Net income	$.57	$.53	$.69	$.69

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
Consolidating Income Statements
Year Ended December 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$3,758.4	$2,417.9	$(273.2)	$5,903.1
Cost of sales	—	0.2	(0.4)	2,607.0	1,636.4	(273.2)	3,970.0
Selling and administrative expenses	9.2	18.0	270.2	556.2	434.4	(199.0)	1,089.0
Income from Belden agreement	—	—	—	—	33.1	—	33.1
Interest expense, net	(1.3)	33.6	25.2	—	(6.5)	—	51.0
Equity in earnings of subsidiaries, net of tax	649.3	40.4	486.3	76.9	330.0	(1,582.9)	—
Intercompany income (expense)	(33.3)	(27.3)	—	(168.8)	344.1	(114.7)	—

Income (loss) from continuing operations before income taxes	608.0	(38.7)	191.4	503.3	1,060.8	(1,498.6)	826.2
Income tax expense (benefit)	—	(30.2)	(138.6)	147.9	154.8	—	133.9

Income from continuing operations	608.0	(8.5)	330.0	355.4	906.0	(1,498.6)	692.3
Charge related to discontinued operations, net of tax	—	—	—	—	—	—	—

Net income (loss)	$608.0	$(8.5)	$330.0	$355.4	$906.0	$(1,498.6)	$692.3

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Income Statements
Year Ended December 31, 2006
(in millions)

			Cooper
		Cooper	US,		Other	Consolidating
	Cooper	Industries, LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$3,367.1	$2,055.2	$(237.7)	$5,184.6
Cost of sales	(5.1)	(1.0)	0.6	2,358.1	1,406.6	(237.7)	3,521.5
Selling and administrative expenses	9.6	19.7	64.9	509.1	365.7	—	969.0
Income from Belden agreement	—	—	—	—	5.1	—	5.1
Interest expense, net	(0.8)	45.0	12.2	—	(4.9)	—	51.5
Equity in earnings of subsidiaries, net of tax	584.5	(105.3)	337.9	96.4	338.5	(1,252.0)	—
Intercompany income (expense)	(18.2)	133.8	22.4	(369.7)	330.4	(98.7)	—

Income (loss) from continuing operations before income taxes	562.6	(35.2)	282.6	226.6	961.8	(1,350.7)	647.7
Income tax expense (benefit)	—	(29.9)	(56.0)	48.4	200.9	—	163.4

Income from continuing operations	562.6	(5.3)	338.6	178.2	760.9	(1,350.7)	484.3
Charge related to discontinued operations, net of tax	—	20.3	—	—	—	—	20.3

Net income (loss)	$562.6	$(25.6)	$338.6	$178.2	$760.9	$(1,350.7)	$464.0

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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Balance Sheets
December 31, 2007
(in millions)

			Cooper
		Cooper	US,		Other	Consolidating
	Cooper	Industries, LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Cash and cash equivalents	$1.3	$—	$23.1	$(1.1)	$209.5	$—	$232.8
Investments	—	—	93.7	—	—	—	93.7
Receivables	1.1	—	0.3	539.3	507.9	—	1,048.6
Inventories	—	—	—	346.2	297.5	—	643.7
Deferred income taxes and other current assets	0.7	119.2	64.3	44.8	55.2	—	284.2

Total current assets	3.1	119.2	181.4	929.2	1,070.1	—	2,303.0

Restricted cash	—	—	—	—	290.1	—	290.1
Property, plant and equipment, less accumulated depreciation	—	—	63.9	326.9	329.0	—	719.8
Goodwill	—	—	—	1,249.7	1,290.6	—	2,540.3
Investment in subsidiaries	5,158.1	620.3	4,779.5	1,030.8	3,785.5	(15,374.2)	—
Investment in parent	—	—	2,872.2	—	312.7	(3,184.9)	—
Intercompany accounts Receivable	—	787.4	—	1,337.0	737.7	(2,862.1)	—
Intercompany notes Receivable	162.4	25.8	1,155.2	0.3	4,422.1	(5,765.8)	—
Deferred income taxes and other noncurrent assets	—	14.5	8.0	48.9	208.9	—	280.3

Total assets	$5,323.6	$1,567.2	$9,060.2	$4,922.8	$12,446.7	$(27,187.0)	$6,133.5

Short-term debt	$—	$—	$228.7	$—	$27.4	$—	$256.1
Accounts payable	37.8	5.1	19.1	218.2	252.9	—	533.1
Accrued liabilities	6.2	39.0	72.2	261.5	187.8	—	566.7
Current discontinued operations liability	—	179.1	—	—	—	—	179.1
Current maturities of long-term debt	—	100.1	—	—	—	—	100.1

Total current liabilities	44.0	323.3	320.0	479.7	468.1	—	1,635.1

Long-term debt	—	277.2	624.1	8.0	0.6	—	909.9
Intercompany accounts payable	34.8	—	2,826.1	—	—	(2,860.9)	—
Intercompany notes payable	815.0	692.6	1,869.0	1,741.8	647.2	(5,765.6)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term Liabilities	—	(86.1)	155.6	187.8	159.3	—	416.6

Total liabilities	893.8	1,537.0	5,794.8	2,417.3	1,275.2	(8,626.5)	3,291.6

Class A common stock	2.1	—	—	—	—	(0.3)	1.8
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary common stock	—	—	170.0	—	371.4	(541.4)	—
Capital in excess of par value	3,458.5	—	743.7	1,427.0	7,496.1	(13,039.6)	85.7
Retained earnings	916.4	116.2	2,468.7	1,055.3	3,335.9	(5,057.4)	2,835.1
Accumulated other non- owner changes in equity	51.7	(86.0)	(117.0)	23.2	(31.9)	79.3	(80.7)

Total shareholders’ equity	4,429.8	30.2	3,265.4	2,505.5	11,171.5	(18,560.5)	2,841.9

Total liabilities and shareholders’ equity	$5,323.6	$1,567.2	$9,060.2	$4,922.8	$12,446.7	$(27,187.0)	$6,133.5

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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$(33.5)	$(80.8)	$(192.8)	$329.1	$773.3	$—	$795.3

Cash flows from investing activities:
Short-term investments	—	—	(93.7)	—	—	—	(93.7)
Cash restricted for business acquisition	—	—	—	—	(290.1)	—	(290.1)
Capital expenditures	—	—	(27.1)	(52.5)	(35.9)	—	(115.5)
Cash paid for acquired businesses	—	—	—	(75.0)	(261.1)	—	(336.1)
Investment in affiliates	—	—	(356.0)	(16.1)	—	372.1	—
Loans to affiliates	(222.4)	—	(417.4)	—	(1,070.6)	1,710.4	—
Repayments of loans from affiliates	151.9	—	—	0.5	1,045.3	(1,197.7)	—
Dividends from affiliates	—	—	105.8	47.1	6.7	(159.6)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	—	1.8	—	1.8

Net cash provided by (used in) investing activities	(70.5)	—	(788.4)	(96.0)	(603.9)	725.2	(833.6)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	528.7	—	18.6	—	547.3
Debt issuance costs	—	—	(2.7)	—	—	—	(2.7)
Proceeds from debt derivatives	—	—	10.0	—	—	—	10.0
Repayments of debt	—	(300.0)	—	—	(3.3)	—	(303.3)
Borrowings from affiliates	899.7	361.8	448.9	—	—	(1,710.4)	—
Repayments of loans to affiliates	(710.3)	—	(485.7)	—	(1.7)	1,197.7	—
Other intercompany financing activities	229.7	19.0	294.7	(231.4)	(201.8)	(110.2)	—
Dividends	(154.3)	—	—	—	—	—	(154.3)
Dividends paid to affiliates	(114.7)	—	—	—	(44.9)	159.6	—
Purchase of common shares	(255.3)	—	(88.6)	—	—	—	(343.9)
Excess tax benefits from stock options and awards	—	—	25.8	—	—	—	25.8
Issuance of stock	—	—	—	—	62.9	(62.9)	—
Employee stock plan activity and other	199.0	—	68.3	—	—	(199.0)	68.3

Net cash provided by (used in) financing activities	93.8	80.8	799.4	(231.4)	(170.2)	(725.2)	(152.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	0.4	—	0.4

Increase (decrease) in cash and cash equivalents	(10.2)	—	(181.8)	1.7	(0.4)	—	(190.7)
Cash and cash equivalents, beginning of period	11.5	—	204.9	(2.8)	209.9	—	423.5

Cash and cash equivalents, end of period	$1.3	$—	$23.1	$(1.1)	$209.5	$—	$232.8

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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2005
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$(10.4)	$(141.6)	$2.0	$103.6	$619.9	$—	$573.5

Cash flows from investing activities:
Capital expenditures	—	—	(14.4)	(40.7)	(41.6)	—	(96.7)
Cash paid for acquired businesses	—	—	—	—	(7.1)	—	(7.1)
Investment in affiliates	(11.1)	(225.0)	(49.2)	(3.4)	—	288.7	—
Sale of investment in affiliates	—	—	—	—	130.9	(130.9)	—
Loans to affiliates	(46.0)	(23.5)	(646.7)	(0.7)	(238.3)	955.2	—
Repayments of loans from affiliates	27.7	—	—	—	46.2	(73.9)	—
Dividends from affiliates	10.0	0.9	98.4	52.8	5.1	(167.2)	—
Other	—	1.5	—	0.6	11.5	—	13.6

Net cash provided by (used in) investing activities	(19.4)	(246.1)	(611.9)	8.6	(93.3)	871.9	(90.2)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	325.0	—	1.4	—	326.4
Repayments of debt	—	(229.0)	—	—	(481.4)	—	(710.4)
Borrowings from affiliates	235.8	258.7	—	5.9	454.8	(955.2)	—
Repayments of loans to affiliates	(46.2)	—	—	—	(27.7)	73.9	—
Other intercompany financing activities	(11.7)	358.0	227.6	(100.6)	(473.3)	—	—
Dividends	(138.1)	—	—	—	—	—	(138.1)
Dividends paid to affiliates	(70.2)	—	—	(22.2)	(74.8)	167.2	—
Subsidiary purchase of parent shares	12.8	—	(113.3)	—	(110.5)	—	(211.0)
Issuance of stock	—	—	—	—	157.8	(157.8)	—
Employee stock plan activity and other	—	—	68.9	—	—	—	68.9

Net cash provided by (used in) financing activities	(17.6)	387.7	508.2	(116.9)	(553.7)	(871.9)	(664.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(19.1)		(19.1)

Decrease in cash and cash equivalents	(47.4)	—	(101.7)	(4.7)	(46.2)	—	(200.0)
Cash and cash equivalents, beginning of period	111.5	—	246.1	1.2	294.0	—	652.8

Cash and cash equivalents, end of period	$64.1	$—	$144.4	$(3.5)	$247.8	$—	$452.8

Index to Exhibits

2.0	Agreement and Plan of Merger among Cooper Industries, Inc., Cooper Mergerco, Inc. and Cooper Industries, Ltd. (incorporated herein by reference to Annex I to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.1	Memorandum of Association of Cooper Industries, Ltd. (incorporated herein by reference to Annex II to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.2	Amended and Restated Bye-Laws of Cooper Industries, Ltd. (incorporated herein by reference to Annex III to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

4.1	Amended and Restated Rights Agreement dated as of August 3, 2007 between Cooper Industries, Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Cooper’s Amendment No. 1 to Registration Statement on Form 8-A, Registration No. 001-31330).

4.2	Amended and Restated Voting Agreement between Cooper Industries, Ltd., Cooper Industries, Inc. and Cooper Bermuda Investments Ltd. (incorporated herein by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

4.3	Indenture dated as of January 15, 1990, between Cooper Industries, Inc. and The Chase Manhattan Bank (National Association), as Trustee (incorporated herein by reference to Exhibit 4(a) to Cooper’s Registration Statement on Form S-3, Registration No. 33-33011).

4.4	First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JPMorgan Chase Bank, N.A., as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated herein by reference to Exhibit 4.3 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.5	Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.4 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.6	Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

4.7	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

4.8	Indenture dated as of November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed November 9, 2005).

4.9	Registration Rights Agreement dated November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors, and Banc of America Securities LLC and Citigroup Global Markets, Inc. as representatives of several initial purchasers of $325 million aggregate principal amount of debt securities (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed November 9, 2005).

4.10	Form of Indenture among Cooper US, Inc., Cooper Industries, Ltd. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K dated June 13, 2007).

4.11	Form of First Supplemental Indenture among Cooper US, Inc., Cooper Industries, Ltd., the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K dated June 13, 2007).

10.1	Cooper Industries, Inc. Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.4	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Description of Cooper Supplemental Executive Retirement Plan and Base Salary Deferral Program Adopted effective January 1, 2007 (incorporated by reference to Exhibit 10.5 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.8	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.9	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.10	Crouse-Hinds Company Officers’ Disability and Supplemental Pension Plan (September 10, 1999 Restatement, as amended) (incorporated by reference to Exhibit 10.11 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.11	Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement) (incorporated herein by reference to Exhibit 10.4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.12	First Amendment to Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement) (incorporated by reference to Exhibit 10.13 to Cooper’s Form 10-K for the year ended December 31, 2006).

10.13	Second Amendment to Cooper Industries Amended and Restated Stock Incentive Plan (February 9, 2005 Restatement) (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.14	Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.15	Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.16	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2005 to December 31, 2007 (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the period ended March 31, 2005).

10.17	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2006 to December 31, 2008 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2006).

10.18	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2007 to December 31, 2009 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.19	Cooper Industries Amended and Restated Management Annual Incentive Plan (February 13, 2006 Restatement) (incorporated herein by reference to Appendix C to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

10.20	First Amendment to Cooper Industries Amended and Restated Management Annual Incentive Plan (February 13, 2006 Restatement) (incorporated by reference to Exhibit 10.20 to Cooper’s Form 10-K for the year ended December 31, 2006).

10.21	Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (February 14, 2006 Restatement) (incorporated herein by reference to Appendix D to Cooper’s Proxy Statement for the Annual Meeting of Shareholders held on April 25, 2006).

10.22	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Stock Plan (February 14, 2006 Restatement) (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.23	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.24	Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement) (incorporated by reference to Exhibit 10.21 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.25	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement) (incorporated by reference to Exhibit 10.4 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.26	Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel, which applies if there is a Change in Control of Cooper

(incorporated herein by reference to Exhibit 10.5 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

10.27	Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel (incorporated by reference to Exhibit 10.23 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.28	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.29	Term Sheet Pneumo Abex Settlement Plan A and Plan B dated as of July 6, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Cooper’s Form 8-K dated July 20, 2006).

10.30	Plan B Settlement Agreement dated as of September 18, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 10.28 to Cooper’s Form 10-K for the year ended December 31, 2006).

10.31	Cooper (UK 2002) Employee Share Purchase Plan (incorporated by reference to Exhibit 10.25 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.32	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein (incorporated by reference to Exhibit 10.25 of Cooper’s Form 10-K for the year ended December 31, 2004).

10.33	Form of Executive Employment Agreement for employees who received stock option and performance share awards on February 13, 2006 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 8-K dated March 17, 2006).

10.34	Separation and Transition Agreement dated September 1, 2006 between Cooper Industries, Ltd. and David R. Sheil (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the quarter ended September 30, 2006).

10.35	Separation and Transition Agreement dated January 16, 2007 between Cooper Industries, Ltd. and Paul M. Isabella (incorporated by reference to Exhibit 10.33 to Cooper’s Form 10-K for the year ended December 31, 2006).

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2003 through 2007.

21.0	List of Cooper Industries, Ltd. Subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Bates White, LLC.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.