Form 10-Q
period 2008-03-31
COOPER INDUSTRIES LTD
filed 2008-05-02
CIK 1141982

`

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☑
Number of registrant’s common stock outstanding as of March 31, 2008 was 174,013,908 Class A common shares that are held by the public and 29,483,752 Class A common shares and 109,620,258 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

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
Signatures
Form of Executive Stock Incentive Agreement
Amended and Restated Stock Incentive Plan
Amended and Restated Directors' Stock Plan
Second Amendment to Amended and Restated Directors' Retainer Fee Stock Plan
Computation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in millions, except per share data)
Revenues	$1,546.1	$1,394.0
Cost of sales	1,022.2	944.9
Selling and administrative expenses	301.5	255.4

Operating earnings	222.4	193.7
Interest expense, net	14.9	12.9

Income before income taxes	207.5	180.8
Income taxes	54.1	48.9

Net income	$153.4	$131.9

Income per common share:
Basic	$.87	$.72

Diluted	$.86	$.71

Cash dividends declared per common share	$.25	$.21

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	(Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$139.2	$232.8
Investments	65.0	93.7
Receivables	1,139.2	1,048.6
Inventories	742.1	643.7
Deferred income taxes and other current assets	290.6	284.2

Total current assets	2,376.1	2,303.0

Restricted cash	5.6	290.1
Property, plant and equipment, less accumulated depreciation	763.1	719.8
Goodwill	2,736.5	2,540.3
Other noncurrent assets	386.9	280.3

Total assets	$6,268.2	$6,133.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$120.7	$256.1
Accounts payable	558.0	533.1
Accrued liabilities	529.0	566.7
Current discontinued operations liability	189.1	179.1
Current maturities of long-term debt	100.1	100.1

Total current liabilities	1,496.9	1,635.1

Long-term debt	1,207.4	909.9
Postretirement benefits other than pensions	81.0	81.4
Long-term discontinued operations liability	330.0	330.0
Other long-term liabilities	426.1	335.2

Total liabilities	3,541.4	3,291.6

Common stock, $.01 par value	1.7	1.8
Capital in excess of par value	—	85.7
Retained earnings	2,785.1	2,835.1
Accumulated other nonowner changes in equity	(60.0)	(80.7)

Total shareholders’ equity	2,726.8	2,841.9

Total liabilities and shareholders’ equity	$6,268.2	$6,133.5

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$153.4	$131.9

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	33.5	28.9
Deferred income taxes	12.3	(4.1)
Excess tax benefits from stock options and awards	(2.7)	(10.4)
Changes in assets and liabilities: (1)
Receivables	(35.3)	(93.2)
Inventories	(59.9)	(41.6)
Accounts payable and accrued liabilities	(59.3)	3.2
Other assets and liabilities, net	23.2	59.0

Net cash provided by operating activities	65.2	73.7

Cash flows from investing activities:
Proceeds from short-term investments	29.8	—
Proceeds from cash restricted for business acquisitions	284.5	—
Capital expenditures	(23.6)	(22.1)
Cash paid for acquired businesses	(267.1)	(124.3)
Proceeds from sales of property, plant and equipment and other	0.3	—

Net cash provided by (used in) investing activities	23.9	(146.4)

Cash flows from financing activities:
Proceeds from issuance of debt	297.6	—
Proceeds from debt derivatives	0.5	—
Repayments of debt	(192.8)	(1.0)
Dividends	(38.2)	(38.9)
Purchase of common shares	(266.4)	(39.3)
Excess tax benefits from stock options and awards	2.7	10.4
Proceeds from exercise of stock options	6.0	21.5

Net cash used in financing activities	(190.6)	(47.3)
Effect of exchange rate changes on cash and cash equivalents	7.9	1.3

Decrease in cash and cash equivalents	(93.6)	(118.7)
Cash and cash equivalents, beginning of period	232.8	423.5

Cash and cash equivalents, end of period	$139.2	$304.8

(1)	Net of the effects of acquisitions and translation.
The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Accounting Policies
     Basis of Presentation - The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2007 included in Part IV of Cooper’s 2007 Annual Report on Form 10-K.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. On February 12, 2008, the FASB delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For Cooper, this action defers the effective date for those assets and liabilities until January 1, 2009. The implementation of SFAS No. 157 as of January 1, 2008 for assets and liabilities not subject to the deferral described above did not have a material impact on the Company’s results of operations, financial position or cash flows. See Note 12 of the Notes to the Consolidated Financial Statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many eligible recognized financial assets and financial liabilities, financial instruments and certain other eligible items at fair value that are not otherwise required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. For Cooper, the Statement was effective January 1, 2008. The implementation of SFAS No. 159 as of January 1, 2008 did not have any impact on the Company’s results of operations, financial position or cash flows as Cooper did not elect to measure any eligible items at fair value that are not already required to be measured at fair value.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No.141(R)”). SFAS No. 141(R) provides enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect on the Company. This Statement, together with the International Accounting Standards Board’s (“IASB”) IFRS 3, Business Combinations, completes a joint effort by the FASB and IASB to improve financial reporting about business combinations and promotes the international convergence of accounting standards. For Cooper, SFAS No. 141(R) applies prospectively to business combinations completed on or after January 1, 2009 and is not subject to early adoption. Cooper is currently evaluating the potential impact of SFAS No. 141(R) on business combinations and related valuations.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidating Financial Statements (“SFAS No. 160”). SFAS No. 160 provides enhanced guidance related to the disclosure of information regarding noncontrolling interest in a subsidiary and their effect on the Company. This Statement, together with the IASB’s IAS 27, Consolidated and Separate Financial Statements, concludes a joint effort by the FASB and IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements and promotes international convergence of accounting standards. For Cooper, SFAS No. 160 is effective in 2009. Cooper is currently evaluating the impact of this Statement on its consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. For Cooper, SFAS No. 161 is effective in 2009. Cooper is currently evaluating the impact of this Statement on the disclosures to its consolidated financial statements.
Note 2. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. The Plan was updated in April 2008 to increase by 7 million the number of authorized shares available under the Plan, to extend the term of the Plan from November 7, 2010 to November 7, 2015 and for certain other matters. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million, including the 7 million shares authorized by shareholders in April 2008. As of March 31, 2008, 961,778 shares were available for future grants under the Plan, all of which are available for grants of stock options, performance-based shares and restricted stock units. Of the additional 7 million shares authorized in April 2008, no more than 2.1 million shares are available for restricted stock (or restricted stock units) and performance shares. Total compensation expense for all share-based compensation arrangements under the Plan was $9.9 million and $8.8 million for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $3.5 million and $3.2 million for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, Cooper granted 1,838,650 stock option awards, 563,440 performance-based shares and 84,150 restricted stock units.
Note 3. Acquisitions
     Cooper completed two acquisitions during the three months ended March 31, 2008. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. Approximately two-thirds of the revenues of these businesses are outside of the United States.
     In February 2008, Cooper completed the acquisition of MTL Instruments Group plc (“MTL”). MTL is a leader in the development and supply of electronic instrumentation and protection equipment for use in hazardous environments. The total purchase price, including assumed debt, was approximately $332 million. The MTL acquisition resulted in the recognition of a preliminary estimate of goodwill of $182.5 million, primarily related to the future earnings and cash flow potential from MTL’s worldwide customer base. The MTL acquisition is included in the Electrical Products segment.

     Total cash paid for the two acquisitions was $267.5 million, net of cash acquired, including acquisition costs. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $183.2 million.
     Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its understanding of the fair value of the assets and liabilities acquired. In the months after the closing of the transaction, Cooper obtains additional information about the assets and liabilities acquired, and finalizes allocation of the purchase price.
     The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the acquisition date for the acquisitions completed during the three months ended March 31, 2008:

	MTL	Other	Total
		(in millions)
Receivables	$43.0	$0.7	$43.7
Inventories	29.9	0.4	30.3
Property, Plant and Equipment	41.7	1.5	43.2
Goodwill	182.5	0.7	183.2
Other intangible assets	100.5	0.4	100.9
Accounts payable	(12.4)	(0.2)	(12.6)
Short-term debt	(56.6)	—	(56.6)
Other assets and liabilities, net	(64.5)	(0.1)	(64.6)

Net cash consideration	$264.1	$3.4	$267.5

     During 2007, Cooper completed thirteen acquisitions. Six of the acquisitions, representing approximately 28% of the cash consideration, were outside of the United States. All of these acquired businesses are included in the Electrical Products segment.
     The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition for the acquisitions consummated during the year ended December 31, 2007:

(in millions)
Receivables	$58.0
Inventories	48.9
Property, Plant and Equipment	41.7
Goodwill	174.8
Other intangible assets	122.3
Accounts payable	(36.5)
Other assets and liabilities, net	(73.5)

Net cash consideration	$335.7

     Cooper continues to evaluate the fair value of the assets and liabilities acquired and will adjust the allocations as additional information relative to the businesses becomes available for up to one year from the acquisition date. This includes finalization of amount by major asset class and weighted-average amortization period for other intangible assets acquired.

     The results of operations of the acquisitions are included in the consolidated income statement since the respective acquisition dates. The unaudited pro-forma data for the periods set forth below gives effect to the above noted acquisitions as if they had occurred at the beginning of the period. This data is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated as of that time (unaudited, in millions except per share amounts):

	Three Months Ended March 31,
	2008	2007
Revenues	$1,565.4	$1,489.6
Net income	$152.6	$127.8
Diluted earnings per share	$.86	$.69
Note 4. Inventories

	March 31,	December 31,
	2008	2007
	(in millions)
Raw materials	$252.7	$221.5
Work-in-process	201.0	178.8
Finished goods	454.0	396.2
Perishable tooling and supplies	14.9	15.0

	922.6	811.5
Allowance for excess and obsolete inventory	(82.9)	(77.9)
Excess of current standard costs over LIFO costs	(97.6)	(89.9)

Net inventories	$742.1	$643.7

Note 5. Debt
     At March 31, 2008, Cooper has $120.7 million of short-term debt, of which $42.5 million is U.S. commercial paper. In connection with the acquisition of MTL in February 2008, Cooper assumed short-term debt of approximately $47.8 million and issued short-term loan notes of $8.8 million. At March 31, 2008 Cooper has $60.7 million of debt related to MTL included in short-term debt. At March 31, 2008 Cooper has U.S.-committed credit facilities that total $567 million, of which $67 million matures in March 2009 and of which $500 million matures in November 2009.
     On March 27, 2008, Cooper US, Inc., a subsidiary of Cooper, issued $300 million of 5.45% senior unsecured notes that mature on April 1, 2015. Payment of the notes is guaranteed by Cooper and certain of its principal operating subsidiaries. Proceeds from the financing were used to repay outstanding commercial paper. Combined with the debt issuance discount, underwriting commissions and interest rate hedges implemented in anticipation of the financing, the notes have an effective annual cost to Cooper of 5.56%.
Note 6. Shareholders’ Equity
     At March 31, 2008, 174,013,908 Class A common shares, $.01 par value were issued and outstanding (excluding 29,483,752 Class A common shares held by wholly-owned subsidiaries) compared to 179,453,923 Class A common shares, $.01 par value (excluding 27,195,002 Class A common shares held by wholly-owned subsidiaries) at December 31, 2007. During the first quarter of 2008, Cooper issued 831,185 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first quarter of 2008, Cooper and its wholly-owned subsidiaries purchased 6,271,200 Class A common shares for $266.4 million under the Company’s share repurchase plans. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.

     A wholly-owned subsidiary also owns all of the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share.
     On February 12, 2008, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.16 per share to $1.00. On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock in addition to the remaining November 2, 2004 authorization. In the first quarter 2008, Cooper repurchased the 3 million shares intended to offset dilution from share issuances under equity compensation plans, as well as approximately 3.3 million additional shares under the Cooper Board of Directors’ authorizations discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2008. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions. As of March 31, 2008, 11,167,947 shares remain available to be repurchased under the authorizations by the Board of Directors.
Note 7. Segment Information

	Revenues		Operating Earnings
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(in millions)
Electrical Products	$1,361.6	$1,210.6	$223.5	$193.5
Tools	184.5	183.4	17.2	21.8

Total segments	$1,546.1	$1,394.0	240.7	215.3

General Corporate expense			18.3	21.6
Interest expense, net			14.9	12.9

Income before income taxes			$207.5	$180.8

Note 8. Pension and Other Postretirement Benefits

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(in millions)
Components of net periodic benefit cost:
Service cost	$1.0	$1.0	$—	$—
Interest cost	10.5	10.2	1.3	1.3
Expected return on plan assets	(12.5)	(12.8)	—	—
Amortization of prior service cost	(0.5)	(0.5)	(0.5)	(0.5)
Recognized actuarial (gain) loss	2.4	2.6	(0.6)	(0.6)

Net periodic benefit cost	$0.9	$0.5	$0.2	$0.2

Note 9. Income Taxes
     The effective tax rate before discrete adjustments was 28.3% for the three months ended March 31, 2008 and 27.1% for the three months ended March 31, 2007. The increase is primarily related to increased taxable earnings in 2008 without a corresponding increase in projected tax benefits. Cooper reduced income taxes expense by $4.6 million during the period ended March 31, 2008 for discrete tax items primarily related to foreign taxes.
     Cooper has unrecognized gross tax benefits of $55.8 million at March 31, 2008. Approximately $44.2 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $10 to $20 million could be recognized during the next 12 months as audits close and statutes expire.
     The Internal Revenue Service has begun an examination of Cooper’s 2007 Federal income tax return and is completing their examination of Cooper’s 2005 and 2006 Federal income tax returns. Also, Cooper is under examination by various United States State and Local taxing authorities, as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2005, and with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 1999. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.
Note 10. Net Income Per Common Share

	Basic		Diluted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(in millions)
Net income applicable to common stock	$153.4	$131.9	$153.4	$131.9

Weighted average common shares outstanding	177.1	183.0	177.1	183.0

Incremental shares from assumed conversions:

Options, performance-based stock awards and other employee awards			2.2	3.5

Weighted average common shares and common share equivalents			179.3	186.5

     Options and employee awards are not considered in the calculations if the effect would be antidilutive.

Note 11. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Net income	$153.4	$131.9
Foreign currency translation gains (losses)	9.7	(1.1)
Change in fair value of derivatives	10.5	4.7

Net income and other nonowner changes in equity	$173.6	$135.5

Note 12. Fair Value Measurement
     Cooper enters into currency forward exchange contracts and commodity futures contracts and swaps to reduce the risks of adverse changes in currency exchange rates and commodity prices. Cooper entered into cross-currency swaps in 2005 to reduce the currency risk associated with an intercompany financing transaction. Cooper does not enter into speculative derivative transactions.
     As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of Cooper’s businesses, Cooper is exposed to the effect of currency exchange rate changes on its cash flows and earnings. Cooper enters into currency forward exchange contracts to hedge significant non-functional currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year. Cooper enters into commodity swaps to reduce the volatility of price fluctuations on a portion of up to eighteen months of forecasted material purchases.
     During October 2005, Cooper entered into cross-currency swaps to effectively convert its newly issued $325 million, 5.25% fixed-rate debt to €272.6 million of 3.55% fixed-rate debt. The $325 million debt issuance proceeds were swapped to €272.6 million and lent through an intercompany loan to a non-U.S. subsidiary to partially fund repayment of the 300 million Euro bond debt that matured on October 25, 2005. The cross-currency swaps mature in November 2012.
     As described in Note 1, Cooper adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.
     SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques described in SFAS No. 157. Valuation techniques utilized for each individual asset and liability category are referenced in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using multiple techniques. The valuation techniques are as follows:
(a)	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models);

(c)	Cost approach – Amount that would be required to replace the service capacity of an asset (replacement cost).
     Assets and liabilities measured at fair value as of March 31, 2008 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs
(in millions)	(Level 2)	(Level 2)	Valuation Technique
Short-term investments	$65.0	$—	(a	)
Currency forward exchange contracts	35.3	(0.6)
Commodity swaps	9.7	—	(a	)
Cross-currency swaps	—	(68.0)	(a	)

     There were no changes in our valuation techniques used to measure asset or liability fair values on a recurring basis in the three months ended March 31, 2008.
Note 13. Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware has confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul have reached a settlement agreement, subject to approval by the Bankruptcy Court as discussed further below, resolving Federal-Mogul’s indemnification obligations to Cooper. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2008, a total of 144,097 Abex Claims were filed, of which 114,498 claims have been resolved leaving 29,599 Abex Claims pending at March 31, 2008. During the three months ended March 31, 2008, 563 claims were filed and 414 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,168 before insurance. A total of $133.7 million was spent on defense costs for the period August 28, 1998 through March 31, 2008. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
2005
     In December 2005, Cooper reached an agreement in negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) regarding Cooper’s participation in Federal Mogul’s proposed 524(g) asbestos trust. By participating in this trust, Cooper would resolve its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval, approval of 75 percent of the current Abex asbestos claimants and certain other approvals. The settlement would have resolved more than 38,000 pending Abex Claims as of December 2005. Future claims would have been resolved through the bankruptcy trust. This December 2005 proposed settlement agreement has been subsequently renegotiated and replaced with a revised agreement in July 2006, as discussed below.
     Key terms and aspects of the December 2005 proposed settlement agreement included Cooper agreeing to pay $130 million in cash into the trust, with $115 million payable upon Federal-Mogul’s emergence from bankruptcy. The remainder would have been due on January 15, 2007, or upon emergence from bankruptcy, if later. Cooper would have received a total of $37.5 million during the funding period from other parties associated with the Federal-Mogul bankruptcy. Cooper would have further provided the trust 1.4 million shares of the Company’s stock upon Federal-Mogul’s emergence from bankruptcy.
     The December 2005 proposed settlement agreement also provided for further payments by Cooper subject to the amount and timing of insurance proceeds. Cooper had agreed to make 25 annual payments of up to $20 million each, reduced by certain insurance proceeds received by the trust. In years that the insurance proceeds exceeded $17 million, Cooper would have been required to contribute $3 million with the excess insurance proceeds carried over to the next year. The trust would have retained 10 percent of the insurance proceeds for indemnity claims paid by the trust until Cooper’s obligation was satisfied and would have retained 15 percent thereafter. The agreement had also provided for Cooper to receive the insurance proceeds related to indemnity and defense costs paid prior to the date a stay of current claims was entered by the Bankruptcy Court. Cooper would also have been required to forego certain claims and objections in the Federal-Mogul bankruptcy proceedings. In addition, the parties involved had agreed to petition the court for a stay on all current claims outstanding.
     A critical term of the December 2005 proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement required renegotiation of certain terms. The final determination of whether Cooper would participate in the Federal-Mogul 524(g) trust was unknown. However, Cooper management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes was a revised settlement approximating the December 2005 proposed settlement. Accordingly, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $526.3 million at December 31, 2005.
     The December 31, 2005 discontinued operations accrual included payments to a 524(g) trust over 25 years that were undiscounted, and included $215 million of insurance recoveries where insurance in place agreements, settlements or policy recoveries were probable.
2006
     On July 7, 2006, Cooper announced a revised agreement had been reached regarding Cooper’s participation in Federal-Mogul’s 524(g) trust. The revised proposed settlement agreement was subject to court approval and to certain other approvals and has been subsequently modified in December 2007, as discussed below.
     Key terms and aspects of the revised proposed settlement agreement included Cooper and another party agreeing to pay $256 million in cash into the trust on the date Federal-Mogul would emerge from bankruptcy, which included elimination of the previously proposed contribution of 1.4 million common shares to the trust by increasing the cash contribution. Cooper’s net contribution into the trust is $248.5 million.
     As in the December 2005 agreement, Cooper had agreed to make 25 annual payments of up to $20 million each to the trust with such payments being reduced by insurance proceeds. The minimum annual payment of $3 million in the December 2005 agreement was eliminated. However, Cooper has also agreed to make advances, beginning in 2015 through 2021, in the event the trust is unable to pay outstanding qualified claims at 100 percent of the value provided for in the trust agreement. In the event that advances are made by Cooper, they will accrue interest at 5 percent per annum, and will be repaid in years where excess funds are available in the trust or credited against the future year annual payments. The maximum advances are $36.6 million.
     Under the revised agreement, Cooper would pay all defense costs through the date Federal-Mogul would emerge from bankruptcy and would be reimbursed for indemnity payments to the extent such payments are eligible for payment from the trust. Cooper would retain the rights to receive the insurance proceeds related to indemnity and defense costs paid prior to the date Federal-Mogul would emerge from bankruptcy. For claims paid by the trust, the trust would have retained 10 percent of any reimbursed insurance proceeds for the first 25 years and thereafter would have retained 15 percent.
     As in the December 2005 proposed agreement, Cooper would forego certain claims and objections in the Federal-Mogul bankruptcy proceedings. However, under the revised proposed agreement, which was subject to court approval, in the event that Cooper’s participation in the Federal-Mogul 524(g) trust was not approved for any reason, or if Cooper elects not to participate or to pursue participation in the trust, Cooper and another party would receive a cash payment of $140 million ($138 million would be paid to Cooper) on the date Federal-Mogul emerged from bankruptcy and 20 percent of any insurance policy settlements related to the former Wagner business purchased by Federal-Mogul in 1998. If Cooper participates in the trust, it would receive 12 percent of any Wagner insurance settlements.
     Cooper recorded a $20.3 million after-tax discontinued operations charge, net of an $11.4 million income tax benefit, in the second quarter of 2006 to reflect the revised terms of the agreement.
     The revised proposed settlement agreement was incorporated into Federal-Mogul’s Fourth Amended Joint Plan of Reorganization filed on November 21, 2006.
2007
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
     The U.S. Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization on November 8, 2007, and the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s order on November 14, 2007. As part of its ruling, the Bankruptcy Court approved the settlement between Cooper and Federal-Mogul, which would require payment of $138 million to Cooper in the event Cooper’s participation in the Federal-Mogul 524(g) trust is not approved for any reason, or if Cooper elects not to participate or to pursue participation in the trust. The Bankruptcy Court stated that it would consider approving Cooper’s participation in the Federal-Mogul 524(g) trust at a later time, and that its order confirming the plan of reorganization and approving the settlement between Cooper and Federal-Mogul does not preclude later approval of Cooper’s participation in the 524(g) trust. Accordingly, in an effort to continue working towards approval of Cooper’s participation in the trust and to address certain legal issues identified by the Court, Cooper, Pneumo-Abex, Federal-Mogul, and other plan supporters filed the Modified Plan A Settlement Documents on December 13, 2007. The Modified Plan A Settlement Documents are the same in all material respects as the settlement documents filed with the Bankruptcy Court on July 7, 2006, except that the Modified Plan A Settlement Documents remove certain provisions relating to insurance to which various insurers and others had objected, and require a final, non-appealable order before Cooper is obligated to contribute to the asbestos claims settlement trust. If the Bankruptcy Court approves the modified settlement and that settlement is implemented, Cooper, through Pneumo-Abex LLC, will continue to have access to Abex insurance policies, but the settlement no longer provides for the retention of insurance proceeds by the trust.

2008
     During the first quarter of 2008, the Bankruptcy Court concluded hearings on Plan A. However, the judge presiding over the bankruptcy has not rendered a ruling on Plan A as of the date of this filing. Cooper has notified the Representatives and other parties that Cooper would elect Plan B if, by May 31, 2008, the judge presiding over the bankruptcy has not issued a ruling on Plan A or the Representatives have not obtained a preliminary injunction staying Abex asbestos claims until a ruling on Plan A is made by the Court. The Representatives have filed a brief with the Court requesting a preliminary injunction staying Abex asbestos claims. However, there can be no assurance that the Court will rule on the injunction or issue a ruling on Plan A during the timeframe specified by Cooper.
     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity assuming resolution through participation in the Federal-Mogul 524(g) trust is presented in the following table.

	March 31,
	2008	2007
	(in millions)
Accrual at beginning of period	$509.1	$529.6
Indemnity and defense payments	(5.2)	(8.8)
Insurance recoveries	15.8	39.3
Other	(0.6)	(0.6)

Accrual at end of period	$519.1	$559.5

     The discontinued operations accrual includes an initial payment of $248.5 million in cash to the Federal-Mogul 524(g) trust with additional annual payments of up to $20 million each due over 25 years, and the insurance recoveries include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Cooper included insurance recoveries of approximately $215 million and $230 million in the discontinued operations accrual as of March 31, 2008 and December 31, 2007, respectively. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
     Although the payments related to the settlement could extend to 25 years and the collection of insurance proceeds could extend beyond 25 years, the liability and insurance are not discounted on Cooper’s balance sheet as the amount of the actual annual payments is not reasonably predictable.
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the Modified Plan A Settlement Documents would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to Bankruptcy Court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known.
     If Cooper is unable to reach a settlement to participate in the Federal-Mogul 524(g) trust, the accrual for discontinued operations may have to be adjusted to reflect the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the estimated liability and related insurance recoveries in this scenario and Cooper is currently assessing the analysis to reasonably estimate such amounts. Cooper believes that such net amounts are unlikely to exceed the current discontinued operations accrual; however, there can be no assurance until the analysis is completed.

Note 14. Consolidating Financial Information
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
Consolidating Income Statements
Three Months Ended March 31, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$921.0	$709.6	$(84.5)	$1,546.1
Cost of sales	(0.2)	(0.1)	1.2	632.0	473.8	(84.5)	1,022.2
Selling and administrative expenses	2.2	2.5	22.8	144.9	133.2	(4.1)	301.5
Interest expense, net	—	5.6	11.7	—	(2.4)	—	14.9
Equity in earnings of subsidiaries, net of tax	194.3	5.0	106.5	31.3	114.8	(451.9)	—
Intercompany income (expense)	(9.4)	(9.2)	31.7	(44.3)	64.9	(33.7)	—

Income (loss) before income taxes	182.9	(12.2)	102.5	131.1	284.7	(481.5)	207.5
Income tax expense (benefit)	—	(6.5)	(12.3)	41.1	31.8	—	54.1

Net income (loss)	$182.9	$(5.7)	$114.8	$90.0	$252.9	$(481.5)	$153.4

Consolidating Income Statements
Three Months Ended March 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$918.5	$536.4	$(60.9)	$1,394.0
Cost of sales	—	0.1	0.3	645.1	360.3	(60.9)	944.9
Selling and administrative expenses	2.4	3.5	15.7	133.3	100.5	—	255.4
Interest expense, net	(0.6)	11.2	3.7	—	(1.4)	—	12.9
Equity in earnings of subsidiaries, net of tax	169.2	10.8	95.7	20.2	102.9	(398.8)	—
Intercompany income (expense)	(6.9)	(4.3)	15.1	(39.4)	64.0	(28.5)	—

Income (loss) before income taxes	160.5	(8.3)	91.1	120.9	243.9	(427.3)	180.8
Income tax expense (benefit)	—	(7.3)	(11.7)	38.8	29.1	—	48.9

Net income (loss)	$160.5	$(1.0)	$102.8	$82.1	$214.8	$(427.3)	$131.9

Consolidating Balance Sheets
March 31, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$—	$—	$26.4	$3.7	$109.1	$—	$139.2
Investments	—	—	65.0	—	—	—	65.0
Receivables	—	—	1.4	550.8	587.0	—	1,139.2
Inventories	—	—	—	377.4	364.7	—	742.1
Deferred income taxes and other current assets	0.5	118.5	79.1	47.4	45.1	—	290.6

Total current assets	0.5	118.5	171.9	979.3	1,105.9	—	2,376.1

Restricted cash	—	—	—	—	5.6	—	5.6
Property, plant and equipment, less accumulated depreciation	—	—	61.8	325.0	376.3	—	763.1
Goodwill	—	—	—	1,263.3	1,473.2	—	2,736.5
Investment in subsidiaries	5,375.9	614.6	4,886.7	1,104.6	4,199.8	(16,181.6)	—
Investment in parent	—	—	2,964.8	—	312.7	(3,277.5)	—
Intercompany accounts receivable	—	786.5	—	1,291.8	825.5	(2,903.8)	—
Intercompany notes receivable	92.1	25.8	1,191.6	0.3	4,522.4	(5,832.2)	—
Deferred income taxes and other noncurrent assets	—	14.9	15.0	56.3	300.7	—	386.9

Total assets	$5,468.5	$1,560.3	$9,291.8	$5,020.6	$13,122.1	$(28,195.1)	$6,268.2

Short-term debt	$—	$—	$42.5	$—	$78.2	$—	$120.7
Accounts payable	44.2	7.4	15.4	229.7	261.3	—	558.0
Accrued liabilities	6.0	38.4	53.0	223.3	208.3	—	529.0
Current discontinued operations liability	—	189.1	—	—	—	—	189.1
Current maturities of long-term debt	—	100.1	—	—	—	—	100.1

Total current liabilities	50.2	335.0	110.9	453.0	547.8	—	1,496.9

Long-term debt	—	277.2	921.7	8.0	0.5	—	1,207.4
Intercompany accounts payable	39.3	—	2,864.5	—	—	(2,903.8)	—
Intercompany notes payable	971.6	695.8	1,813.7	1,744.9	606.2	(5,832.2)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(91.5)	189.0	181.0	228.6	—	507.1

Total liabilities	1,061.1	1,546.5	5,899.8	2,386.9	1,383.1	(8,736.0)	3,541.4

Class A common stock	2.0	—	—	—	—	(0.3)	1.7
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary common stock	—	—	170.0	—	371.4	(541.4)	—
Capital in excess of par value	3,311.0	—	746.5	1,448.1	7,762.3	(13,267.9)	—
Retained earnings	1,020.9	88.9	2,574.3	1,158.6	3,614.4	(5,672.0)	2,785.1
Accumulated other non-owner changes in equity	72.4	(75.1)	(98.8)	27.0	(9.1)	23.6	(60.0)

Total shareholders’ equity	4,407.4	13.8	3,392.0	2,633.7	11,739.0	(19,459.1)	2,726.8

Total liabilities and shareholders’ equity	$5,468.5	$1,560.3	$9,291.8	$5,020.6	$13,122.1	$(28,195.1)	$6,268.2

Consolidating Balance Sheets
December 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$1.3	$—	$23.1	$(1.1)	$209.5	$—	$232.8
Investments	—	—	93.7	—	—	—	93.7
Receivables	1.1	—	0.3	539.3	507.9	—	1,048.6
Inventories	—	—	—	346.2	297.5	—	643.7
Deferred income taxes and other current assets	0.7	119.2	64.3	44.8	55.2	—	284.2

Total current assets	3.1	119.2	181.4	929.2	1,070.1	—	2,303.0

Restricted cash	—	—	—	—	290.1	—	290.1
Property, plant and equipment, less accumulated depreciation	—	—	63.9	326.9	329.0	—	719.8
Goodwill	—	—	—	1,249.7	1,290.6	—	2,540.3
Investment in subsidiaries	5,158.1	620.3	4,779.5	1,030.8	3,785.5	(15,374.2)	—
Investment in parent	—	—	2,872.2	—	312.7	(3,184.9)	—
Intercompany accounts receivable	—	787.4	—	1,337.0	737.7	(2,862.1)	—
Intercompany notes receivable	162.4	25.8	1,155.2	0.3	4,422.1	(5,765.8)	—
Deferred income taxes and other noncurrent assets	—	14.5	8.0	48.9	208.9	—	280.3

Total assets	$5,323.6	$1,567.2	$9,060.2	$4,922.8	$12,446.7	$(27,187.0)	$6,133.5

Short-term debt	$—	$—	$228.7	$—	$27.4	$—	$256.1
Accounts payable	37.8	5.1	19.1	218.2	252.9	—	533.1
Accrued liabilities	6.2	39.0	72.2	261.5	187.8	—	566.7
Current discontinued operations liability	—	179.1	—	—	—	—	179.1
Current maturities of long-term debt	—	100.1	—	—	—	—	100.1

Total current liabilities	44.0	323.3	320.0	479.7	468.1	—	1,635.1

Long-term debt	—	277.2	624.1	8.0	0.6	—	909.9
Intercompany accounts payable	34.8	—	2,826.1	—	—	(2,860.9)	—
Intercompany notes payable	815.0	692.6	1,869.0	1,741.8	647.2	(5,765.6)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(86.1)	155.6	187.8	159.3	—	416.6

Total liabilities	893.8	1,537.0	5,794.8	2,417.3	1,275.2	(8,626.5)	3,291.6

Class A common stock	2.1	—	—	—	—	(0.3)	1.8
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary common stock	—	—	170.0	—	371.4	(541.4)	—
Capital in excess of par value	3,458.5	—	743.7	1,427.0	7,496.1	(13,039.6)	85.7
Retained earnings	916.4	116.2	2,468.7	1,055.3	3,335.9	(5,057.4)	2,835.1
Accumulated other non-owner changes in equity	51.7	(86.0)	(117.0)	23.2	(31.9)	79.3	(80.7)

Total shareholders’ equity	4,429.8	30.2	3,265.4	2,505.5	11,171.5	(18,560.5)	2,841.9

Total liabilities and shareholders’ equity	$5,323.6	$1,567.2	$9,060.2	$4,922.8	$12,446.7	$(27,187.0)	$6,133.5

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(9.6)	$(4.2)	$(0.8)	$(39.3)	$119.1	$—	$65.2

Cash flows from investing activities:
Proceeds from short-term investments	—	—	29.8	—	—	—	29.8
Proceeds from cash restricted for business acquisitions	—	—	—	—	284.5	—	284.5
Capital expenditures	—	—	(2.4)	(11.0)	(10.2)	—	(23.6)
Cash paid for acquired businesses	—	—	—	—	(267.1)	—	(267.1)
Investment in affiliates	—	—	(4.3)	(3.1)	—	7.4	—
Loans to affiliates	(90.8)	—	(168.5)	—	(303.6)	562.9	—
Repayments of loans from affiliates	162.4	—	161.2	—	150.3	(473.9)	—
Dividends from affiliates	—	—	34.1	—	—	(34.1)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.2	0.1	—	0.3

Net cash provided by (used in) investing activities	71.6	—	49.9	(13.9)	(146.0)	62.3	23.9

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	297.6	—	—	—	297.6
Proceeds from debt derivatives	—	—	0.5	—	—	—	0.5
Repayments of debt	—	—	(186.2)	—	(6.6)	—	(192.8)
Borrowings from affiliates	460.8	3.3	5.0	3.1	90.7	(562.9)	—
Repayments of loans to affiliates	(304.2)	—	(65.4)	—	(104.3)	473.9	—
Other intercompany financing activities	2.0	0.9	6.6	54.9	(68.6)	4.2	—
Dividends	(38.2)	—	—	—	—	—	(38.2)
Dividends paid to affiliates	(34.1)	—	—	—	—	34.1	—
Purchase of common shares	(153.9)	—	(112.5)	—	—	—	(266.4)
Excess tax benefits from stock options and awards	—	—	2.7	—	—	—	2.7
Issuance of stock	—	—	—	—	7.4	(7.4)	—
Proceeds from exercise of stock options	4.3	—	5.9	—	—	(4.2)	6.0

Net cash provided by (used in) financing activities	(63.3)	4.2	(45.8)	58.0	(81.4)	(62.3)	(190.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	7.9	—	7.9

Increase (decrease) in cash and cash equivalents	(1.3)	—	3.3	4.8	(100.4)	—	(93.6)
Cash and cash equivalents, beginning of period	1.3	—	23.1	(1.1)	209.5	—	232.8

Cash and cash equivalents, end of period	$—	$—	$26.4	$3.7	$109.1	$—	$139.2

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(1.3)	$(0.5)	$31.2	$(36.2)	$80.5	$—	$73.7

Cash flows from investing activities:
Capital expenditures	—	—	(2.8)	(12.3)	(7.0)	—	(22.1)
Cash paid for acquired businesses	—	—	—	(74.3)	(50.0)	—	(124.3)
Investment in affiliates	—	—	(0.7)	—	—	0.7	—
Loans to affiliates	(60.0)	—	(14.8)	—	(309.0)	383.8	—
Repayments of loans from affiliates	91.8	—	—	—	263.6	(355.4)	—
Dividends from affiliates	—	—	26.3	—	2.2	(28.5)	—

Net cash provided by (used in) investing activities	31.8	—	8.0	(86.6)	(100.2)	0.6	(146.4)
Cash flows from financing activities:
Repayments of debt	—	—	—	—	(1.0)	—	(1.0)
Borrowings from affiliates	241.1	14.8	127.9	—	—	(383.8)	—
Repayments of loans to affiliates	(199.6)	—	(154.1)	—	(1.7)	355.4	—
Other intercompany financing activities	5.0	(14.3)	(160.7)	125.0	45.0	—	—
Dividends	(38.9)	—	—	—	—	—	(38.9)
Dividends paid to affiliates	(28.5)	—	—	—	—	28.5	—
Subsidiary purchase of parent shares	7.0	—	(46.3)	—	—	—	(39.3)
Excess tax benefits from stock options and awards	—	—	10.4	—	—	—	10.4
Issuance of stock	—	—	—	—	0.7	(0.7)	—
Proceeds from exercise of stock options	—	—	21.5	—	—	—	21.5

Net cash provided by (used in) financing activities	(13.9)	0.5	(201.3)	125.0	43.0	(0.6)	(47.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	1.3	—	1.3

Increase (decrease) in cash and cash equivalents	16.6	—	(162.1)	2.2	24.6	—	(118.7)
Cash and cash equivalents, beginning of period	11.5	—	204.9	(2.8)	209.9	—	423.5

Cash and cash equivalents, end of period	$28.1	$—	$42.8	$(0.6)	$234.5	$—	$304.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007
     Net income for the first quarter of 2008 was $153.4 million on revenues of $1,546.1 million compared with 2007 first quarter net income of $131.9 million on revenues of $1,394.0 million. First quarter diluted earnings per share increased 21% to $.86 from $.71 in 2007. During the first quarter of 2008, currency related gains and discrete tax items increased earnings per share by $.05 per share.
Revenues:
     Revenues for the first quarter of 2008 increased 11% compared to the first quarter of 2007. The impact of acquisitions and currency translation increased reported revenues by approximately 9% for the quarter.
     Electrical Products segment revenues increased 12% compared to the first quarter of 2007. The impact of acquisitions increased revenues by approximately 7% for the quarter and favorable currency translation increased reported revenues by approximately 2% for the quarter. The increase in revenues for Electrical Products segment reflects continued strength in the industrial and energy markets with international market initiatives providing further growth in the first quarter of 2008. The continued softness in the U.S. residential markets partially offset the segment’s overall growth. Utility product sales remained strong in the first quarter of 2008, growing slightly against a very strong growth in the first quarter of 2007.
     Tools segment revenues for the first quarter of 2008 increased less than 1% from the first quarter of 2007. Favorable currency translation increased revenues by approximately 6% over the first quarter of 2007. Lower revenues from declining retail market activity, weaker demand in the North American industrial market and lower assembly systems shipments mitigated partially by growth in the international industrial market, substantially offset the favorable currency impact in the quarter.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 66.1% for the first quarter of 2008 compared to 67.8% for the comparable 2007 quarter. The decline in the cost of sales percentage resulted from execution on productivity improvements initiatives, impact from pricing actions and mix of products sold.
     Electrical Products segment cost of sales, as a percentage of revenues, was 65.7% for the first quarter of 2008 compared to 67.9% for the first quarter of 2007. The decrease in cost of sales as a percentage of revenues in comparison to the prior year first quarter was due to benefits realized through productivity initiatives, impact of pricing actions and the mix of products sold partially offset by the dilutive impact of acquisitions. Tools segment cost of sales, as a percentage of revenues, was 68.9% for the first quarter of 2008 compared to 67.2% for the first quarter of 2007. The increase in the cost of sales percentage was driven by lower production volumes, losses on assembly systems shipments as the transfer line portion of this business is being exited offsetting benefits from productivity initiatives.
     Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2008 was 19.5% compared to 18.3% for the first quarter of 2007. The increase in percentage is reflective of the impact of acquisitions, investment in resources to support international growth and severance costs associated with various cost reduction initiatives. Currency related gains of $5.1 million in the first quarter of 2008 reduced corporate selling and administrative expenses.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2008, were 17.9% compared to 16.1% for the first quarter of 2007. The increase in percentage reflects the higher overall percentages seen in the newly acquired operations, a higher mix of international sales which have a higher expense ratio than U.S. sales, investment in resources to support international growth and the increase in costs related to severance activities undertaken during the first quarter of 2008.
     Tools segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2008, were 21.8% compared to 20.9% for the first quarter of 2007. The increase in selling and administrative expenses, as a percentage of revenues, was driven by flat sales and higher costs related to severance actions undertaken during the first quarter of 2008 in response to the slowing revenue levels in certain operations.
     Net interest expense in the first quarter of 2008 increased $2.0 million from the 2007 first quarter, primarily as a result of higher average borrowings partially offset by lower average interest rates. Average debt balances were $1.39 billion and $1.03 billion and average interest rates were 5.05% and 5.85% for the first quarter of 2008 and 2007, respectively.
Operating Earnings:
     Electrical Products segment first quarter 2008 operating earnings increased 15.5% to $223.5 million from $193.5 million for the same quarter of last year. The increase resulted from the incremental earnings from acquisitions, execution on productivity improvement initiatives, and favorable product mix.
     Tools segment first quarter 2008 operating earnings were $17.2 million compared to $21.8 million in the first quarter of 2007. The decrease resulted from the impact of lower unit volumes, losses on assembly systems as an international factory is downsized and costs associated with actions taken during the period to reduce segment cost structures.
Income Taxes:
     The effective tax rate was 26.1% for the three months ended March 31, 2008 and 27.1% for the three months ended March 31, 2007. The decrease is related to a $4.6 million reduction to income taxes expense in the first quarter of 2008 primarily related to foreign taxes. Excluding the impacts of these discrete items, Cooper’s effective tax rate for the first quarter of 2008 would have been 28.3%. This increase compared to the same period in 2007 is primarily related to increased taxable earnings in 2008 without a corresponding increase in projected tax benefits.
Liquidity and Capital Resources
     Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $164.1 million during the first quarter of 2008. A $90.6 million increase in receivables and a $98.4 million increase in inventories, partially offset by a $24.9 increase in accounts payable, were driven by increased sales, currency translation and the impact from acquisitions completed in the 2008 first quarter. The increase in inventories was partially offset by a $5 million increase in the allowance for excess and obsolete inventory. Inventories increased as a result of acquisition activity, currency translation and efforts to improve customer service metrics. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the 2008 first quarter of 5.0 turns was relatively flat with the 5.1 turns reported for the same period of 2007.
     Cash provided by operating activities was $65.2 million during the 2008 first quarter. This cash, plus $298.1 million of proceeds from a debt issuance, $284.5 million of proceeds from cash previously restricted, $29.8 million from redemption of short-term investments, $6.0 million of cash received from stock option exercises and an additional $93.6 million of cash and cash equivalents, was primarily used to fund capital expenditures of $23.6 million, acquisitions of $267.1 million, dividends of $38.2 million, debt repayments of $192.8 million and share purchases of $266.4 million.
     Cash provided by operating activities was $73.7 million during the 2007 first quarter. This cash, plus an additional $118.7 million of cash and cash equivalents and $21.5 million of cash received from stock option exercises, was primarily used to fund capital expenditures of $22.1 million, acquisitions of $124.3 million, dividends of $38.9 million and share purchases of $39.3 million.
     Cooper currently anticipates that it will annually generate in excess of $400 million in cash flow available for acquisitions, debt repayments and common stock repurchases.
     As discussed in Note 13 of Notes to the Consolidated Financial Statements, Cooper has reached a revised agreement with the Representatives of Federal-Mogul, its bankruptcy committees and the future claimants regarding settlement of Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul. Cooper anticipates that any settlement would be funded from operating cash flows, existing cash, and commercial paper proceeds.
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 34.4% at March 31, 2008, 30.8% at December 31, 2007 and 28.4% at March 31, 2007.
     At March 31, 2008 and December 31, 2007, Cooper had cash and cash equivalents of $139.2 million and $232.8 million, respectively and short-term investments of $65.0 million and $93.7 million, respectively. At March 31, 2008 and December 31, 2007, Cooper had short-term debt of $120.7 million and $256.1 million, respectively, including commercial paper of $42.5 million and $228.7 million, respectively. In connection with the acquisition of MTL in February 2008, Cooper assumed short-term debt of $47.8 million and issued short-term loan notes of $8.8 million. At March 31, 2008, Cooper has $60.7 million of debt related to MTL included in short-term debt.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. At March 31, 2008, Cooper had $567 million of committed credit facilities, $67 million of which matures in March 2009 and $500 million of which matures in November 2009. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facilities.
     The credit facility agreements are not subject to termination based on a decrease in Cooper’s debt ratings or a material adverse change clause. The principal financial covenants in the agreements limit Cooper’s debt-to-total capitalization ratio to 60% and require Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreements.
     Cooper’s access to the commercial paper market could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper’s access to the commercial paper market be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed credit facilities to provide short-term funding. The committed credit facilities do not contain any provision, which makes their availability to Cooper dependent on Cooper’s credit ratings.
     On March 27, 2008, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $300 million of senior unsecured notes due in 2015. The fixed rate notes have an interest coupon of 5.45% and are guaranteed by Cooper and certain of its principal operating subsidiaries. Proceeds from the financing were used to repay outstanding commercial paper. Combined with the debt issuance discount, underwriting commissions and interest rate hedges implemented in anticipation of the offering, the notes have an effective annual cost to Cooper of 5.56%.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of March 31, 2008, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2007.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	March 31,
	2008	2007
	(in millions)
Electrical Products	$804.2	$738.3
Tools	71.3	59.8

	$875.5	$798.1

Private Securities Litigation Reform Act Safe Harbor Statement
     This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper’s expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, any statements regarding future revenues, cost and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, the resolution of Cooper’s participation in the Federal-Mogul 524(g) trust, political developments, market and economic conditions, changes in raw material, transportation, and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost-control and productivity improvement programs, the magnitude of any disruptions from manufacturing rationalizations and the implementation of the Enterprise Business System, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including currency exchange rate fluctuations and changing legislation and regulations including changes in tax law, tax treaties or tax regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.
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
     Cooper is executing a multi-year process of implementing an Enterprise Business System (“EBS”) globally. Implementing an EBS system on a global basis involves significant changes in business processes. The implementation is phased, which reduces the risks associated with making these changes. In addition,

Cooper is taking the necessary steps to monitor and maintain appropriate internal controls during the implementations. As of March 31, 2008, approximately 85% of Cooper’s revenues are on the global system.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware has confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul have reached a settlement agreement, subject to approval by the Bankruptcy Court as discussed further below, resolving Federal-Mogul’s indemnification obligations to Cooper. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2008, a total of 144,097 Abex Claims were filed, of which 114,498 claims have been resolved leaving 29,599 Abex Claims pending at March 31, 2008. During the three months ended March 31, 2008, 563 claims were filed and 414 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,168 before insurance. A total of $133.7 million was spent on defense costs for the period August 28, 1998 through March 31, 2008. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
2005
     In December 2005, Cooper reached an agreement in negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) regarding Cooper’s participation in Federal Mogul’s proposed 524(g) asbestos trust. By participating in this trust, Cooper would resolve its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval, approval of 75 percent of the current Abex asbestos claimants and certain other approvals. The settlement would have resolved more than 38,000 pending Abex Claims as of December 2005. Future claims would have been resolved through the bankruptcy trust. This December 2005 proposed settlement agreement has been subsequently renegotiated and replaced with a revised agreement in July 2006, as discussed below.
     Key terms and aspects of the December 2005 proposed settlement agreement included Cooper agreeing to pay $130 million in cash into the trust, with $115 million payable upon Federal-Mogul’s emergence from bankruptcy. The remainder would have been due on January 15, 2007, or upon emergence from bankruptcy, if later. Cooper would have received a total of $37.5 million during the funding period from other parties associated with the Federal-Mogul bankruptcy. Cooper would have further provided the trust 1.4 million shares of the Company’s stock upon Federal-Mogul’s emergence from bankruptcy.
     The December 2005 proposed settlement agreement also provided for further payments by Cooper subject to the amount and timing of insurance proceeds. Cooper had agreed to make 25 annual payments of up to $20 million each, reduced by certain insurance proceeds received by the trust. In years that the insurance proceeds exceeded $17 million, Cooper would have been required to contribute $3 million with the excess insurance proceeds carried over to the next year. The trust would have retained 10 percent of the insurance proceeds for indemnity claims paid by the trust until Cooper’s obligation was satisfied and would have retained 15 percent thereafter. The agreement had also provided for Cooper to receive the insurance proceeds related to indemnity and defense costs paid prior to the date a stay of current claims was entered by the Bankruptcy Court. Cooper would also have been required to forego certain claims and objections in the Federal-Mogul bankruptcy proceedings. In addition, the parties involved had agreed to petition the court for a stay on all current claims outstanding.
     A critical term of the December 2005 proposed settlement was the issuance of a preliminary injunction staying all pending Abex asbestos claims. At a hearing on January 20, 2006, other parties to the bankruptcy proceedings were unable to satisfy the court’s requirements to grant the required preliminary injunction. As a result, the proposed settlement agreement required renegotiation of certain terms. The final determination of whether Cooper would participate in the Federal-Mogul 524(g) trust was unknown. However, Cooper management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes was a revised settlement approximating the December 2005 proposed settlement. Accordingly, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $526.3 million at December 31, 2005.
     The December 31, 2005 discontinued operations accrual included payments to a 524(g) trust over 25 years that were undiscounted, and included $215 million of insurance recoveries where insurance in place agreements, settlements or policy recoveries were probable.
2006
     On July 7, 2006, Cooper announced a revised agreement had been reached regarding Cooper’s participation in Federal-Mogul’s 524(g) trust. The revised proposed settlement agreement was subject to court approval and to certain other approvals and has been subsequently modified in December 2007, as discussed below.
     Key terms and aspects of the revised proposed settlement agreement included Cooper and another party agreeing to pay $256 million in cash into the trust on the date Federal-Mogul would emerge from bankruptcy, which included elimination of the previously proposed contribution of 1.4 million common shares to the trust by increasing the cash contribution. Cooper’s net contribution into the trust is $248.5 million.
     As in the December 2005 agreement, Cooper had agreed to make 25 annual payments of up to $20 million each to the trust with such payments being reduced by insurance proceeds. The minimum annual payment of $3 million in the December 2005 agreement was eliminated. However, Cooper has also agreed to make advances, beginning in 2015 through 2021, in the event the trust is unable to pay outstanding qualified claims at 100 percent of the value provided for in the trust agreement. In the event that advances are made by Cooper, they will accrue interest at 5 percent per annum, and will be repaid in years where excess funds are available in the trust or credited against the future year annual payments. The maximum advances are $36.6 million.
     Under the revised agreement, Cooper would pay all defense costs through the date Federal-Mogul would emerge from bankruptcy and would be reimbursed for indemnity payments to the extent such payments are eligible for payment from the trust. Cooper would retain the rights to receive the insurance proceeds related to indemnity and defense costs paid prior to the date Federal-Mogul would emerge from bankruptcy. For claims paid by the trust, the trust would have retained 10 percent of any reimbursed insurance proceeds for the first 25 years and thereafter would have retained 15 percent.
     As in the December 2005 proposed agreement, Cooper would forego certain claims and objections in the Federal-Mogul bankruptcy proceedings. However, under the revised proposed agreement, which was subject to court approval, in the event that Cooper’s participation in the Federal-Mogul 524(g) trust was not approved for any reason, or if Cooper elects not to participate or to pursue participation in the trust, Cooper and another party would receive a cash payment of $140 million ($138 million would be paid to Cooper) on the date Federal-Mogul emerged from bankruptcy and 20 percent of any insurance policy settlements related to the former Wagner business purchased by Federal-Mogul in 1998. If Cooper participates in the trust, it would receive 12 percent of any Wagner insurance settlements.
     Cooper recorded a $20.3 million after-tax discontinued operations charge, net of an $11.4 million income tax benefit, in the second quarter of 2006 to reflect the revised terms of the agreement.
     The revised proposed settlement agreement was incorporated into Federal-Mogul’s Fourth Amended Joint Plan of Reorganization filed on November 21, 2006.
2007
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
     The U.S. Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization on November 8, 2007, and the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s order on November 14, 2007. As part of its ruling, the Bankruptcy Court approved the settlement between Cooper and Federal-Mogul, which would require payment of $138 million to Cooper in the event Cooper’s participation in the Federal-Mogul 524(g) trust is not approved for any reason, or if Cooper elects not to participate or to pursue participation in the trust. The Bankruptcy Court stated that it would consider approving Cooper’s participation in the Federal-Mogul 524(g) trust at a later time, and that its order confirming the plan of reorganization and approving the settlement between Cooper and Federal-Mogul does not preclude later approval of Cooper’s participation in the 524(g) trust. Accordingly, in an effort to continue working towards approval of Cooper’s participation in the trust and to address certain legal issues identified by the Court, Cooper, Pneumo-Abex, Federal-Mogul, and other plan supporters filed the Modified Plan A Settlement Documents on December 13, 2007. The Modified Plan A Settlement Documents are the same in all material respects as the settlement documents filed with the Bankruptcy Court on July 7, 2006, except that the Modified Plan A Settlement Documents remove certain provisions relating to insurance to which various insurers and others had objected, and require a final, non-appealable order before Cooper is obligated to contribute to the asbestos claims settlement trust. If the Bankruptcy Court approves the modified settlement and that settlement is implemented, Cooper, through Pneumo-Abex LLC, will continue to have access to Abex insurance policies, but the settlement no longer provides for the retention of insurance proceeds by the trust.
2008
     During the first quarter of 2008, the Bankruptcy Court concluded hearings on Plan A. However, the judge presiding over the bankruptcy has not rendered a ruling on Plan A as of the date of this filing. Cooper has notified the Representatives and other parties that Cooper would elect Plan B if, by May 31, 2008, the judge presiding over the bankruptcy has not issued a ruling on Plan A or the Representatives have not obtained a preliminary injunction staying Abex asbestos claims until a ruling on Plan A is made by the Court. The Representatives have filed a brief with the Court requesting a preliminary injunction staying Abex asbestos claims. However, there can be no assurance that the Court will rule on the injunction or issue a ruling on Plan A during the timeframe specified by Cooper.

     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity assuming resolution through participation in the Federal-Mogul 524(g) trust is presented in the following table.

	March 31,
	2008	2007
	(in millions)
Accrual at beginning of period	$509.1	$529.6
Indemnity and defense payments	(5.2)	(8.8)
Insurance recoveries	15.8	39.3
Other	(0.6)	(0.6)

Accrual at end of period	$519.1	$559.5

     The discontinued operations accrual includes an initial payment of $248.5 million in cash to the Federal-Mogul 524(g) trust with additional annual payments of up to $20 million each due over 25 years, and the insurance recoveries include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Cooper included insurance recoveries of approximately $215 million and $230 million in the discontinued operations accrual as of March 31, 2008 and December 31, 2007, respectively. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
     Although the payments related to the settlement could extend to 25 years and the collection of insurance proceeds could extend beyond 25 years, the liability and insurance are not discounted on Cooper’s balance sheet as the amount of the actual annual payments is not reasonably predictable.
     From a cash flow perspective, Cooper management continues to believe that a settlement on the terms of the Modified Plan A Settlement Documents would allow Cooper to continue to grow through acquisitions and return cash to shareholders through dividends and stock repurchases. The settlement agreement remains subject to Bankruptcy Court approval and other matters. At this time, the exact manner in which this issue will be resolved is not known.
     If Cooper is unable to reach a settlement to participate in the Federal-Mogul 524(g) trust, the accrual for discontinued operations may have to be adjusted to reflect the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the estimated liability and related insurance recoveries in this scenario and Cooper is currently assessing the analysis to reasonably estimate such amounts. Cooper believes that such net amounts are unlikely to exceed the current discontinued operations accrual; however, there can be no assurance until the analysis is completed.
Other Matters
     Cooper is subject to various suits, legal proceedings and claims that arise in the normal course of business. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Cooper’s financial statements.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended March 31, 2008:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs(1)	Plans or Programs(1)
As of 12/31/07				4,323,347
1/01/08 – 1/31/08	3,298,617	$44.60	3,298,617	4,140,530
2/01/08 – 2/28/08	447,200	$44.33	447,200	13,693,330
3/01/08 – 3/31/08	2,525,383	$39.37	2,525,383	11,167,947	(2)

Total	6,271,200	$42.48	6,271,200

(1)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to ten million additional shares of Cooper Class A common stock. On February 12, 2008, Cooper announced that the Board of Directors authorized the repurchase of ten million shares of common stock in addition to the remaining November 2, 2004 authorization, which is reflected in the above table. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2008, Cooper’s current estimate is that 3 million shares will be issued under equity compensation plans, which is reflected in the above table.

(2)	As of the date of this filing in 2008, Cooper had repurchased the 3 million shares intended to offset dilution from share issuances under equity compensation plans, as well as approximately 3.3 million additional shares under the Cooper Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2008. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions.
Item 3. Defaults Upon Senior Securities
             Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
             Not applicable
Item 6. Exhibits

10.1	Form of Executive Stock Incentive Agreement for the Performance Period 2008-2010.

10.2	Cooper Industries Amended and Restated Stock Incentive Plan (February 12, 2008 Restatement).

10.3	Amended and Restated Directors’ Stock Plan (February 12, 2008 Restatement).

10.4	Second Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2003 through 2007 and the Three Months Ended March 31, 2008 and 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.
(Registrant)
Date: May 1,2008	/s/ Terry A. Klebe Terry A. Klebe, Senior Vice President and
Chief Financial Officer

Date: May 1,2008	/s/ Rick L. Johnson Rick L. Johnson, Vice President, Controller and
Chief Accounting Officer

Exhibit Index
Exhibit No.

10.1	Form of Executive Stock Incentive Agreement for the Performance Period 2008-2010.

10.2	Cooper Industries Amended and Restated Stock Incentive Plan (February 12, 2008 Restatement).

10.3	Amended and Restated Directors’ Stock Plan (February 12, 2008 Restatement).

10.4	Second Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (April 1, 2003 Restatement).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2003 through 2007 and the three months ended March 31, 2008 and 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.