Form 10-Q
period 2008-06-30
COOPER INDUSTRIES LTD
filed 2008-08-05
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008
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
     Yes ☐ No ☑
Number of registrant’s common stock outstanding as of June 30, 2008 was 173,993,815 Class A common shares that are held by the public and 29,872,731 Class A common shares and 109,620,258 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except per share data)
Revenues	$1,724.3	$1,463.7	$3,270.4	$2,857.7
Cost of sales	1,163.5	984.6	2,185.7	1,929.5
Selling and administrative expenses	314.4	269.1	615.9	524.5

Operating earnings	246.4	210.0	468.8	403.7
Income from Belden agreement	—	3.3	—	3.3

Interest expense, net	18.3	12.9	33.2	25.8

Income before income taxes	228.1	200.4	435.6	381.2
Income taxes (benefits)	66.2	(8.8)	120.3	40.1

Net income	$161.9	$209.2	$315.3	$341.1

Net income per common share:
Basic	$.93	$1.14	$1.79	$1.86

Diluted	$.92	$1.12	$1.77	$1.83

Cash dividends declared per common share	$.25	$.21	$.50	$.42

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$154.7	$232.8
Investments	51.3	93.7
Receivables	1,230.9	1,048.6
Inventories	749.5	643.7
Deferred income taxes and other current assets	270.0	284.2

Total current assets	2,456.4	2,303.0

Restricted cash	—	290.1
Property, plant and equipment, less accumulated depreciation	768.5	719.8
Goodwill	2,741.8	2,540.3
Other noncurrent assets	382.0	280.3

Total assets	$6,348.7	$6,133.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$114.3	$256.1
Accounts payable	573.6	533.1
Accrued liabilities	565.4	566.7
Current discontinued operations liability	191.3	179.1
Current maturities of long-term debt	0.1	100.1

Total current liabilities	1,444.7	1,635.1

Long-term debt	1,207.5	909.9
Postretirement benefits other than pensions	80.6	81.4
Long-term discontinued operations liability	330.0	330.0
Other long-term liabilities	423.0	335.2

Total liabilities	3,485.8	3,291.6

Common stock, $.01 par value	1.7	1.8
Capital in excess of par value	—	85.7
Retained earnings	2,907.3	2,835.1
Accumulated other nonowner changes in equity	(46.1)	(80.7)

Total shareholders’ equity	2,862.9	2,841.9

Total liabilities and shareholders’ equity	$6,348.7	$6,133.5

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$315.3	$341.1

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	70.3	57.8
Deferred income taxes	4.9	5.9
Excess tax benefits from stock options and awards	(3.4)	(20.8)
Changes in assets and liabilities: (1)
Receivables	(122.2)	(133.5)
Inventories	(63.4)	(25.2)
Accounts payable and accrued liabilities	(13.1)	(24.7)
Other assets and liabilities, net	76.9	8.7

Net cash provided by operating activities	265.3	209.3

Cash flows from investing activities:
Proceeds from short-term investments	41.3	—
Proceeds from cash restricted for business acquisitions	290.1	—
Capital expenditures	(57.9)	(56.1)
Cash paid for acquired businesses	(269.6)	(170.5)
Proceeds from sales of property, plant and equipment and other	1.0	0.8

Net cash provided by (used in) investing activities	4.9	(225.8)

Cash flows from financing activities:
Proceeds from issuance of debt	297.6	306.7
Debt issuance costs	(0.5)	(2.7)
Proceeds from debt derivatives	0.5	10.0
Repayments of debt	(299.1)	(3.0)
Dividends	(82.8)	(77.9)
Purchase of common shares	(282.9)	(74.0)
Excess tax benefits from stock options and awards	3.4	20.8
Proceeds from exercise of stock options	10.8	49.5

Net cash provided by (used in) financing activities	(353.0)	229.4
Effect of exchange rate changes on cash and cash equivalents	4.7	3.6

Increase (decrease) in cash and cash equivalents	(78.1)	216.5
Cash and cash equivalents, beginning of period	232.8	423.5

Cash and cash equivalents, end of period	$154.7	$640.0

(1)	Net of the effects of acquisitions and translation.
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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. On February 12, 2008, the FASB delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For Cooper, this action defers the effective date for those assets and liabilities until January 1, 2009. The implementation of SFAS No. 157 as of January 1, 2008 for assets and liabilities not subject to the deferral described above did not have a material impact on the Company’s results of operations, financial position or cash flows. See Note 12 of the Notes to the Consolidated Financial Statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many eligible recognized financial assets and financial liabilities, financial instruments and certain other eligible items at fair value that are not otherwise required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. For Cooper, the Statement was effective January 1, 2008. The implementation of SFAS No. 159 as of January 1, 2008 did not have any impact on the Company’s results of operations, financial position or cash flows as Cooper did not elect to measure any eligible items at fair value that were not already required to be measured at fair value.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) provides enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect on the Company. This Statement, together with the International Accounting Standards Board’s (“IASB”) IFRS 3, Business Combinations, completes a joint effort by the FASB and IASB to improve financial reporting about business combinations and promotes the international convergence of accounting standards. For Cooper, SFAS No. 141(R) applies prospectively to business combinations completed on or after January 1, 2009 and is not subject to early adoption. Cooper is currently evaluating the potential impact of SFAS No. 141(R) on business combinations and related valuations.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidating Financial Statements (“SFAS No. 160”). SFAS No. 160 provides enhanced guidance related to the disclosure of information regarding noncontrolling interests in a subsidiary and their effect on the Company. This Statement, together with the IASB’s IAS 27, Consolidated and Separate Financial Statements, concludes a joint effort by the FASB and IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements and promotes international convergence of accounting standards. For Cooper, SFAS No. 160 is effective in 2009. Cooper is currently evaluating the impact of this Statement on its consolidated financial statements.
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
Note 2. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. The Plan was updated in April 2008 to increase by 7 million the number of authorized shares available under the Plan, to extend the term of the Plan from November 7, 2010 to November 7, 2015 and for certain other matters. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million. As of June 30, 2008, 8,112,563 shares were available for future grants under the Plan. Of the total shares available for future grants, 3,104,058 are available for grants of performance-based shares and restricted stock units. Total compensation expense for all share-based compensation arrangements under the Plan was $18.5 million and $19.0 million for the six months ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $6.4 million and $6.9 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, Cooper granted 1,888,750 stock option awards, 567,800 performance-based shares and 134,280 restricted stock units.
Note 3. Acquisitions
     Cooper completed two acquisitions during the six months ended June 30, 2008. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. Approximately two-thirds of the revenues of these businesses are outside of the United States.
     In February 2008, Cooper completed the acquisition of MTL Instruments Group plc (“MTL”). MTL is a leader in the development and supply of electronic instrumentation and protection equipment for use in hazardous environments. The total purchase price, including assumed debt, was approximately $325 million. The MTL acquisition resulted in the recognition of a preliminary estimate of goodwill of $177.3 million, primarily related to the future earnings and cash flow potential from MTL’s worldwide customer base. The MTL acquisition is included in the Electrical Products segment.
     Total cash paid for the two acquisitions was $261.1 million, net of cash acquired, including acquisition costs. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $178.0 million.

     Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its understanding of the fair value of the assets and liabilities acquired. In the months after the closing of the transaction, Cooper obtains additional information about the assets and liabilities acquired, and finalizes allocation of the purchase price.
     The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the acquisition date for the acquisitions completed during the six months ended June 30, 2008:

	MTL	Other	Total
	(in millions)
Receivables	$43.0	$0.7	$43.7
Inventories	32.2	0.4	32.6
Property, Plant and Equipment	41.7	1.5	43.2
Goodwill	177.3	0.7	178.0
Other intangible assets	100.5	0.4	100.9
Accounts payable	(12.4)	(0.2)	(12.6)
Short-term debt	(56.6)	—	(56.6)
Other assets and liabilities, net	(68.0)	(0.1)	(68.1)

Net cash consideration	$257.7	$3.4	$261.1

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
     The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition for the acquisitions consummated during the year ended December 31, 2007:

(in millions)
Receivables	$58.0
Inventories	48.8
Property, Plant and Equipment	41.7
Goodwill	183.0
Other intangible assets	122.3
Accounts payable	(36.5)
Other assets and liabilities, net	(72.8)

Net cash consideration	$344.5

     Cooper continues to evaluate the fair value of the assets and liabilities acquired and will adjust the allocations as additional information relative to the businesses becomes available for up to one year from the acquisition date. This includes finalization of amount by major asset class and weighted-average amortization period for other intangible assets acquired.

     The results of operations of the acquisitions are included in the consolidated income statement since the respective acquisition dates. The unaudited pro-forma data for the periods set forth below gives effect to the above noted acquisitions as if they had occurred at the beginning of the periods presented. This data is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated as of that time:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Revenues	$1,724.3	$1,558.6	$3,289.7	$3,048.2
Net income	$161.9	$210.5	$314.5	$338.3
Diluted earnings per share	$.92	$1.13	$1.77	$1.81
Note 4. Inventories

	June 30,	December 31,
	2008	2007
	(in millions)
Raw materials	$252.3	$221.5
Work-in-process	199.7	178.8
Finished goods	467.4	396.2
Perishable tooling and supplies	14.6	15.0

	934.0	811.5
Allowance for excess and obsolete inventory	(84.5)	(77.9)
Excess of current standard costs over LIFO costs	(100.0)	(89.9)

Net inventories	$749.5	$643.7

Note 5. Debt
     At June 30, 2008, Cooper has $114.3 million of short-term debt, of which $89.8 million is U.S. commercial paper. In connection with the acquisition of MTL in February 2008, Cooper assumed short-term debt of approximately $47.8 million which has subsequently been repaid and issued short-term loan notes of $8.8 million. At June 30, 2008 Cooper has $8.8 million of loan notes related to MTL included in short-term debt. At June 30, 2008 Cooper has U.S. committed credit facilities that total $553 million, of which $53 million matures in March 2009 and of which $500 million matures in November 2009.
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
Note 6. Shareholders’ Equity
     At June 30, 2008, 173,993,815 Class A common shares, $.01 par value were issued and outstanding (excluding 29,872,731 Class A common shares held by wholly-owned subsidiaries) compared to 179,453,923 Class A common shares, $.01 par value (excluding 27,195,002 Class A common shares held by wholly-owned subsidiaries) at December 31, 2007. During the six months ended June 30, 2008, Cooper issued 1,200,071 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the six months ended June 30, 2008, Cooper and its wholly-owned subsidiaries purchased 6,660,179 Class A common shares for $282.9 million under the

Company’s share repurchase plans. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     A wholly-owned subsidiary also owns all of the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share.
     On February 12, 2008, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.16 per share to $1.00. On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock in addition to the remaining November 2, 2004 authorization. In the six months ended June 30, 2008, Cooper repurchased the 3 million shares intended to offset dilution from share issuances under equity compensation plans, as well as approximately 3.7 million additional shares under the Cooper Board of Directors’ authorizations discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2008. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions. As of June 30, 2008, 10,778,968 shares remain available to be repurchased under the authorizations by the Board of Directors.
Note 7. Segment Information

	Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Electrical Products	$1,510.0	$1,272.3	$2,871.6	$2,482.9
Tools	214.3	191.4	398.8	374.8

Total revenues	$1,724.3	$1,463.7	$3,270.4	$2,857.7

	Operating Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Electrical Products	$259.0	$213.9	$482.5	$407.4
Tools	14.7	21.6	31.9	43.4

Segment operating earnings	273.7	235.5	514.4	450.8
General Corporate expense	27.3	25.5	45.6	47.1

Total operating earnings	246.4	210.0	468.8	403.7
Income from Belden agreement	—	3.3	—	3.3

Interest expense, net	18.3	12.9	33.2	25.8

Income before income taxes	$228.1	$200.4	$435.6	$381.2

     The Tools segment operating earnings for the three and six month periods ended June 30, 2008 includes $7.6 million in severance costs for downsizing an international facility. General corporate expense includes currency losses primarily related to tax reorganizations and financing the MTL acquisition of $5.4 million and $0.3 million in the three and six month periods ended June 30, 2008, respectively. General corporate expense includes $2.4 million of incremental legal costs in the three and six month periods ended June 30, 2007.

Note 8. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Components of net periodic benefit cost:
Service cost	$.9	$1.0	$1.9	$2.0
Interest cost	10.6	10.2	21.1	20.4
Expected return on plan assets	(12.5)	(12.8)	(25.0)	(25.6)
Amortization of prior service cost	(0.6)	(0.5)	(1.1)	(1.0)
Recognized actuarial loss	2.4	2.7	4.8	5.3

Net periodic benefit cost	$0.8	$0.6	$1.7	$1.1

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Components of net periodic benefit cost:
Interest cost	$1.3	$1.3	$2.6	$2.6
Amortization of prior service cost	(0.5)	(0.5)	(1.0)	(1.0)
Recognized actuarial gain	(0.6)	(0.6)	(1.2)	(1.2)

Net periodic benefit cost	$0.2	$0.2	$0.4	$0.4

Note 9. Income Taxes
     The effective tax rate was 27.6% for the six months ended June 30, 2008 and 10.5% for the six months ended June 30, 2007. As discussed below, the 2007 second quarter includes a $63.5 million reduction of income tax expense. Cooper reduced income tax expense by $4.6 million during the six months ended June 30, 2008 for discrete tax items primarily related to foreign taxes. Excluding the discrete tax items, Cooper’s effective tax rate for the six months ended June 30, 2008 and 2007 was 28.7% and 27.2%, respectively. The increase in 2008 is primarily related to increased taxable earnings in 2008 without a corresponding increase in projected tax benefits.
     The United States Internal Revenue Service (“IRS”) challenged Cooper’s treatment of gains and interest deductions claimed on its 2000 through 2003 federal income tax returns, relating to transactions involving government securities. If the proposed adjustments were upheld, it would have required Cooper to pay approximately $93.7 million in taxes plus accrued interest. During the second quarter of 2007, the IRS and Cooper finalized a settlement regarding these transactions.
     On February 1, 2007, the IRS issued its examination report for the 2002-2004 tax years. In addition to the finding related to transactions involving government securities discussed above, the IRS challenged Cooper’s treatment of certain interest payments made during these years to a subsidiary. If the proposed adjustments were upheld, it would have required Cooper to pay approximately $140 million of federal withholding tax plus accrued interest. On May 2, 2007, the IRS issued a letter to Cooper accepting Cooper’s position regarding treatment of these interest payments for the 2002 through 2004 tax years.
     As a result of the settlements discussed above, Cooper recognized $55.7 million of previously unrecognized tax benefits in the 2007 second quarter. A change in rates for the Texas margin tax and other developments in the 2007 second quarter represented the remaining $7.8 million of income taxes expense reduction.
     In June 2008, the German Tax Authorities issued a proposed audit finding related to a 2004 reorganization that was treated as a non-taxable event. Cooper believes that the reorganization was properly reflected on its German income tax returns in accordance with applicable tax laws and regulations in effect during the period involved. Cooper is preparing a response related to the proposed audit finding and will challenge the proposed finding vigorously. While the outcome of the proceedings with the German Tax Authorities cannot be predicted with certainty, management believes that it is more likely than not that its tax position related to the 2004 reorganization will prevail. If the proposed audit finding is upheld, it would require Cooper to pay approximately $90 million of German tax, which would be available for credit in the United States, plus accrued interest.
     Cooper has unrecognized gross tax benefits of $55.9 million at June 30, 2008. Approximately $44.2 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $10 to $15 million could be recognized during the next 12 months as audits close and statutes expire.
     During the second quarter of 2008, the IRS completed their examination of Cooper’s 2005 and 2006 Federal income tax returns which had no material impact on the Company’s financial statements. The Internal Revenue Service has begun an examination of Cooper’s 2007 Federal income tax return. Also, Cooper is under examination by various United States State and Local taxing authorities, as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2007, and with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 1999. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.

Note 10. Net Income Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Basic:
Net income applicable to common stock	$161.9	$209.2	$315.3	$341.1

Weighted average common shares outstanding	174.3	183.7	175.7	183.4

Diluted:
Net income applicable to common stock	$161.9	$209.2	$315.3	$341.1

Weighted average common shares outstanding	174.3	183.7	175.7	183.4
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	2.2	3.2	2.2	3.3

Weighted average common shares and common share equivalents	176.5	186.9	177.9	186.7

     Options and employee awards are not considered in the calculations if the effect would be antidilutive.
Note 11. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$161.9	$209.2	$315.3	$341.1
Foreign currency translation gains	14.0	12.9	23.7	11.8
Change in fair value of derivatives	(0.5)	4.2	10.0	8.9

Net income and other nonowner changes in equity	$175.4	$226.3	$349.0	$361.8

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
     As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of Cooper’s businesses, Cooper is exposed to the effect of currency exchange rate changes on its cash flows and earnings. Cooper enters into currency forward exchange contracts to hedge significant non-functional currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year. Cooper enters into commodity swaps to reduce the volatility of price fluctuations on a portion of up to eighteen months of certain forecasted material purchases.
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
     SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques described in SFAS No. 157. Valuation techniques utilized for each individual asset and liability category are referenced in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using multiple techniques. The valuation techniques are as follows:
(a)	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models);

(c)	Cost approach – Amount that would be required to replace the service capacity of an asset (replacement cost).
     Assets and liabilities measured at fair value as of June 30, 2008 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs	Valuation
(in millions)	(Level 2)	(Level 2)	Technique

Short-term investments	$51.3	$—	(a	)
Currency forward exchange contracts	18.1	(8.3)	(a	)
Commodity swaps	7.3	(0.3)	(a	)
Cross-currency swaps	—	(66.8)	(a	)
     There were no changes in our valuation techniques used to measure asset or liability fair values on a recurring basis in the six months ended June 30, 2008.
Note 13. Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware has confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul have reached a settlement agreement, subject to approval by the Bankruptcy Court as discussed further below, resolving Federal-Mogul’s indemnification obligations to Cooper. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2008, a total of 145,070 Abex Claims were filed, of which 119,329 claims have been resolved leaving 25,741 Abex Claims pending at June 30, 2008. During the six months ended June 30, 2008, 1,536 claims were filed and 5,245 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,100 before insurance. A total of $138 million was spent on defense costs for the period August 28, 1998 through June 30, 2008. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
2007
     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period would expire on April 6, 2007. At a hearing on April 13, Federal-Mogul announced that the Abex settlement had received a favorable vote of approximately 94%, well in excess of the required vote. In addition, any objections to the Fourth Amended Plan were filed with the Court by April 24, 2007 and hearings on confirmation of the Plan were held the week of July 9th. The Court also held hearings on October 1 and 2, 2007 for final briefs and hearings. At the conclusion of these hearings, the Court neither approved nor rejected the revised proposed settlement agreement.
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
2008
     During the first quarter of 2008, the Bankruptcy Court concluded hearings on Plan A. In the second quarter of 2008, the Representatives filed a brief with the Court requesting a preliminary injunction staying Abex asbestos claims. On June 2, 2008, the Bankruptcy Court denied the Representatives’ request. The Bankruptcy Court also stated that it was giving full consideration of Plan A and was hopeful that it would be in a position of ruling on Plan A in September 2008. However, there can be no assurance that the Court will rule on Plan A in that timeframe.
     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity assuming resolution through participation in the Federal-Mogul 524(g) trust is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Accrual at beginning of period	$519.1	$559.5	$509.1	$529.6
Indemnity and defense payments	(6.7)	(15.8)	(11.9)	(24.6)
Insurance recoveries	9.6	—	25.4	39.3
Other	(0.7)	(0.7)	(1.3)	(1.3)

Accrual at end of period	$521.3	$543.0	$521.3	$543.0

     The discontinued operations accrual includes an initial payment of $248.5 million in cash to the Federal-Mogul 524(g) trust with additional annual payments of up to $20 million each due over 25 years, and the insurance recoveries include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Cooper included insurance recoveries of approximately $205 million and $230 million in the discontinued operations accrual as of June 30, 2008 and December 31, 2007, respectively. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
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
     If Cooper is unable to reach a settlement to participate in the Federal-Mogul 524(g) trust, the accrual for discontinued operations may have to be adjusted to reflect the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the estimated liability and related insurance recoveries in this scenario and Cooper is currently assessing the analysis to reasonably estimate such amounts. Cooper believes that such net amounts are unlikely to exceed the current discontinued operations accrual; however, there can be no such assurance until the analysis is completed.
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

Consolidating Income Statements
Three Months Ended June 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$1,004.1	$822.7	$(102.5)	$1,724.3
Cost of sales	0.1	(0.1)	1.9	705.2	558.9	(102.5)	1,163.5
Selling and administrative expenses	3.3	3.5	20.3	142.5	149.9	(5.1)	314.4
Interest expense, net	—	4.6	13.0	—	0.7	—	18.3
Equity in earnings of subsidiaries, net of tax	205.2	7.6	124.8	33.9	129.9	(501.4)	—
Intercompany income (expense)	(10.1)	(10.2)	26.9	(38.3)	66.5	(34.8)	—

Income (loss) before income taxes	191.7	(10.6)	116.5	152.0	309.6	(531.1)	228.1
Income tax expense (benefit)	—	(6.8)	(13.3)	47.2	39.1	—	66.2

Net income (loss)	$191.7	$(3.8)	$129.8	$104.8	$270.5	$(531.1)	$161.9

Consolidating Income Statements
Three Months Ended June 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$943.1	$582.8	$(62.2)	$1,463.7
Cost of sales	—	—	0.5	658.5	387.8	(62.2)	984.6
Selling and administrative expenses	3.0	4.2	18.8	137.2	105.9	—	269.1
Income from Belden agreement					3.3		3.3
Interest expense, net	(0.4)	11.2	3.7	—	(1.6)	—	12.9
Equity in earnings of subsidiaries, net of tax	248.4	10.2	111.0	24.9	177.0	(571.5)	—
Intercompany income (expense)	(8.0)	(4.5)	13.3	(44.4)	72.4	(28.8)	—

Income (loss) before income taxes	237.8	(9.7)	101.3	127.9	343.4	(600.3)	200.4
Income tax expense (benefit)	—	(7.5)	(75.7)	38.0	36.4	—	(8.8)

Net income (loss)	$237.8	$(2.2)	$177.0	$89.9	$307.0	$(600.3)	$209.2

Consolidating Income Statements
Six Months Ended June 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$1,925.1	$1,532.3	$(187.0)	$3,270.4
Cost of sales	(0.1)	(0.2)	3.1	1,337.2	1,032.7	(187.0)	2,185.7
Selling and administrative expenses	5.5	6.0	43.1	287.4	283.1	(9.2)	615.9
Interest expense, net	—	10.2	24.7	—	(1.7)	—	33.2
Equity in earnings of subsidiaries, net of tax	399.5	12.6	231.3	65.2	244.7	(953.3)	—
Intercompany income (expense)	(19.5)	(19.4)	58.6	(82.6)	131.4	(68.5)	—

Income (loss) before income taxes	374.6	(22.8)	219.0	283.1	594.3	(1,012.6)	435.6
Income tax expense (benefit)	—	(13.3)	(25.6)	88.3	70.9	—	120.3

Net income (loss)	$374.6	$(9.5)	$244.6	$194.8	$523.4	$(1,012.6)	$315.3

Six Months Ended June 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$1,861.6	$1,119.2	$(123.1)	$2,857.7
Cost of sales	—	0.1	0.8	1,303.6	748.1	(123.1)	1,929.5
Selling and administrative expenses	5.4	7.7	34.5	270.5	206.4	—	524.5
Income from Belden agreement					3.3		3.3
Interest expense, net	(1.0)	22.4	7.4	—	(3.0)	—	25.8
Equity in earnings of subsidiaries, net of tax	417.6	21.0	206.7	45.1	279.9	(970.3)	—
Intercompany income (expense)	(14.9)	(8.8)	28.4	(83.8)	136.4	(57.3)	—

Income (loss) before income taxes	398.3	(18.0)	192.4	248.8	587.3	(1,027.6)	381.2
Income tax expense (benefit)	—	(14.8)	(87.4)	76.8	65.5	—	40.1

Net income (loss)	$398.3	$(3.2)	$279.8	$172.0	$521.8	$(1,027.6)	$341.1

Consolidating Balance Sheets
June 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$—	$—	$17.5	$4.5	$132.7	$—	$154.7
Investments	—	—	51.3	—	—	—	51.3
Receivables	—	—	0.1	600.5	630.3	—	1,230.9
Inventories	—	—	—	383.5	366.0	—	749.5
Deferred income taxes and other current assets	—	115.9	48.2	25.6	80.3	—	270.0

Total current assets	—	115.9	117.1	1,014.1	1,209.3	—	2,456.4

Property, plant and equipment, less accumulated depreciation	—	—	59.6	324.5	384.4	—	768.5
Goodwill	—	—	—	1,261.9	1,479.9	—	2,741.8
Investment in subsidiaries	5,595.6	626.5	5,028.9	1,138.5	4,353.7	(16,743.2)	—
Investment in parent	—	—	2,981.4	—	312.7	(3,294.1)	—
Intercompany accounts receivable	—	777.1	—	1,347.2	885.2	(3,009.5)	—
Intercompany notes receivable	93.7	25.8	1,353.5	0.3	4,541.3	(6,014.6)	—
Other noncurrent assets	—	21.8	3.8	58.4	298.0	—	382.0

Total assets	$5,689.3	$1,567.1	$9,544.3	$5,144.9	$13,464.5	$(29,061.4)	$6,348.7

Short-term debt	$—	$—	$89.8	$—	$24.5	$—	$114.3
Accounts payable	43.8	2.8	18.8	240.4	267.8	—	573.6
Accrued liabilities	6.5	37.8	71.2	231.0	218.9	—	565.4
Current discontinued operations liability	—	191.3	—	—	—	—	191.3
Current maturities of long-term debt	—	—	—	—	0.1	—	0.1

Total current liabilities	50.3	231.9	179.8	471.4	511.3	—	1,444.7

Long-term debt	—	277.2	921.9	8.0	0.4	—	1,207.5
Intercompany accounts payable	26.4	—	2,983.1	—	—	(3,009.5)	—
Intercompany notes payable	1,052.6	804.6	1,806.9	1,742.0	608.5	(6,014.6)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term liabilities	—	(91.0)	120.9	181.2	292.5	—	503.6

Total liabilities	1,129.3	1,552.7	6,012.6	2,402.6	1,412.7	(9,024.1)	3,485.8

Class A common stock	2.0	—	—	—	—	(0.3)	1.7
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary common stock	—	—	170.0	—	371.4	(541.4)	—
Capital in excess of par value	3,337.2	—	747.2	1,448.1	7,780.0	(13,312.5)	—
Retained earnings	1,133.5	85.1	2,704.0	1,263.4	3,885.0	(6,163.7)	2,907.3
Accumulated other non-owner changes in equity	86.2	(70.7)	(89.5)	30.8	15.4	(18.3)	(46.1)

Total shareholders’ equity	4,560.0	14.4	3,531.7	2,742.3	12,051.8	(20,037.3)	2,862.9

Total liabilities and shareholders’ equity	$5,689.3	$1,567.1	$9,544.3	$5,144.9	$13,464.5	$(29,061.4)	$6,348.7

Consolidating Balance Sheets
December 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$1.3	$—	$23.1	$(1.1)	$209.5	$—	$232.8
Investments	—	—	93.7	—	—	—	93.7
Receivables	1.1	—	0.3	539.3	507.9	—	1,048.6
Inventories	—	—	—	346.2	297.5	—	643.7
Deferred income taxes and other current assets	0.7	119.2	64.3	44.8	55.2	—	284.2

Total current assets	3.1	119.2	181.4	929.2	1,070.1	—	2,303.0

Restricted cash	—	—	—	—	290.1	—	290.1
Property, plant and equipment, less accumulated depreciation	—	—	63.9	326.9	329.0	—	719.8
Goodwill	—	—	—	1,249.7	1,290.6	—	2,540.3
Investment in subsidiaries	5,158.1	620.3	4,779.5	1,030.8	3,785.5	(15,374.2)	—
Investment in parent	—	—	2,872.2	—	312.7	(3,184.9)	—
Intercompany accounts receivable	—	787.4	—	1,337.0	737.7	(2,862.1)	—
Intercompany notes receivable	162.4	25.8	1,155.2	0.3	4,422.1	(5,765.8)	—
Other noncurrent assets	—	14.5	8.0	48.9	208.9	—	280.3

Total assets	$5,323.6	$1,567.2	$9,060.2	$4,922.8	$12,446.7	$(27,187.0)	$6,133.5

Short-term debt	$—	$—	$228.7	$—	$27.4	$—	$256.1
Accounts payable	37.8	5.1	19.1	218.2	252.9	—	533.1
Accrued liabilities	6.2	39.0	72.2	261.5	187.8	—	566.7
Current discontinued operations liability	—	179.1	—	—	—	—	179.1
Current maturities of long-term debt	—	100.1	—	—	—	—	100.1

Total current liabilities	44.0	323.3	320.0	479.7	468.1	—	1,635.1

Long-term debt	—	277.2	624.1	8.0	0.6	—	909.9
Intercompany accounts payable	34.8	—	2,826.1	—	—	(2,860.9)	—
Intercompany notes payable	815.0	692.6	1,869.0	1,741.8	647.2	(5,765.6)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Other long-term Liabilities	—	(86.1)	155.6	187.8	159.3	—	416.6

Total liabilities	893.8	1,537.0	5,794.8	2,417.3	1,275.2	(8,626.5)	3,291.6

Class A common stock	2.1	—	—	—	—	(0.3)	1.8
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary common stock	—	—	170.0	—	371.4	(541.4)	—
Capital in excess of par value	3,458.5	—	743.7	1,427.0	7,496.1	(13,039.6)	85.7
Retained earnings	916.4	116.2	2,468.7	1,055.3	3,335.9	(5,057.4)	2,835.1
Accumulated other non-owner changes in equity	51.7	(86.0)	(117.0)	23.2	(31.9)	79.3	(80.7)

Total shareholders’ equity	4,429.8	30.2	3,265.4	2,505.5	11,171.5	(18,560.5)	2,841.9

Total liabilities and shareholders’ equity	$5,323.6	$1,567.2	$9,060.2	$4,922.8	$12,446.7	$(27,187.0)	$6,133.5

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(21.6)	$(22.4)	$(7.7)	$29.5	$287.5	$—	$265.3

Cash flows from investing activities:
Proceeds from short-term investments	—	—	41.3	—	—	—	41.3
Proceeds from cash restricted for business acquisitions	—	—	—	—	290.1	—	290.1
Capital expenditures	—	—	(6.5)	(22.9)	(28.5)	—	(57.9)
Cash paid for acquired businesses	—	—	—	—	(269.6)	—	(269.6)
Investments in affiliates	—	—	(13.0)	(3.1)	—	16.1	—
Loans to affiliates	(184.4)	—	(404.1)	—	(581.2)	1,169.7	—
Repayments of loans from affiliates	253.1	—	234.8	—	408.5	(896.4)	—
Dividends from affiliates	—	—	69.0	—	—	(69.0)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.3	0.7	—	1.0

Net cash provided by (used in) investing activities	68.7	—	(78.5)	(25.7)	(180.0)	220.4	4.9

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	297.6	—	—	—	297.6
Debt issuance costs	—	—	(0.5)	—	—	—	(0.5)
Proceeds from debt derivatives	—	—	0.5	—	—	—	0.5
Repayments of debt	—	(100.0)	(138.9)	—	(60.2)	—	(299.1)
Borrowings from affiliates	838.0	112.0	31.4	3.1	185.2	(1,169.7)	—
Repayments of loans to affiliates	(601.3)	—	(97.2)	(3.0)	(194.9)	896.4	—
Other intercompany financing activities	4.5	10.4	109.4	1.7	(135.2)	9.2	—
Dividends	(82.8)	—	—	—	—	—	(82.8)
Dividends paid to affiliates	(69.0)	—	—	—	—	69.0	—
Purchase of common shares	(147.0)	—	(135.9)	—	—	—	(282.9)
Excess tax benefits from stock options and awards	—	—	3.4	—	—	—	3.4
Issuance of stock	—	—	—	—	16.1	(16.1)	—
Proceeds from exercise of stock options	9.2	—	10.8	—	—	(9.2)	10.8

Net cash provided by (used in) financing activities	(48.4)	22.4	80.6	1.8	(189.0)	(220.4)	(353.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	4.7	—	4.7

Increase (decrease) in cash and cash equivalents	(1.3)	—	(5.6)	5.6	(76.8)	—	(78.1)
Cash and cash equivalents, beginning of period	1.3	—	23.1	(1.1)	209.5	—	232.8

Cash and cash equivalents, end of period	$—	$—	$17.5	$4.5	$132.7	$—	$154.7

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(10.1)	$(21.9)	$42.1	$29.6	$169.6	$—	$209.3

Cash flows from investing activities:
Capital expenditures	—	—	(15.1)	(25.2)	(15.8)	—	(56.1)
Cash paid for acquired businesses	—	—	—	(75.2)	(95.3)	—	(170.5)
Investments in affiliates	—	—	(44.3)	—	—	44.3	—
Loans to affiliates	(60.0)	—	(22.4)	—	(528.9)	611.3	—
Repayments of loans from affiliates	151.8	—	—	—	408.2	(560.0)	—
Dividends from affiliates	—	—	52.8	15.9	4.4	(73.1)	—
Proceeds from sale of property, plant and equipment and other	—	—	—	0.4	0.4	—	0.8

Net cash provided by (used in) investing activities	91.8	—	(29.0)	(84.1)	(227.0)	22.5	(225.8)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	300.0	—	6.7	—	306.7
Debt issuance costs	—	—	(2.7)	—	—	—	(2.7)
Proceeds from debt derivatives	—	—	10.0	—	—	—	10.0
Repayments of debt	—	—	—	—	(3.0)	—	(3.0)
Borrowings from affiliates	385.2	22.4	203.7	—	—	(611.3)	—
Repayments of loans to affiliates	(289.4)	—	(268.9)	—	(1.7)	560.0	—
Other intercompany financing Activities	58.3	(0.5)	(126.7)	58.1	10.8	—	—
Dividends	(77.9)	—	—	—	—	—	(77.9)
Dividends paid to affiliates	(57.3)	—	—	—	(15.8)	73.1	—
Purchase of common shares	1.4	—	(75.4)	—	—	—	(74.0)
Excess tax benefits from stock options and awards	—	—	20.8	—	—	—	20.8
Issuance of stock	—	—	—	—	44.3	(44.3)	—
Proceeds from exercise of stock options	—	—	49.5	—	—	—	49.5

Net cash provided by (used in) financing activities	20.3	21.9	110.3	58.1	41.3	(22.5)	229.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	3.6	—	3.6

Increase (decrease) in cash and cash equivalents	102.0	—	123.4	3.6	(12.5)	—	216.5
Cash and cash equivalents, beginning of period	11.5	—	204.9	(2.8)	209.9	—	423.5

Cash and cash equivalents, end of period	$113.5	$—	$328.3	$0.8	$197.4	$—	$640.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007
     Net income for the second quarter of 2008 was $161.9 million on revenues of $1,724.3 million compared with 2007 second quarter net income of $209.2 million on revenues of $1,463.7 million. 2008 second quarter diluted earnings per share were $.92 compared to $1.12 in the 2007 second quarter. During the second quarter 2008, severance costs associated with the downsizing of a Tools Segment international facility and currency related losses decreased earnings per share by $.05 per share. The second quarter 2007 results included tax benefits from settlements and enacted tax rate changes and income from the Belden agreement partially offset by incremental legal costs that increased 2007 reported earnings per share by $.34 per share.
Revenues:
     Revenues for the second quarter of 2008 increased 18% compared to the second quarter of 2007. The impact of acquisitions and currency translation increased reported revenues by approximately 11% for the quarter.
     Electrical Products segment revenues increased 19% compared to the second quarter of 2007. The impact of acquisitions increased revenues by nearly 9% for the quarter and favorable currency translation increased reported revenues over 2% for the quarter. The increase in revenues for Electrical Products segment reflects continued strength in the industrial, utility and energy markets with international market initiatives providing further growth in the second quarter of 2008. The continued softness in the U.S. residential markets and slower growth in certain other U.S. markets partially offset the segment’s overall revenue growth.
     Tools segment revenues for the second quarter of 2008 increased 12% from the second quarter of 2007. Favorable currency translation increased revenues by approximately 6% over the second quarter of 2007. Higher revenues from Aerospace demand, new customers and new products more than offset the impact of soft motor vehicle markets and soft retail sales providing approximately 6% growth for the second quarter revenues over prior year comparable results.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.5% for the second quarter of 2008 compared to 67.3% for the comparable 2007 quarter. The increase in the cost of sales was primarily related to a $7.6 million charged incurred for the downsizing of a Tools Segment international facility. Execution on productivity improvement initiatives and price realization more than offset increased material, energy and other cost inflation.
     Electrical Products segment cost of sales, as a percentage of revenues, was 66.4% for the second quarter of 2008 compared to 67.1% for the second quarter of 2007. The decrease in cost of sales as a percentage of revenues in comparison to the prior year second quarter was due to benefits realized through productivity initiatives, impact of pricing actions and leverage of increased volumes. Tools segment cost of sales, as a percentage of revenues, was 74.2% for the second quarter of 2008 compared to 68.6% for the second quarter of 2007. The increase in the cost of sales percentage was driven by recognition of severance costs totaling $7.6 million associated with the downsizing of an international operation and material cost increases which offset benefits from productivity initiatives. The downsizing and related cash payments will be completed in 2008.

     Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2008 was 18.2% compared to 18.4% for the second quarter of 2007. The decrease in percentage is reflective of the higher revenue levels and cost reduction actions taken in 2008 partially offset by higher selling and administrative expenses for acquired companies and currency related losses.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues for the second quarter of 2008, were 16.5% compared to 16.1% for the second quarter of 2007. The increase in percentage reflects the higher overall percentages seen in the newly acquired operations, investment in resources to support international growth offset by leverage on higher revenues and cost control activities implemented in 2008.
     Tools segment selling and administrative expenses, as a percentage of revenues for the second quarter of 2008, were 19.0% compared to 20.1% for the second quarter of 2007. The decrease in selling and administrative expenses, as a percentage of revenues, was driven by higher revenues and cost control activities implemented in 2008.
     Net interest expense in the second quarter of 2008 increased $5.4 million from the 2007 second quarter, primarily as a result of the March 27, 2008 issuance of $300 million of senior unsecured notes. Average debt balances were $1.43 billion and $1.07 billion and average interest rates were 5.5% and 5.8% for the second quarter of 2008 and 2007, respectively.
Operating Earnings:
     Electrical Products segment second quarter 2008 operating earnings increased 21.1% to $259.0 million from $213.9 million for the same quarter of last year. The increase resulted from higher revenues, favorable product mix, incremental earnings from acquisitions, execution on productivity improvement initiatives, and pricing actions.
     Tools segment second quarter 2008 operating earnings were $14.7 million compared to $21.6 million in the second quarter of 2007. The decrease resulted from the $7.6 million of costs associated with the downsizing of an international facility and higher material costs which were partially offset by higher revenues and productivity initiatives.
     General Corporate expense increased $1.8 million to $27.3 million for the second quarter of 2008 compared to $25.5 million during the same period of 2007. General corporate expense includes currency related losses of $5.4 million in 2008 and $2.4 million of incremental legal costs in 2007. Absent these items, general corporate expense decreased $1.2 million primarily from cost reduction initiatives offset partially by inflation.
Income Taxes:
     The effective tax rate was 29.0% for the second quarter of 2008 and (4.4%) for the second quarter of 2007. The increase is related to a $63.5 million reduction to income tax expense in the second quarter of 2007. During the second quarter of 2007 Cooper finalized settlements with the Internal Revenue Service related to the 2000 through 2004 tax years. Previously unrecognized tax benefits of $55.7 million were therefore recognized. A change in rates for the Texas margin tax and other developments in the second quarter of 2007 represented the remaining $7.8 million of income tax expense reduction. Excluding the reduction, Cooper’s second quarter 2007 effective tax rate would have been 27.3%. The increase in Cooper’s second quarter 2008 effective tax rate compared to the same period in 2007, adjusted for the aforementioned discrete items, is primarily related to increased taxable earnings in 2008 without a corresponding increase in projected tax benefits.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007
     Net income for the first six months of 2008 was $315.3 million on revenues of $3,270.4 million compared with 2007 first half net income of $341.1 million on revenues of $2,857.7 million. First half diluted earnings per share was $1.77 in 2008, compared to $1.83 in 2007. First half 2007 diluted earnings per share included $63.5 million of income tax adjustments that increased reported earnings per share by $.34 per share.
Revenues:
     Revenues for the first six months of 2008 increased 14% compared to the first six months of 2007. The impact of acquisitions and currency translation increased revenues by approximately 10%.
     Electrical Products segment revenues for the first six months of 2008 increased 16% compared to the first half of 2007. The impact of acquisitions increased revenue by slightly more than 8% and currency translation had approximately a 2% favorable effect on revenues in the first half of the year. Sales growth was a result of strong demand from the utility and industrial markets and international expansion. The soft U.S. residential markets and slower growth in certain other U.S. markets partially offset these gains.
     Tools segment revenues for the first six months of 2008 increased 6% compared to the first half of 2007. Favorable currency translation impact on revenues for the first six months of 2008 accounted for all of the growth. Revenue growth in industrial markets was offset by weak demand for U.S. retail products.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 66.8% for the first six months of 2008 compared to 67.5% for the comparable 2007 period. The decrease in the cost of sales percentage was primarily a result of fixed cost leverage on higher volume, favorable sales mix, pricing actions and benefits from productivity improvement initiatives partially offset by a $7.6 million charge for downsizing a Tools segment international facility and material and other cost inflation.
     Electrical Products segment cost of sales, as a percentage of revenues, was 66.1% for the first six months of 2008 compared to 67.5% for the first half of 2007. The decrease in the cost of sales percentage was primarily the result of productivity initiatives, favorable sales mix, production leverage on higher volume, and pricing actions partially offset by material and other cost inflation.
     Tools segment cost of sales, as a percentage of revenues, was 71.8% for the first half of 2008 compared to 67.9% for the same period of 2007. The increase in cost of sales percentage reflects the $7.6 million impact of severance costs associated with the downsizing of an international facility, increased material costs, lower production volumes in selected operations offset by operating efficiency gains from productivity improvements and cost control measures.
     Selling and administrative expenses, as a percentage of revenues, for the first six months of 2008 were 18.8% compared to 18.4% for the first half of 2007. The increase is due to impact of acquisitions, investment in international growth offset by leverage on higher sales and cost reductions from productivity initiatives.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2008 were 17.1% compared to 16.1% for the first half of 2007. The increase in selling and administrative expenses percentage is primarily due to the impact of acquisitions which generally have a higher than average selling and administrative costs relative to sales offset by volume leverage and productivity initiatives.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2008 were 20.3% compared to 20.5% for the first six months of 2007. The decrease in the selling and administrative expenses percentage is primarily due to leverage on higher revenues and cost productivity initiatives.
     Net interest expense for the first six months of 2008 increased $7.4 million from the 2007 first six months primarily as a result of higher average debt balances. Average debt balances were $1.41 billion and $1.05 billion and average interest rates were 5.3% and 5.8% for the first six months of 2008 and 2007, respectively.
Operating Earnings:
     Electrical Products segment first half 2008 operating earnings increased 18% to $482.5 million from $407.4 million for the same period of last year. The increase was primarily due to sales volume leverage, pricing actions, favorable sales mix, productivity initiatives and incremental earnings from acquisitions.
     Tools segment first half 2008 operating earnings decreased 26% to $31.9 million compared to $43.4 million in the same period of 2007. The decrease reflects the $7.6 million in costs associated with the downsizing of an international facility and material cost increases offset partially by cost productivity initiatives.
     General Corporate expense decreased $1.5 million to $45.6 million during the first six months of 2008 compared to $47.1 million during the same period of 2007. This decrease primarily related to incremental legal costs in 2007 of $2.4 million.
Income Taxes:
     The effective tax rate was 27.6% for the six months ended June 30, 2008 and 10.5% for the six months ended June 30, 2007. The rate increase is primarily related to a 2007 second quarter $63.5 million reduction of income tax expense. Cooper finalized settlements with the Internal Revenue Service related to the 2000 through 2004 tax years in the 2007 second quarter. Previously unrecognized tax benefits of $55.7 million were therefore recognized in the quarter. A change in rates for the Texas margin tax and other developments in the 2007 second quarter represented the remaining $7.8 million of income tax expense reduction. Excluding the reduction, Cooper’s effective tax rate for the six months ended June 30, 2007 was 27.2%. Cooper reduced income tax expense by $4.6 million during the six months ended June 30, 2008 for discrete tax items primarily related to foreign taxes. Excluding the impacts of the discrete items, Cooper’s effective tax rate for the six months ended June 30, 2008 would have been 28.7%. The increase in Cooper’s 2008 effective tax rate compared to 2007, adjusted for the aforementioned discrete items, is primarily related to increased taxable earnings in 2008 without a corresponding increase in projected tax benefits.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $247.6 million during the first six months of 2008. A $182.3 million increase in receivables and a $105.8 million increase in inventories, partially offset by a $40.5 million increase in accounts payable, were driven by increased sales, currency translation and the impact from acquisitions completed in the 2008 first quarter. The increase in inventories was partially offset by a $6.6 million increase in the allowance for excess and obsolete inventory. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the first six months of 2008 of 5.1 turns improved from the 5.0 turns reported for the same period of 2007.
     Cash provided by operating activities was $265.3 million during the first six months of 2008. This cash, plus $297.6 million of net proceeds from issuances of debt, $290.1 million of proceeds from cash previously restricted, $41.3 million from redemption of short-term investments, $10.8 million of cash received from stock option exercises and an additional $78.1 million of cash and cash equivalents, was primarily used to fund capital expenditures of $57.9 million, acquisitions of $269.6 million, dividends of $82.8 million, debt repayments of $299.1 million and share purchases of $282.9 million.
     Cash provided by operating activities was $209.3 million for the first six months of 2007. This cash, plus $314.0 million of net proceeds from debt issuances and $49.5 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $56.1 million, acquisitions of $170.5 million, dividends of $77.9 million, debt repayments of $3.0 million and share purchases of $74.0 million.
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
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 31.6% at June 30, 2008, 30.8% at December 31, 2007 and 32.3% at June 30, 2007.
     At June 30, 2008 and December 31, 2007, Cooper had cash and cash equivalents of $154.7 million and $232.8 million, respectively and short-term investments of $51.3 million and $93.7 million, respectively. At June 30, 2008 and December 31, 2007, Cooper had short-term debt of $114.3 million and $256.1 million, respectively, including commercial paper of $89.8 million and $228.7 million, respectively. In connection with the acquisition of MTL in February 2008, Cooper assumed short-term debt of $47.8 million which has subsequently been repaid and issued short-term loan notes of $8.8 million. At June 30, 2008, Cooper has $8.8 million of loan notes related to MTL included in short-term debt.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. At June 30, 2008, Cooper had $553 million of committed credit facilities, $53 million of which matures in March 2009 and $500 million of which matures in November 2009. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facilities.
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
     Cooper’s access to the commercial paper market could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper’s access to the commercial paper market be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed credit facilities to provide short-term funding. The committed credit facilities do not contain any provision which makes their availability to Cooper dependent on Cooper’s credit ratings.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of June 30, 2008, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2007.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	June 30,
	2008	2007
	(in millions)
Electrical Products	$798.7	$680.6
Tools	87.2	75.5

	$885.9	$756.1

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
     Cooper is executing a multi-year process of implementing an Enterprise Business System (“EBS”) globally. Implementing an EBS system on a global basis involves significant changes in business processes. The implementation is phased, which reduces the risks associated with making these changes. In addition,

Cooper is taking the necessary steps to monitor and maintain appropriate internal controls during the implementations. As of June 30, 2008, approximately 85% of Cooper’s revenues are on the global system.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware has confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul have reached a settlement agreement, subject to approval by the Bankruptcy Court as discussed further below, resolving Federal-Mogul’s indemnification obligations to Cooper. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2008, a total of 145,070 Abex Claims were filed, of which 119,329 claims have been resolved leaving 25,741 Abex Claims pending at June 30, 2008. During the six months ended June 30, 2008, 1,536 claims were filed and 5,245 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,100 before insurance. A total of $138 million was spent on defense costs for the period August 28, 1998 through June 30, 2008. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
2007
     On February 2, 2007, the U.S. Bankruptcy Court for the District of Delaware approved the adequacy of Federal-Mogul’s Supplemental Disclosure Statement describing the Fourth Amended Joint Plan of Reorganization. The Court also approved the Voting Procedures and ordered that the voting period would expire on April 6, 2007. At a hearing on April 13, Federal-Mogul announced that the Abex settlement had received a favorable vote of approximately 94%, well in excess of the required vote. In addition, any objections to the Fourth Amended Plan were filed with the Court by April 24, 2007 and hearings on confirmation of the Plan were held the week of July 9th. The Court also held hearings on October 1 and 2, 2007 for final briefs and hearings. At the conclusion of these hearings, the Court neither approved nor rejected the revised proposed settlement agreement.
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
2008
     During the first quarter of 2008, the Bankruptcy Court concluded hearings on Plan A. In the second quarter of 2008, the Representatives filed a brief with the Court requesting a preliminary injunction staying Abex asbestos claims. On June 2, 2008, the Bankruptcy Court denied the Representatives’ request. The Bankruptcy Court also stated that it was giving full consideration of Plan A and was hopeful that it would be in a position of ruling on Plan A in September 2008. However, there can be no assurance that the Court will rule on Plan A in that timeframe.

     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity assuming resolution through participation in the Federal-Mogul 524(g) trust is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Accrual at beginning of period	$519.1	$559.5	$509.1	$529.6
Indemnity and defense payments	(6.7)	(15.8)	(11.9)	(24.6)
Insurance recoveries	9.6	—	25.4	39.3
Other	(0.7)	(0.7)	(1.3)	(1.3)

Accrual at end of period	$521.3	$543.0	$521.3	$543.0

     The discontinued operations accrual includes an initial payment of $248.5 million in cash to the Federal-Mogul 524(g) trust with additional annual payments of up to $20 million each due over 25 years, and the insurance recoveries include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Cooper included insurance recoveries of approximately $205 million and $230 million in the discontinued operations accrual as of June 30, 2008 and December 31, 2007, respectively. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated and settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
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
     If Cooper is unable to reach a settlement to participate in the Federal-Mogul 524(g) trust, the accrual for discontinued operations may have to be adjusted to reflect the estimated liability and related insurance recoveries through the tort system. There are numerous assumptions that are required to project the estimated liability and related insurance recoveries in this scenario and Cooper is currently assessing the analysis to reasonably estimate such amounts. Cooper believes that such net amounts are unlikely to exceed the current discontinued operations accrual; however, there can be no such assurance until the analysis is completed.
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
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended June 30, 2008:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs(1)	Plans or Programs(1) (2)
As of 3/31/08				11,167,947
4/01/08 – 4/30/08	88,068	$39.90	88,068	11,079,879
5/01/08 – 5/31/08	152,911	$43.58	152,911	10,926,968
6/01/08 – 6/30/08	148,000	$43.06	148,000	10,778,968

Total	388,979	$42.55	388,979

(1)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to ten million additional shares of Cooper Class A common stock. On February 12, 2008, Cooper’s Board of Directors authorized the repurchase of ten million shares of common stock in addition to the remaining November 2, 2004 authorization, which is reflected in the above table. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2008, Cooper’s current estimate is that 3 million shares will be issued under equity compensation plans, which is reflected in the above table.

(2)	As of the date of this filing in 2008, Cooper had repurchased the 3 million shares intended to offset dilution from share issuances under equity compensation plans, as well as approximately 3.7 million additional shares under the Cooper Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2008. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders was held on April 29, 2008 in Houston, Texas. Four proposals, as described in Cooper’s Proxy statement dated March 13, 2008, were voted upon at the meeting. The following is a brief description of the matters voted upon and the results of voting.
1.	Proposal for the election of three directors for terms expiring in 2011:

	Robert M. Devlin	Linda A. Hill	James J. Postl
Votes For:	148,218,370	148,451,462	147,953,306
Votes Withheld:	37,666,525	37,433,433	37,931,590

2.	Proposal to appoint Ernst & Young LLP as independent auditors for 2008:

Votes For:	182,920,090
Votes Against:	1,362,086
Abstain:	1,602,719
Non-Vote:	0
3.	Proposal to amend Cooper’s Stock Incentive Plan:

Votes For:	168,905,315
Votes Against:	5,209,380
Abstain:	2,030,448
Non-Vote:	9,739,752
4.	Shareholder proposal to implement a code of conduct based upon international labor organization human rights standards:

Votes For:	12,914,625
Votes Against:	104,243,076
Abstain:	58,987,442
Non-Vote:	9,739,752
Item 6. Exhibits

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2003 through 2007 and the Six Months Ended June 30, 2008 and 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd. (Registrant)

Date: August 5, 2008	/s/ Terry A. Klebe Terry A. Klebe, Senior Vice President and Chief Financial Officer

Date: August 5, 2008	/s/ Rick L. Johnson Rick L. Johnson, Vice President, Controller and Chief Accounting Officer

Exhibit Index
Exhibit No.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2003 through 2007 and the six months ended June 30, 2008 and 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.