Form 10-Q
period 2008-09-30
COOPER INDUSTRIES LTD
filed 2008-11-06
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
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
Yes ☐     No ☑
Number of registrant’s common stock outstanding as of September 30, 2008 was 173,313,839 Class A common shares that are held by the public and 30,935,967 Class A common shares and 109,620,258 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share data)
Revenues	$1,727.7	$1,501.3	$4,998.1	$4,359.0
Cost of sales	1,170.0	1,008.1	3,355.7	2,937.6
Selling and administrative expenses	307.8	276.7	923.7	801.2

Operating earnings	249.9	216.5	718.7	620.2
Income from Belden agreement	—	23.5	—	26.8
Interest expense, net	17.3	12.3	50.5	38.1

Income from continuing operations before income taxes	232.6	227.7	668.2	608.9
Income taxes expense	43.4	55.8	163.7	95.9

Income from continuing operations	189.2	171.9	504.5	513.0
Income related to discontinued operations, net of income taxes	16.6	—	16.6	—

Net income	$205.8	$171.9	$521.1	$513.0

Net income per common share:
Basic:
Income from continuing operations	$1.09	$.94	$2.88	$2.80
Income from discontinued operations	.10	—	.10	—

Net income	$1.19	$.94	$2.98	$2.80

Diluted:
Income from continuing operations	$1.08	$.93	$2.85	$2.75
Income from discontinued operations	.09	—	.09	—

Net income	$1.17	$.93	$2.94	$2.75

Cash dividends declared per common share	$.25	$.21	$.75	$.63

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$260.7	$232.8
Investments	35.6	93.7
Receivables	1,197.6	1,048.6
Inventories	716.1	643.7
Current discontinued operations receivable	158.5	—
Deferred income taxes and other current assets	168.4	284.2

Total current assets	2,536.9	2,303.0

Restricted cash	—	290.1
Property, plant and equipment, less accumulated depreciation	749.1	719.8
Goodwill	2,654.4	2,540.3
Long-term discontinued operations receivable	174.8	—
Other noncurrent assets	392.3	280.3

Total assets	$6,507.5	$6,133.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$32.9	$256.1
Accounts payable	588.7	533.1
Accrued liabilities	592.7	566.7
Current discontinued operations liability	50.7	179.1
Current maturities of long-term debt	—	100.1

Total current liabilities	1,265.0	1,635.1

Long-term debt	1,207.5	909.9
Postretirement benefits other than pensions	79.8	81.4
Long-term discontinued operations liability	772.6	330.0
Deferred income taxes and other long-term liabilities	235.4	335.2

Total liabilities	3,560.3	3,291.6

Common stock, $.01 par value	1.7	1.8
Capital in excess of par value	—	85.7
Retained earnings	3,055.6	2,835.1
Accumulated other nonowner changes in equity	(110.1)	(80.7)

Total shareholders’ equity	2,947.2	2,841.9

Total liabilities and shareholders’ equity	$6,507.5	$6,133.5

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$521.1	$513.0
Less: Income related to discontinued operations	(16.6)	—

Income from continuing operations	504.5	513.0

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	106.8	87.7
Deferred income taxes	1.7	5.5
Excess tax benefits from stock options and awards	(8.6)	(19.6)
Changes in assets and liabilities: (1)
Receivables	(123.4)	(161.9)
Inventories	(53.6)	(11.2)
Accounts payable and accrued liabilities	43.5	36.5
Other assets and liabilities, net	98.9	13.3

Net cash provided by operating activities	569.8	463.3

Cash flows from investing activities:
Proceeds from short-term investments	56.4	—
Proceeds from cash restricted for business acquisitions	290.1	—
Capital expenditures	(95.5)	(91.0)
Cash paid for acquired businesses	(270.8)	(194.5)
Proceeds from sales of property, plant and equipment and other	(0.9)	0.8

Net cash used in investing activities	(20.7)	(284.7)

Cash flows from financing activities:
Proceeds from issuance of debt	297.6	306.7
Debt issuance costs	(0.6)	(2.7)
Proceeds from debt derivatives	0.5	10.0
Repayments of debt	(380.0)	(303.0)
Dividends	(126.9)	(116.2)
Purchase of common shares	(325.2)	(274.8)
Excess tax benefits from stock options and awards	8.6	19.6
Proceeds from exercise of stock options	17.0	54.7

Net cash used in financing activities	(509.0)	(305.7)
Effect of exchange rate changes on cash and cash equivalents	(12.2)	11.0

Increase (decrease) in cash and cash equivalents	27.9	(116.1)
Cash and cash equivalents, beginning of period	232.8	423.5

Cash and cash equivalents, end of period	$260.7	$307.4

(1)	Net of the effects of acquisitions and translation.
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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. On February 12, 2008, the FASB delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For Cooper, this action defers the effective date for those assets and liabilities until January 1, 2009. Cooper is currently evaluating the impact of these deferred provisions on its consolidated financial statements. The implementation of SFAS No. 157 as of January 1, 2008 for assets and liabilities not subject to the deferral described above did not have a material impact on the Company’s results of operations, financial position or cash flows. See Note 12 of the Notes to the Consolidated Financial Statements.
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
Note 2. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. The Plan was updated in April 2008 to increase by 7 million the number of authorized shares available under the Plan, to extend the term of the Plan from November 7, 2010 to November 7, 2015 and for certain other matters. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million. As of September 30, 2008, 8,117,236 shares were available for future grants under the Plan. Of the total shares available for future grants, 3,090,498 are available for grants of performance-based shares and restricted stock units. Total compensation expense for all share-based compensation arrangements under the Plan was $28.6 million and $29.5 million for the nine months ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $9.9 million and $10.3 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, Cooper granted 1,936,450 stock option awards, 586,160 performance-based shares and 149,480 restricted stock units.
Note 3. Acquisitions
     Cooper completed two acquisitions during the nine months ended September 30, 2008. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. Approximately two-thirds of the revenues of these businesses are outside of the United States.
     In February 2008, Cooper completed the acquisition of MTL Instruments Group plc (“MTL”). MTL is a leader in the development and supply of electronic instrumentation and protection equipment for use in hazardous environments. The total purchase price, including assumed debt, was approximately $325 million. The MTL acquisition resulted in the recognition of a preliminary estimate of goodwill of $175.6 million, primarily related to the future earnings and cash flow potential from MTL’s worldwide customer base. The MTL acquisition is included in the Electrical Products segment.
     Total cash paid for the two acquisitions was $261.2 million, net of cash acquired, including acquisition costs. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $176.3 million.

     Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its understanding of the fair value of the assets and liabilities acquired. In the months after the closing of the transaction, Cooper obtains additional information about the assets and liabilities acquired, and finalizes allocation of the purchase price.
     The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the acquisition date for the acquisitions completed during the nine months ended September 30, 2008:

	MTL	Other	Total
	(in millions)
Receivables	$46.4	$0.7	$47.1
Inventories	32.2	0.4	32.6
Property, Plant and Equipment	41.7	1.5	43.2
Goodwill	175.6	0.7	176.3
Other intangible assets	100.5	0.4	100.9
Accounts payable	(12.4)	(0.2)	(12.6)
Short-term debt	(56.6)	—	(56.6)
Other assets and liabilities, net	(69.6)	(0.1)	(69.7)

Net cash consideration	$257.8	$3.4	$261.2

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
     The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition for the acquisitions consummated during the year ended December 31, 2007:

(in millions)
Receivables	$58.0
Inventories	48.6
Property, Plant and Equipment	41.7
Goodwill	184.5
Other intangible assets	122.3
Accounts payable	(36.5)
Other assets and liabilities, net	(73.0)

Net cash consideration	$345.6

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Revenues	$1,727.7	$1,594.6	$5,017.4	$4,642.8
Income from continuing operations	$189.2	$170.8	$503.7	$509.1
Net income	$205.8	$170.8	$520.3	$509.1
Diluted earnings per share from continuing operations	$1.08	$.92	$2.85	$2.73
Diluted earnings per share	$1.17	$.92	$2.94	$2.73
Note 4. Inventories

	September 30,	December 31,
	2008	2007
	(in millions)
Raw materials	$241.5	$221.5
Work-in-process	191.7	178.8
Finished goods	452.4	396.2
Perishable tooling and supplies	14.0	15.0

	899.6	811.5
Allowance for excess and obsolete inventory	(80.2)	(77.9)
Excess of current standard costs over LIFO costs	(103.3)	(89.9)

Net inventories	$716.1	$643.7

Note 5. Debt
     At September 30, 2008, Cooper has $32.9 million of short-term debt, of which $10.0 million is U.S. commercial paper. In connection with the acquisition of MTL in February 2008, Cooper assumed short-term debt of approximately $47.8 million which has subsequently been repaid and issued short-term loan notes of $8.8 million. At September 30, 2008 Cooper has $8.0 million of loan notes related to MTL included in short-term debt. At September 30, 2008 Cooper has U.S. committed credit facilities that total $536 million, of which $36 million matures in March 2009 and of which $500 million matures in November 2009.
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
Note 6. Shareholders’ Equity
     At September 30, 2008, 173,313,839 Class A common shares, $.01 par value were issued and outstanding (excluding 30,935,967 Class A common shares held by wholly-owned subsidiaries) compared to 179,453,923 Class A common shares, $.01 par value (excluding 27,195,002 Class A common shares held by wholly-owned subsidiaries) at December 31, 2007. During the nine months ended September 30, 2008, Cooper issued 1,615,514 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the nine months ended September 30, 2008, Cooper and its wholly-owned subsidiaries purchased 7,755,598 Class A common shares for $325.2 million under the Company’s share repurchase plans. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     A wholly-owned subsidiary also owns all of the issued and outstanding Class B common shares. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share.
     On February 12, 2008, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.16 per share to $1.00. On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock in addition to the remaining November 2, 2004 authorization. In the nine months ended September 30, 2008, Cooper repurchased the 3 million shares intended to offset dilution from share issuances under equity compensation plans, as well as approximately 4.8 million additional shares under the Cooper Board of Directors’ authorizations discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2008. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions. As of September 30, 2008, 9,683,549 shares remain available to be repurchased under the authorizations by the Board of Directors. Subsequent to September 30, 2008 and through the date of this filing, Cooper had repurchased an additional 3.6 million shares for $119.6 million.
Note 7. Segment Information

	Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Electrical Products	$1,526.0	$1,301.9	$4,397.6	$3,784.8
Tools	201.7	199.4	600.5	574.2

Total revenues	$1,727.7	$1,501.3	$4,998.1	$4,359.0

	Operating Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Electrical Products	$249.7	$224.2	$732.2	$631.6
Tools	24.1	22.0	56.0	65.4

Segment operating earnings	273.8	246.2	788.2	697.0
General Corporate expense	23.9	29.7	69.5	76.8

Total operating earnings	249.9	216.5	718.7	620.2
Income from Belden agreement	—	23.5	—	26.8
Interest expense, net	17.3	12.3	50.5	38.1

Income from continuing operations before income taxes	$232.6	$227.7	$668.2	$608.9

     The Tools segment operating earnings for the nine month period ended September 30, 2008 includes $7.6 million in severance costs for downsizing an international facility. The Electrical Products segment operating earnings for the three and nine month periods ended September 30, 2008 includes a $3.9 million curtailment loss as a result of ceasing future benefit accruals for two defined benefit plans in the U.K. General corporate expense includes $6.4 million and $8.8 million of incremental legal costs in the three and nine month periods ended September 30, 2007, respectively.
Note 8. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.6	$1.0	$2.5	$3.0
Interest cost	10.4	10.2	31.5	30.6
Expected return on plan assets	(12.3)	(12.8)	(37.3)	(38.4)
Amortization of prior service cost	(0.7)	(0.5)	(1.8)	(1.5)
Recognized actuarial loss	2.5	2.7	7.3	8.0
Curtailment loss	3.9	—	3.9	—

Net periodic benefit cost	$4.4	$0.6	$6.1	$1.7

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Components of net periodic benefit cost:
Interest cost	$1.3	$1.3	$3.9	$3.9
Amortization of prior service cost	(0.5)	(0.5)	(1.5)	(1.5)
Recognized actuarial gain	(0.6)	(0.6)	(1.8)	(1.8)

Net periodic benefit cost	$0.2	$0.2	$0.6	$0.6

     Cooper recognized a curtailment loss in 2008 as a result of ceasing future benefit accruals for two defined benefit plans in the U.K.
Note 9. Income Taxes
     The effective tax rate was 24.5% for the nine months ended September 30, 2008 and 15.7% for the nine months ended September 30, 2007. Cooper reduced income tax expense by $22.9 million during the nine months ended September 30, 2008 for discrete tax items primarily related to statute expirations, state tax settlements, and foreign taxes. As discussed below, the 2007 second quarter included a $63.5 million reduction of income tax expense. The 2007 effective tax rate was also lower due to the income from the Belden agreement being taxed in a foreign jurisdiction at a significantly lower rate than the U.S. statutory rate. Excluding the discrete tax items and the income from the Belden agreement, Cooper’s effective tax rate for the nine months ended September 30, 2008 and 2007 was 28.0% and 27.2%, respectively. The increase in 2008 is primarily related to increased earnings in 2008 without a corresponding increase in projected tax benefits.

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
     In June 2008, the German Tax Authorities issued a proposed audit finding related to a 2004 reorganization that was treated as a non-taxable event. Cooper believes that the reorganization was properly reflected on its German income tax returns in accordance with applicable tax laws and regulations in effect during the period involved. Cooper is preparing a response related to the proposed audit finding and will challenge the proposed finding vigorously. While the outcome of the proceedings with the German Tax Authorities cannot be predicted with certainty, management believes that it is more likely than not that its tax position related to the 2004 reorganization will prevail. If the proposed audit finding is upheld, it would require Cooper to pay approximately €58 million of German tax, which would be available for credit in the United States, plus accrued interest.
     Cooper has unrecognized gross tax benefits of $39.3 million at September 30, 2008. Approximately $29.2 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $1.0 to $5.0 million could be recognized during the next 12 months as audits close and statutes expire.
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

Note 10. Net Income Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Basic:
Income from continuing operations	$189.2	$171.9	$504.5	$513.0
Income from discontinued operations	16.6	—	16.6	—

Net income applicable to common stock	$205.8	$171.9	$521.1	$513.0

Weighted average common shares outstanding	173.6	182.4	175.0	183.0

Diluted:
Income from continuing operations	$189.2	$171.9	$504.5	$513.0
Income from discontinued operations	16.6	—	16.6	—

Net income applicable to common stock	$205.8	$171.9	$521.1	$513.0

Weighted average common shares outstanding	173.6	182.4	175.0	183.0
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	2.1	3.1	2.2	3.3

Weighted average common shares and common share equivalents	175.7	185.5	177.2	186.3

     Options and employee awards are not considered in the calculations if the effect would be antidilutive.
Note 11. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$205.8	$171.9	$521.1	$513.0
Foreign currency translation gains (losses)	(56.8)	2.0	(33.1)	13.8
Change in fair value of derivatives	(10.6)	3.4	(0.6)	12.3

Net income and other nonowner changes in equity	$138.4	$177.3	$487.4	$539.1

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
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques described in SFAS No. 157. Valuation techniques utilized for each individual asset and liability category are referenced in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using multiple techniques. The valuation techniques are as follows:
(a)	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models);

(c)	Cost approach – Amount that would be required to replace the service capacity of an asset (replacement cost).
     Assets and liabilities measured at fair value as of September 30, 2008 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs	Valuation
(in millions)	(Level 2)	(Level 2)	Technique

Short-term investments	$35.6	$—	(a	)
Currency forward exchange contracts	39.2	(24.3)	(a	)
Commodity swaps	—	(8.0)	(a	)
Cross-currency swaps	—	(31.7)	(a	)

     There were no changes in our valuation techniques used to measure asset or liability fair values on a recurring basis in the nine months ended September 30, 2008.

Note 13. Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2008, a total of 145,474 Abex Claims were filed, of which 120,349 claims have been resolved leaving 25,125 Abex Claims pending at September 30, 2008. During the nine months ended September 30, 2008, 1,931 claims were filed and 6,265 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,090 before insurance. A total of $142.1 million was spent on defense costs for the period August 28, 1998 through September 30, 2008. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
2005 - 2007
     In December 2005, Cooper reached an initial agreement in negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) regarding Cooper’s participation in Federal Mogul’s proposed 524(g) asbestos trust. By participating in this trust, Cooper would have resolved its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval and certain other approvals. Future claims would have been resolved through the bankruptcy trust.
     Although the final determination of whether Cooper would participate in the Federal-Mogul 524(g) trust was unknown, Cooper’s management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes was a settlement approximating the December 2005 proposed settlement. Accordingly, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $526.3 million at December 31, 2005. The December 31, 2005 discontinued operations accrual included payments to a 524(g) trust over 25 years that were undiscounted, and included $215 million of insurance recoveries where insurance in place agreements, settlements or policy recoveries were probable.
     Throughout 2006 and 2007, Cooper continued to believe that the most likely outcome in the range of potential outcomes was a revised settlement with Cooper resolving its asbestos obligations through participation in the proposed Federal-Mogul 524(g) trust. While the details of the proposed settlement agreement evolved during the on-going negotiations throughout 2006 and 2007, the underlying principles of the proposed settlement arrangements being negotiated principally included fixed payments to a 524(g) trust over 25 years that were subject to reduction for insurance proceeds received in the future.

     As a result of the then current status of settlement negotiations, Cooper recorded a $20.3 million after-tax discontinued operations charge, net of an $11.4 million income tax benefit, in the second quarter of 2006 to reflect the revised terms of the proposed settlement agreement at that time. The discontinued operations accrual was $509.1 million and $529.6 million as of December 31, 2007 and 2006, respectively, and included payments to a 524(g) trust over 25 years that were undiscounted, and included insurance recoveries of $230 million and $239 million, respectively, where insurance in place agreements, settlements or policy recoveries were probable.
     The U.S. Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization on November 8, 2007, and the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s order on November 14, 2007. As part of its ruling, the Bankruptcy Court approved the Plan B Settlement between Cooper and Federal-Mogul, which would require payment of $138 million to Cooper in the event Cooper’s participation in the Federal-Mogul 524(g) trust is not approved for any reason, or if Cooper elected not to participate or to pursue participation in the trust. The Bankruptcy Court stated that it would consider approving Cooper’s participation in the Federal-Mogul 524(g) trust at a later time, and that its order confirming the plan of reorganization and approving the settlement between Cooper and Federal-Mogul did not preclude later approval of Cooper’s participation in the 524(g) trust. Accordingly, in an effort to continue working towards approval of Cooper’s participation in the trust and to address certain legal issues identified by the Court, Cooper, Pneumo-Abex, Federal-Mogul, and other plan supporters filed the Modified Plan A Settlement Documents on December 13, 2007. The Modified Plan A Settlement Documents would have required Cooper to make an initial payment of $248.5 million in cash to the Federal-Mogul trust upon implementation of Plan A with additional annual payments of up to $20 million each due over 25 years. If the Bankruptcy Court had approved the modified settlement and that settlement was implemented, Cooper, through Pneumo-Abex LLC, would have continued to have access to Abex insurance policies.
2008
     During the first quarter of 2008, the Bankruptcy Court concluded hearings on Plan A. On September 30, 2008, the Bankruptcy Court issued its ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received in October 2008 the $138 million payment, plus interest of $3 million, from the Federal-Mogul Bankruptcy estate and will continue to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. Additionally, under Plan B, Cooper has access to Abex insurance policies.
     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity is presented in the following table assuming resolution through participation in the Federal-Mogul 524(g) trust up until September 30, 2008 when the accounting was revised to reflect the Plan B Settlement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Accrual at beginning of period (under Plan A)	$521.3	$543.0	$509.1	$529.6
Indemnity and defense payments	(5.0)	(19.4)	(16.9)	(44.0)
Insurance recoveries	—	—	25.4	39.3
Other	(0.3)	(2.5)	(1.6)	(3.8)

Accrual at end of period (under Plan A) *	$516.0	$521.1	$516.0	$521.1

*	The $516.0 million liability reflects the estimated liability under Plan A immediately prior to revising the accounting on September 30, 2008 to reflect the Plan B Settlement.

     As a result of the September 30, 2008 Bankruptcy Court ruling discussed above, Cooper revised its accounting in the third quarter 2008 to reflect the separate assets and liabilities related to the on-going activities to resolve the potential asbestos related claims through the tort system. The following table presents the separate assets and liabilities under the Plan B settlement as reflected in the accompanying balance sheet as of September 30, 2008.

September
30, 2008
(in millions)
Asbestos liability analysis:
Liability for unpaid indemnity and defense costs incurred	$6.5
Liability for pending and future indemnity and defense costs	816.8

Total estimated asbestos liability at end of period	$823.3

Asbestos receivable analysis
Receivable from Federal-Mogul Bankruptcy estate (received in Oct. 2008)	$141.0
Insurance receivable for previously paid claims and insurance settlements	72.7
Insurance available for pending and future claims	119.6

Total estimated asbestos receivable at end of period	$333.3

     Cooper recorded in the third quarter 2008 income from discontinued operations of $16.6 million, net of a $9.4 million income tax expense, to reflect the Plan B Settlement.
Asbestos Liability Estimate
     As of September 30, 2008, Cooper estimates that the liability for pending and future indemnity and defense costs for the next 45 years will be $816.8 million. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable. However, a discounted value would likely be approximately 60% or less of the $816.8 million liability recorded.
     The methodology used to project Cooper’s liability estimate relies upon a number of assumptions including Cooper’s recent claims experience and declining future asbestos spending based on past trends and publicly available epidemiological data, changes in various jurisdictions, management’s judgment about the current and future litigation environment, and the availability to claimants of other payment sources.
     Abex discontinued using asbestos in the Abex Friction product line in the 1970’s and epidemiological studies that are publicly available indicate the incidence of asbestos-related disease is in decline and should continue to decline steadily. However, there can be no assurance that these studies, or other assumptions, will not vary significantly from the estimates utilized to project the undiscounted liability.
     Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believed were reasonably possible that indicate a broader range of potential estimates from $735 to $950 million.

Asbestos Receivable Estimate
     As of September 30, 2008, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of September 30, 2008, Cooper’s receivable for recoveries of costs from insurers amounted to $192.3 million, of which $72.7 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $192.3 million receivable from insurance companies at September 30, 2008 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
     Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
Critical Accounting Assumptions
     The amounts recorded by Cooper for its asbestos liability and related insurance receivables rely on assumptions that are based on currently known facts and strategy. Cooper’s actual asbestos costs or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the estimation process vary significantly from actual results over time. Key variables in these assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, and the resolution of on-going negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Assumptions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper will review these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos liability and related insurance receivables.
     From a cash flow perspective, Cooper management believes that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, would not be material to Cooper’s operating cash flow.
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

Consolidating Income Statements
Three Months Ended September 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$1,020.0	$811.9	$(104.2)	$1,727.7
Cost of sales	(0.1)	(0.1)	2.3	728.2	543.9	(104.2)	1,170.0
Selling and administrative expenses	2.4	3.4	19.5	145.0	141.5	(4.0)	307.8
Income from Belden agreement	—	—	—	—	—	—	—
Interest expense, net	—	4.0	13.2	—	0.1	—	17.3
Equity in earnings of subsidiaries, net of tax	250.2	13.3	149.0	23.1	171.7	(607.3)	—
Intercompany income (expense)	(10.4)	(11.5)	30.5	(44.9)	72.0	(35.7)	—

Income (loss) from continuing operations before income taxes	237.5	(5.5)	144.5	125.0	370.1	(639.0)	232.6
Income tax expense (benefit)	—	(7.1)	(27.3)	34.9	42.9	—	43.4

Income from continuing operations	237.5	1.6	171.8	90.1	327.2	(639.0)	189.2
Income related to discontinued operations, net of income taxes	—	16.6	—	—	—	—	16.6

Net income (loss)	$237.5	$18.2	$171.8	$90.1	$327.2	$(639.0)	$205.8

Consolidating Income Statements
Three Months Ended September 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$956.5	$622.0	$(77.2)	$1,501.3
Cost of sales	—	—	1.0	664.2	420.1	(77.2)	1,008.1
Selling and administrative expenses	1.8	8.9	17.1	140.2	108.7	—	276.7
Income from Belden agreement	—	—	—	—	23.5	—	23.5
Interest expense, net	(0.3)	5.6	8.1	—	(1.1)	—	12.3
Equity in earnings of subsidiaries, net of tax	211.0	10.0	112.8	26.3	116.7	(476.8)	—
Intercompany income (expense)	(8.8)	(9.2)	15.7	(39.6)	70.6	(28.7)	—

Income (loss) from continuing operations before income taxes	200.7	(13.7)	102.3	138.8	305.1	(505.5)	227.7
Income tax expense (benefit)	—	(9.4)	(14.6)	42.4	37.4	—	55.8

Income from continuing operations	200.7	(4.3)	116.9	96.4	267.7	(505.5)	171.9
Income related to discontinued operations, net of income taxes	—	—	—	—	—	—	—

Net income (loss)	$200.7	$(4.3)	$116.9	$96.4	$267.7	$(505.5)	$171.9

Consolidating Income Statements
Nine Months Ended September 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$2,945.1	$2,344.2	$(291.2)	$4,998.1
Cost of sales	(0.2)	(0.3)	5.4	2,065.4	1,576.6	(291.2)	3,355.7
Selling and administrative expenses	7.9	9.4	62.6	432.4	424.6	(13.2)	923.7
Income from Belden agreement	—	—	—	—	—	—	—
Interest expense, net	—	14.2	37.9	—	(1.6)	—	50.5
Equity in earnings of subsidiaries, net of tax	649.7	25.9	380.3	88.3	416.4	(1,560.6)	—
Intercompany income (expense)	(29.9)	(30.9)	89.1	(127.5)	203.4	(104.2)	—

Income (loss) from continuing operations before income taxes	612.1	(28.3)	363.5	408.1	964.4	(1,651.6)	668.2
Income tax expense (benefit)	—	(20.4)	(52.9)	123.2	113.8	—	163.7

Income from continuing operations	612.1	(7.9)	416.4	284.9	850.6	(1,651.6)	504.5
Income related to discontinued operations, net of income taxes	—	16.6	—	—	—	—	16.6

Net income (loss)	$612.1	$8.7	$416.4	$284.9	$850.6	$(1,651.6)	$521.1

Consolidating Income Statements
Nine Months Ended September 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$2,818.1	$1,741.2	$(200.3)	$4,359.0
Cost of sales	—	0.1	1.8	1,967.8	1,168.2	(200.3)	2,937.6
Selling and administrative expenses	7.2	16.6	51.6	410.7	315.1	—	801.2
Income from Belden agreement	—	—	—	—	26.8	—	26.8
Interest expense, net	(1.3)	28.0	15.5	—	(4.1)	—	38.1
Equity in earnings of subsidiaries, net of tax	628.6	31.0	319.5	71.4	396.6	(1,447.1)	—
Intercompany income (expense)	(23.7)	(18.0)	44.1	(123.4)	207.0	(86.0)	—

Income (loss) from continuing operations before income taxes	599.0	(31.7)	294.7	387.6	892.4	(1,533.1)	608.9
Income tax expense (benefit)	—	(24.2)	(102.0)	119.2	102.9	—	95.9

Income from continuing operations	599.0	(7.5)	396.7	268.4	789.5	(1,533.1)	513.0
Income related to discontinued operations, net of income taxes	—	—	—	—	—	—	—

Net income (loss)	$599.0	$(7.5)	$396.7	$268.4	$789.5	$(1,533.1)	$513.0

Consolidating Balance Sheets
September 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$—	$1.4	$96.8	$3.3	$159.2	$—	$260.7
Investments	—	—	35.6	—	—	—	35.6
Receivables	—	—	0.1	603.3	594.2	—	1,197.6
Inventories	—	—	—	385.1	331.0	—	716.1
Current discontinued operations receivable	—	158.5	—	—	—	—	158.5
Deferred income taxes and other current assets	—	(0.4)	54.3	27.5	87.0	—	168.4

Total current assets	—	159.5	186.8	1,019.2	1,171.4	—	2,536.9

Property, plant and equipment, less accumulated depreciation	—	—	60.8	324.3	364.0	—	749.1
Goodwill	—	—	—	1,263.5	1,390.9	—	2,654.4
Investment in subsidiaries	5,786.9	621.9	5,151.0	1,142.7	4,078.1	(16,780.6)	—
Investment in parent	—	—	3,022.7	—	312.7	(3,335.4)	—
Intercompany accounts receivable	—	822.3	—	1,450.7	941.0	(3,214.0)	—
Intercompany notes receivable	5.4	24.0	1,358.1	0.2	4,515.4	(5,903.1)	—
Long-term discontinued operations receivable	—	174.8	—	—	—	—	174.8
Deferred income taxes and other noncurrent assets	—	241.0	(15.6)	(97.4)	264.3	—	392.3

Total assets	$5,792.3	$2,043.5	$9,763.8	$5,103.2	$13,037.8	$(29,233.1)	$6,507.5

Short-term debt	$—	$—	$10.0	$—	$22.9	$—	$32.9
Accounts payable	43.5	6.7	22.8	256.0	259.7	—	588.7
Accrued liabilities	10.9	32.4	78.4	249.0	222.0	—	592.7
Current discontinued operations liability	—	50.7	—	—	—	—	50.7
Current maturities of long-term debt	—	—	—	—	—	—	—

Total current liabilities	54.4	89.8	111.2	505.0	504.6	—	1,265.0

Long-term debt	—	277.2	922.0	8.0	0.3	—	1,207.5
Intercompany accounts payable	9.7	—	3,204.3	—	—	(3,214.0)	—
Intercompany notes payable	1,042.6	844.1	1,810.0	1,742.0	464.4	(5,903.1)	—
Long-term discontinued operations liability	—	772.6	—	—	—	—	772.6
Deferred income taxes and other long-term liabilities	—	44.4	49.8	45.6	175.4	—	315.2

Total liabilities	1,106.7	2,028.1	6,097.3	2,300.6	1,144.7	(9,117.1)	3,560.3

Class A common stock	2.0	—	—	—	—	(0.3)	1.7
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary common stock	—	—	170.0	—	371.4	(541.4)	—
Capital in excess of par value	3,368.3	—	752.3	1,448.1	7,415.2	(12,983.9)	—
Retained earnings	1,291.9	103.4	2,887.3	1,353.6	4,211.9	(6,792.5)	3,055.6
Accumulated other non- owner changes in equity	22.3	(88.0)	(143.1)	0.9	(105.4)	203.2	(110.1)

Total shareholders’ equity	4,685.6	15.4	3,666.5	2,802.6	11,893.1	(20,116.0)	2,947.2

Total liabilities and shareholders’ equity	$5,792.3	$2,043.5	$9,763.8	$5,103.2	$13,037.8	$(29,233.1)	$6,507.5

Consolidating Balance Sheets
December 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$1.3	$—	$23.1	$(1.1)	$209.5	$—	$232.8
Investments	—	—	93.7	—	—	—	93.7
Receivables	1.1	—	0.3	539.3	507.9	—	1,048.6
Inventories	—	—	—	346.2	297.5	—	643.7
Deferred income taxes and other current assets	0.7	119.2	64.3	44.8	55.2	—	284.2

Total current assets	3.1	119.2	181.4	929.2	1,070.1	—	2,303.0

Restricted cash	—	—	—	—	290.1	—	290.1
Property, plant and equipment, less accumulated depreciation	—	—	63.9	326.9	329.0	—	719.8
Goodwill	—	—	—	1,249.7	1,290.6	—	2,540.3
Investment in subsidiaries	5,158.1	620.3	4,779.5	1,030.8	3,785.5	(15,374.2)	—
Investment in parent	—	—	2,872.2	—	312.7	(3,184.9)	—
Intercompany accounts receivable	—	787.4	—	1,337.0	737.7	(2,862.1)	—
Intercompany notes receivable	162.4	25.8	1,155.2	0.3	4,422.1	(5,765.8)	—
Other noncurrent assets	—	14.5	8.0	48.9	208.9	—	280.3

Total assets	$5,323.6	$1,567.2	$9,060.2	$4,922.8	$12,446.7	$(27,187.0)	$6,133.5

Short-term debt	$—	$—	$228.7	$—	$27.4	$—	$256.1
Accounts payable	37.8	5.1	19.1	218.2	252.9	—	533.1
Accrued liabilities	6.2	39.0	72.2	261.5	187.8	—	566.7
Current discontinued operations liability	—	179.1	—	—	—	—	179.1
Current maturities of long-term debt	—	100.1	—	—	—	—	100.1

Total current liabilities	44.0	323.3	320.0	479.7	468.1	—	1,635.1

Long-term debt	—	277.2	624.1	8.0	0.6	—	909.9
Intercompany accounts payable	34.8	—	2,826.1	—	—	(2,860.9)	—
Intercompany notes payable	815.0	692.6	1,869.0	1,741.8	647.2	(5,765.6)	—
Long-term discontinued operations liability	—	330.0	—	—	—	—	330.0
Deferred income taxes and other long-term liabilities	—	(86.1)	155.6	187.8	159.3	—	416.6

Total liabilities	893.8	1,537.0	5,794.8	2,417.3	1,275.2	(8,626.5)	3,291.6

Class A common stock	2.1	—	—	—	—	(0.3)	1.8
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary common stock	—	—	170.0	—	371.4	(541.4)	—
Capital in excess of par value	3,458.5	—	743.7	1,427.0	7,496.1	(13,039.6)	85.7
Retained earnings	916.4	116.2	2,468.7	1,055.3	3,335.9	(5,057.4)	2,835.1
Accumulated other non- owner changes in equity	51.7	(86.0)	(117.0)	23.2	(31.9)	79.3	(80.7)

Total shareholders’ equity	4,429.8	30.2	3,265.4	2,505.5	11,171.5	(18,560.5)	2,841.9

Total liabilities and shareholders’ equity	$5,323.6	$1,567.2	$9,060.2	$4,922.8	$12,446.7	$(27,187.0)	$6,133.5

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(29.5)	$(17.7)	$(26.8)	$159.0	$484.8	$—	$569.8

Cash flows from investing activities:
Proceeds from short-term investments	—	—	56.4	—	—	—	56.4
Proceeds from cash restricted for business acquisitions	—	—	—	—	290.1	—	290.1
Capital expenditures	—	—	(11.9)	(37.4)	(46.2)	—	(95.5)
Cash paid for acquired businesses	—	—	—	—	(270.8)	—	(270.8)
Investments in affiliates	—	—	(18.0)	(3.3)	—	21.3	—
Loans to affiliates	(189.8)	—	(568.2)	—	(751.3)	1,509.3	—
Repayments of loans from affiliates	346.8	1.8	358.4	0.1	590.4	(1,297.5)	—
Dividends from affiliates	—	—	96.1	—	8.0	(104.1)	—
Proceeds from sales of property, plant and equipment and other	—	—	(3.3)	0.6	1.8	—	(0.9)

Net cash provided by (used in) investing activities	157.0	1.8	(90.5)	(40.0)	(178.0)	129.0	(20.7)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	297.6	—	—	—	297.6
Debt issuance costs	—	—	(0.6)	—	—	—	(0.6)
Proceeds from debt derivatives	—	—	0.5	—	—	—	0.5
Repayments of debt	—	(100.0)	(218.7)	—	(61.3)	—	(380.0)
Borrowings from affiliates	1,083.7	151.5	42.6	3.2	228.3	(1,509.3)	—
Repayments of loans to affiliates	(850.9)	—	(97.5)	(3.0)	(346.1)	1,297.5	—
Other intercompany financing activities	(2.2)	(34.2)	325.1	(114.8)	(187.1)	13.2	—
Dividends	(126.9)	—	—	—	—	—	(126.9)
Dividends paid to affiliates	(104.1)	—	—	—	—	104.1	—
Purchase of common shares	(141.6)	—	(183.6)	—	—	—	(325.2)
Excess tax benefits from stock options and awards	—	—	8.6	—	—	—	8.6
Issuance of stock	—	—	—	—	21.3	(21.3)	—
Proceeds from exercise of stock options	13.2	—	17.0	—	—	(13.2)	17.0

Net cash provided by (used in) financing activities	(128.8)	17.3	191.0	(114.6)	(344.9)	(129.0)	(509.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(12.2)	—	(12.2)

Increase (decrease) in cash and cash equivalents	(1.3)	1.4	73.7	4.4	(50.3)	—	27.9
Cash and cash equivalents, beginning of period	1.3	—	23.1	(1.1)	209.5	—	232.8

Cash and cash equivalents, end of period	$—	$1.4	$96.8	$3.3	$159.2	$—	$260.7

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(19.7)	$(61.8)	$83.5	$135.1	$326.2	$—	$463.3

Cash flows from investing activities:
Capital expenditures	—	—	(26.5)	(39.4)	(25.1)	—	(91.0)
Cash paid for acquired businesses	—	—	—	(75.0)	(119.5)	—	(194.5)
Investments in affiliates	—	—	(45.8)	(17.1)	—	62.9	—
Loans to affiliates	(110.1)	—	(355.1)	—	(859.3)	1,324.5	—
Repayments of loans from affiliates	151.8	—	—	—	603.5	(755.3)	—
Dividends from affiliates	—	—	79.3	33.8	6.7	(119.8)	—
Proceeds from sale of property, plant and equipment and other	—	—	—	0.4	0.4	—	0.8

Net cash provided by (used in) investing activities	41.7	—	(348.1)	(97.3)	(393.3)	512.3	(284.7)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	300.0	—	6.7	—	306.7
Debt issuance costs	—	—	(2.7)	—	—	—	(2.7)
Proceeds from debt derivatives	—	—	10.0	—	—	—	10.0
Repayments of debt	—	(300.0)	—	—	(3.0)	—	(303.0)
Borrowings from affiliates	622.7	354.2	347.6	—	—	(1,324.5)	—
Repayments of loans to affiliates	(416.4)	—	(337.2)	—	(1.7)	755.3	—
Other intercompany financing Activities	182.5	7.6	(177.0)	(36.2)	23.1	—	—
Dividends	(116.2)	—	—	—	—	—	(116.2)
Dividends paid to affiliates	(86.0)	—	—	—	(33.8)	119.8	—
Purchase of common shares	(192.9)	—	(81.9)	—	—	—	(274.8)
Excess tax benefits from stock options and awards	—	—	19.6	—	—	—	19.6
Issuance of stock	—	—	—	—	62.9	(62.9)	—
Proceeds from exercise of stock options	—	—	54.7	—	—	—	54.7

Net cash provided by (used in) financing activities	(6.3)	61.8	133.1	(36.2)	54.2	(512.3)	(305.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	11.0	—	11.0

Increase (decrease) in cash and cash equivalents	15.7	—	(131.5)	1.6	(1.9)	—	(116.1)
Cash and cash equivalents, beginning of period	11.5	—	204.9	(2.8)	209.9	—	423.5

Cash and cash equivalents, end of period	$27.2	$—	$73.4	$(1.2)	$208.0	$—	$307.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007
     Income from continuing operations for the third quarter of 2008 was $189.2 million on revenues of $1,727.7 million compared with 2007 third quarter income from continuing operations of $171.9 million on revenues of $1,501.3 million. Third quarter 2008 diluted earnings per share from continuing operations were $1.08 compared to $.93 in the 2007 third quarter. The third quarter 2008 results include tax benefits from settlements and other discrete tax adjustments that increased earnings per share from continuing operations by $.11 per share. The third quarter 2007 results from continuing operations included $23.5 million income under an agreement with Belden and $6.4 million (pre-tax) of expenses related to certain legal matters. The net of these items increased third quarter 2007 diluted earnings per share from continuing operations by $.10 per share.
Revenues:
     Revenues for the third quarter of 2008 increased 15% compared to the third quarter of 2007. The impact of acquisitions and currency translation increased reported revenues by slightly over 8% for the quarter.
     Electrical Products segment revenues increased 17% compared to the third quarter of 2007. The impact of acquisitions increased revenues by over 8% for the quarter and favorable currency translation increased reported revenues nearly 1% for the quarter. The increase in revenues for Electrical Products segment reflects improvement in the industrial, utility and energy markets with international market initiatives providing further growth in the third quarter of 2008. The continued softness in the U.S. residential markets and slowing in selected European markets partially offset the segment’s overall revenue growth.
     Tools segment revenues for the third quarter of 2008 increased 1% from the third quarter of 2007. Excluding the effects of currency translation, revenues for the quarter were approximately 3% lower than 2007 third quarter on declining North American aerospace, retail and automotive results and weaker European demand partially offset by increased revenue in Asia and the rest of the world.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.7% for the third quarter of 2008 compared to 67.1% for the comparable 2007 quarter. The increase in the cost of sales was primarily related to mix of products sold, material price inflation and reduced production levels.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.5% for the third quarter of 2008 compared to 66.6% for the third quarter of 2007. The increase in cost of sales as a percentage of revenues in comparison to the prior year third quarter was due to product mix, material price inflation and reduced leverage in certain facilities due to lower production volumes. Tools segment cost of sales, as a percentage of revenues, was 69.0% for the third quarter of 2008 compared to 70.1% for the third quarter of 2007. The decrease in the cost of sales percentage was due to product mix with a higher level of Professional Tools, productivity improvement initiatives and the impact of cost actions taken, including the previously announced downsizing of an international facility. This downsizing and related cash payments will be completed in 2008.
     Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2008 was 17.8% compared to 18.4% for the third quarter of 2007. The decrease in percentage is reflective of the higher revenue levels and cost reduction actions taken in 2008 partially offset by higher selling and administrative expenses for acquired companies.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues for the third quarter of 2008, were 16.1% compared to 16.2% for the third quarter of 2007. The decrease in percentage reflects the higher overall percentages seen in the newly acquired operations, investment in resources to support international growth offset by leverage on higher revenues and cost control activities implemented in 2008.
     Tools segment selling and administrative expenses, as a percentage of revenues for the third quarter of 2008, were 19.1% compared to 18.9% for the third quarter of 2007. The increase in selling and administrative expenses, as a percentage of revenues, reflects the impact of lower volumes partially offset by cost reduction actions.
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
     Net interest expense in the third quarter of 2008 increased $5.0 million from the 2007 third quarter, primarily as a result of the March 27, 2008 issuance of $300 million of senior unsecured notes and the utilization of debt financing to partially fund acquisitions and share repurchases. Average debt balances were $1.33 billion and $1.04 billion and average interest rates were 5.2% and 5.4% for the third quarter of 2008 and 2007, respectively.
Operating Earnings:
     Electrical Products segment third quarter 2008 operating earnings increased 11% to $249.7 million from $224.2 million for the same quarter of last year. The increase resulted from higher revenues, incremental earnings from acquisitions, and execution on productivity improvement initiatives offset partially by unfavorable product mix and material price inflation.
     Tools segment third quarter 2008 operating earnings were $24.1 million compared to $22.0 million in the third quarter of 2007. The increase is the result of favorable product mix and cost improvements from the downsizing of an international facility and productivity initiatives which were partially offset by higher material costs and the impact from lower volumes.
     General Corporate expense decreased $5.8 million to $23.9 million for the third quarter of 2008 compared to $29.7 million during the same period of 2007. The third quarter of 2007 results included $6.4 million of incremental legal costs. Absent these items, general corporate expense increased by $0.6 million primarily from normal inflation offset partially by cost reduction initiatives.
Income Taxes:
     The effective tax rate was 18.7% for the third quarter of 2008 and 24.5% for the third quarter of 2007. Cooper reduced income tax expense by $18.3 million during the three months ended September 30, 2008 for discrete tax items primarily related to statute expirations and state tax settlements. The third quarter

2007 effective tax rate was lower due to the income from the Belden agreement being taxed in a foreign jurisdiction at a significantly lower rate than the U.S. statutory rate. Excluding the discrete tax items and the income from the Belden agreement, Cooper’s effective tax rate for the three months ended September 30, 2008 and 2007 was 26.5% and 27.3%. This decrease is primarily related to the implementation of tax strategies that reduced the forecasted annual effective tax rate expected for 2008 to 28.0% resulting in the impact of this lower rate compared to the 28.7% effective tax rate recognized in the first six months of 2008 being reflected in the third quarter 2008 results.
Income Related to Discontinued Operations:
     In the third quarter of 2008, Cooper recorded income from discontinued operations of $16.6 million, net of a $9.4 million income tax expense (or $.09 per diluted share) related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. On September 30, 2008, the Bankruptcy Court denied the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust. As a result of not participating in the trust, Cooper, has revised its accrual for the Pneumo-Abex asbestos liability and related insurance recoveries in the third quarter of 2008 based on resolution through the tort system. See Note 13 of the Notes to the Consolidated Financial Statements.
Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007
     Income from continuing operations for the first nine months of 2008 was $504.5 million on revenues of $4,998.1 million compared with 2007 first nine months income from continuing operations of $513.0 million on revenues of $4,359.0 million. First nine months diluted earnings per share from continuing operations were $2.85 in 2008 compared to $2.75 in 2007. First nine months 2008 income from continuing operations included severance costs associated with the downsizing of a Tools Segment international facility and the favorable impact of discrete tax items which increased reported income from continuing operations by $17.4 million or $.10 per share. First nine months 2007 income from continuing operations included $8.8 million in incremental legal costs offset by $26.8 million income from the Belden agreement and $63.5 million of income tax adjustments that increased income from continuing operations by $82.9 million or $.44 per share.
Revenues:
     Revenues for the first nine months of 2008 increased 15% compared to the first nine months of 2007. The impact of acquisitions and currency translation increased revenues by over 9%.
     Electrical Products segment revenues for the first nine months of 2008 increased 16% compared to the first nine months of 2007. The impact of acquisitions increased revenue by slightly more than 8% and currency translation had approximately a 2% favorable effect on revenues in the first nine months of the year. Sales growth was a result of demand from the utility and industrial markets and international expansion. The soft U.S. residential markets and slower growth in certain European markets partially offset these gains.
     Tools segment revenues for the first nine months of 2008 increased 5% compared to the first nine months of 2007. Favorable currency translation impact on revenues for the first nine months of 2008 accounted for all of the growth. Revenue growth in industrial markets was offset by weak demand for U.S. retail products.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.1% for the first nine months of 2008 compared to 67.4% for the comparable 2007 period. The decrease in the cost of sales percentage was primarily a result of fixed cost leverage on higher volume, favorable sales mix, pricing actions and benefits from productivity improvement initiatives partially offset by a $7.6 million charge for downsizing a Tools segment international facility and material and other cost inflation.

     Electrical Products segment cost of sales, as a percentage of revenues, was 66.6% for the first nine months of 2008 compared to 67.2% for the first nine months of 2007. The decrease in the cost of sales percentage was primarily the result of productivity initiatives, favorable sales mix, production leverage on higher volume, and pricing actions partially offset by material and other cost inflation.
     Tools segment cost of sales, as a percentage of revenues, was 70.8% for the first nine months of 2008 compared to 68.7% for the same period of 2007. The cost of sales percentage for the first nine months of 2008 includes the $7.6 million impact of severance costs associated with the downsizing of an international facility, increased material costs, lower production volumes in selected operations offset by operating efficiency gains from productivity improvements and cost control measures.
     Selling and administrative expenses, as a percentage of revenues, for the first nine months of 2008 were 18.5% compared to 18.4% for the first nine months of 2007. The increase is due to the impact of acquisitions and investment in international growth partially offset by incremental legal expenses of $8.8 million in 2007, leverage on higher sales and cost reductions from productivity initiatives.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2008 were 16.8% compared to 16.1% for the first nine months of 2007. The increase in selling and administrative expenses percentage is primarily due to the impact of acquisitions, which generally have higher than average selling and administrative costs relative to sales, and the significant growth in international revenues, which generally have higher selling and administrative costs, partially offset by volume leverage and productivity initiatives.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the first nine months of 2008 were 19.8% compared to 19.9% for the first nine months of 2007. The benefits from productivity and cost reduction actions were offset by inflation.
     Income from the Belden agreement was $26.8 million for the nine months ended September 30, 2007. In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized over principally fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increase in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax loss carryforward is utilized. Belden can carry any loss forward twenty years to offset future taxable income. Cooper estimates that between $40 and $45 million in future payments potentially remain under the Belden agreement. The timing and ultimate receipt of future payments are contingent upon the ultimate taxable income Belden reports each year.
     Net interest expense for the first nine months of 2008 increased $12.4 million from the 2007 first nine months primarily as a result of higher average debt balances from the utilization of debt financing to partially fund acquisitions and share repurchases. Average debt balances were $1.39 billion and $1.05 billion and average interest rates were 5.2% and 5.7% for the first nine months of 2008 and 2007, respectively.
Operating Earnings:
     Electrical Products segment first nine months 2008 operating earnings increased 16% to $732.2 million from $631.6 million for the same period of last year. The increase was primarily due to sales volume leverage, pricing actions, favorable sales mix, productivity initiatives and incremental earnings from acquisitions.

     Tools segment first nine months 2008 operating earnings decreased 14% to $56.0 million compared to $65.4 million in the same period of 2007. The decrease reflects the $7.6 million in severance costs associated with the downsizing of an international facility and expenses to reduce the cost structure offset partially by cost productivity initiatives.
     General Corporate expense decreased $7.3 million to $69.5 million during the first nine months of 2008 compared to $76.8 million during the same period of 2007. This decrease is primarily related to incremental legal costs in 2007 of $8.8 million.
Income Taxes:
     The effective tax rate was 24.5% for the nine months ended September 30, 2008 and 15.7% for the nine months ended September 30, 2007. The rate change is primarily related to discrete items in 2008 and 2007. Cooper reduced 2008 income tax expense by $22.9 million for discrete tax items primarily related to statute expirations, state tax settlements and foreign taxes while 2007 included a $63.5 million reduction of income tax expense. Cooper finalized settlements with the Internal Revenue Service related to the 2000 through 2004 tax years in the 2007 second quarter. Previously unrecognized tax benefits of $55.7 million were therefore recognized in 2007. A change in rates for the Texas margin tax and other developments in 2007 represented the remaining $7.8 million of income tax expense reduction. The 2007 effective tax rate was also lower due to the income from the Belden agreement being taxed in a foreign jurisdiction at a significantly lower rate than the U.S. statutory rate. Excluding the discrete tax items and the income from the Belden agreement, Cooper’s effective tax rate for the nine months ended September 30, 2008 and 2007 was 28.0% and 27.2%. This increase is primarily related to increased earnings in 2008 without a corresponding increase in projected tax benefits.
Income Related to Discontinued Operations:
     In the third quarter of 2008, Cooper recorded income from discontinued operations of $16.6 million, net of a $9.4 million income tax expense (or $.09 per diluted share) related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. On September 30, 2008, the Bankruptcy Court denied the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust. As a result of not participating in the trust, in the third quarter of 2008, Cooper has revised its accrual for the Pneumo-Abex asbestos liability and related insurance recoveries based on resolution through the tort system. See Note 13 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
     Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $165.8 million during the first nine months of 2008. A $149.0 million increase in receivables and a $72.4 million increase in inventories, partially offset by a $55.6 million increase in accounts payable, were driven by increased sales, the impact from acquisitions completed in the 2008 first quarter, and significant material inflation, partially offset by currency translation and the impact of strategic initiatives to improve productivity. Operating working capital turnover (defined as annualized revenues divided by average operating working capital) for the first nine months of 2008 of 5.4 turns improved from the 5.2 turns reported for the same period of 2007.
     Cash provided by operating activities was $569.8 million during the first nine months of 2008. This cash, plus $297.5 million of net proceeds from issuances of debt, $290.1 million of proceeds from cash previously restricted, $56.4 million from redemption of short-term investments, and $17.0 million of cash received from stock option exercises, was primarily used to fund capital expenditures of $95.5 million, acquisitions of $270.8 million, dividends of $126.9 million, debt repayments of $380.0 million and share purchases of $325.2 million.

     Cash provided by operating activities was $463.3 million for the first nine months of 2007. This cash, plus $116.1 million of cash and cash equivalents, $314.0 million of net proceeds from debt issuances and $54.7 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $91.0 million, acquisitions of $194.5 million, dividends of $116.2 million, debt repayments of $303.0 million and share purchases of $274.8 million.
     As discussed in Note 13 of Notes to the Consolidated Financial Statements, on September 30, 2008, the Bankruptcy Court denied the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust. As a result, Cooper received in October 2008 the $141 million payment, including interest, from the Federal-Mogul bankruptcy estate as provided in the previously approved Plan B settlement. This amount is included in the current discontinued operations receivable balance in the accompanying balance sheet at September 30, 2008. Cooper anticipates that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will average in the range of $20 to $30 million, although amounts will vary as the amount of the actual annual net cash outlay is not reasonably predictable.
     Subsequent to September 30, 2008 and through the date of this filing, Cooper has repurchased an additional 3.6 million shares of Cooper common stock for approximately $119.6 million under previously existing authorizations by the Board of Directors.
     Historically, Cooper has relied on the commercial paper markets to fund its operations. Although recent distress in the financial markets has not had a significant impact on Cooper’s financial position, results of operations or liquidity as of the date of this filing in 2008, management continues to monitor the financial markets and general global economic conditions. If further changes in financial markets or other areas of the economy adversely affect Cooper’s access to the commercial paper markets, Cooper would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding.
     With the recent distress in the financial markets, the likelihood of a downturn in the global economies has significantly increased. Cooper’s financial results and liquidity remained strong through the third quarter of 2008. However, it is likely that the markets that Cooper services will experience slower growth and in some cases declines over the next twelve months. While the length and depth of a downturn are not predictable, Cooper is proactively adjusting our cost structure. In this regard, in October 2008, Cooper announced it is implementing contingency plans that will reduce our cost structure and expects to take a restructuring charge in the fourth quarter of 2008 in the range of approximately $20 to $22 million related to reducing our workforce by over 1,000 employees. Cooper anticipates that the restructuring activities related to reductions in the workforce will be completed by the end of 2008 and the related cash payments will be completed in the first half of 2009. Cooper may also have charges in the fourth quarter of 2008 as it evaluates moving certain product lines and other restructuring.
     Recent deterioration in the securities markets has impacted the value of the assets included in Cooper’s defined benefit pension plan (the Plan), the effect of which has not been reflected in the accompanying consolidated financial statements as of and for the nine months ended September 30, 2008 based on the provisions of SFAS No. 158 that require plan assets and obligations to be re-measured at December 31, 2008. Should values not recover before December 31, 2008, the decline in fair value of the Plan would result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. Further, the decline in fair value may result in additional cash contributions during 2009 in accordance with the U.S. Pension Protection Act of 2006 or other international retirement plan funding requirements.
     Cooper currently anticipates that it will annually generate in excess of $500 million in cash flow available for acquisitions, debt repayments and common stock repurchases.

Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 29.6% at September 30, 2008, 30.8% at December 31, 2007 and 27.4% at September 30, 2007.
     At September 30, 2008 and December 31, 2007, Cooper had cash and cash equivalents of $260.7 million and $232.8 million, respectively and short-term investments of $35.6 million and $93.7 million, respectively. At September 30, 2008 and December 31, 2007, Cooper had short-term debt of $32.9 million and $256.1 million, respectively, including commercial paper of $10.0 million and $228.7 million, respectively. In connection with the acquisition of MTL in February 2008, Cooper assumed short-term debt of $47.8 million which has subsequently been repaid and issued short-term loan notes of $8.8 million. At September 30, 2008, Cooper has $8.0 million of loan notes related to MTL included in short-term debt.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. At September 30, 2008, Cooper had $536 million of committed credit facilities, $36 million of which matures in March 2009 and $500 million of which matures in November 2009. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facilities.
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
     Cooper’s access to the commercial paper markets could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper’s access to the commercial paper markets be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed credit facilities to provide short-term funding. The committed credit facilities do not contain any provision which makes their availability to Cooper dependent on Cooper’s credit ratings.
     The recent distress in the financial markets could result in the commercial paper markets not being conducive to the issuance of commercial paper or, if issued, the commercial paper may not be at reasonably attractive interest rates. See further discussion above under Liquidity.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of September 30, 2008, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2007.

Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	September 30,
	2008	2007
	(in millions)
Electrical Products	$773.9	$640.7
Tools	83.2	79.4

	$857.1	$720.1

Private Securities Litigation Reform Act Safe Harbor Statement
     This Form 10-Q includes certain forward-looking statements. The forward-looking statements reflect Cooper’s expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which Cooper believes are reasonable. Forward-looking statements include, but are not limited to, any statements regarding future revenues, cost and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures. Cooper wishes to caution readers not to put undue reliance on these statements and that actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, political developments, market and economic conditions, changes in raw material, transportation, and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost-control and productivity improvement programs, the magnitude of any disruptions from manufacturing rationalizations and the implementation of the Enterprise Business System, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including currency exchange rate fluctuations, changing legislation and regulations including changes in tax law, tax treaties or tax regulations, and the resolution of potential liabilities and insurance recoveries resulting from on-going Pneumo-Abex related asbestos claims. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.
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
     Cooper is executing a multi-year process of implementing an Enterprise Business System (“EBS”) globally. Implementing an EBS system on a global basis involves significant changes in business processes. The implementation is phased, which reduces the risks associated with making these changes. In addition, Cooper is taking the necessary steps to monitor and maintain appropriate internal controls during the implementations. As of September 30, 2008, approximately 90% of Cooper’s revenues are on the global system.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2008, a total of 145,474 Abex Claims were filed, of which 120,349 claims have been resolved leaving 25,125 Abex Claims pending at September 30, 2008. During the nine months ended September 30, 2008, 1,931 claims were filed and 6,265 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,090 before insurance. A total of $142.1 million was spent on defense costs for the period August 28, 1998 through September 30, 2008. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
2005 - 2007
     In December 2005, Cooper reached an initial agreement in negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) regarding Cooper’s participation in Federal Mogul’s proposed 524(g) asbestos trust. By participating in this trust, Cooper would have resolved its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval and certain other approvals. Future claims would have been resolved through the bankruptcy trust.
     Although the final determination of whether Cooper would participate in the Federal-Mogul 524(g) trust was unknown, Cooper’s management concluded that, at the date of the filing of its 2005 Form 10-K, the most likely outcome in the range of potential outcomes was a settlement approximating the December 2005 proposed settlement. Accordingly, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy was $526.3 million at December 31, 2005. The December 31, 2005 discontinued operations accrual included payments to a 524(g) trust over 25 years that were undiscounted, and included $215 million of insurance recoveries where insurance in place agreements, settlements or policy recoveries were probable.
     Throughout 2006 and 2007, Cooper continued to believe that the most likely outcome in the range of potential outcomes was a revised settlement with Cooper resolving its asbestos obligations through participation in the proposed Federal-Mogul 524(g) trust. While the details of the proposed settlement agreement evolved during the on-going negotiations throughout 2006 and 2007, the underlying principles of the proposed settlement arrangements being negotiated principally included fixed payments to a 524(g) trust over 25 years that were subject to reduction for insurance proceeds received in the future.

     As a result of the then current status of settlement negotiations, Cooper recorded a $20.3 million after-tax discontinued operations charge, net of an $11.4 million income tax benefit, in the second quarter of 2006 to reflect the revised terms of the proposed settlement agreement at that time. The discontinued operations accrual was $509.1 million and $529.6 million as of December 31, 2007 and 2006, respectively, and included payments to a 524(g) trust over 25 years that were undiscounted, and included insurance recoveries of $230 million and $239 million, respectively, where insurance in place agreements, settlements or policy recoveries were probable.
     The U.S. Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization on November 8, 2007, and the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s order on November 14, 2007. As part of its ruling, the Bankruptcy Court approved the Plan B Settlement between Cooper and Federal-Mogul, which would require payment of $138 million to Cooper in the event Cooper’s participation in the Federal-Mogul 524(g) trust is not approved for any reason, or if Cooper elected not to participate or to pursue participation in the trust. The Bankruptcy Court stated that it would consider approving Cooper’s participation in the Federal-Mogul 524(g) trust at a later time, and that its order confirming the plan of reorganization and approving the settlement between Cooper and Federal-Mogul did not preclude later approval of Cooper’s participation in the 524(g) trust. Accordingly, in an effort to continue working towards approval of Cooper’s participation in the trust and to address certain legal issues identified by the Court, Cooper, Pneumo-Abex, Federal-Mogul, and other plan supporters filed the Modified Plan A Settlement Documents on December 13, 2007. The Modified Plan A Settlement Documents would have required Cooper to make an initial payment of $248.5 million in cash to the Federal-Mogul trust upon implementation of Plan A with additional annual payments of up to $20 million each due over 25 years. If the Bankruptcy Court had approved the modified settlement and that settlement was implemented, Cooper, through Pneumo-Abex LLC, would have continued to have access to Abex insurance policies.
2008
     During the first quarter of 2008, the Bankruptcy Court concluded hearings on Plan A. On September 30, 2008, the Bankruptcy Court issued its ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received in October 2008 the $138 million payment, plus interest of $3 million, from the Federal-Mogul Bankruptcy estate and will continue to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. Additionally, under Plan B, Cooper has access to Abex insurance policies.
     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity is presented in the following table assuming resolution through participation in the Federal-Mogul 524(g) trust up until September 30, 2008 when the accounting was revised to reflect the Plan B Settlement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Accrual at beginning of period (under Plan A)	$521.3	$543.0	$509.1	$529.6
Indemnity and defense payments	(5.0)	(19.4)	(16.9)	(44.0)
Insurance recoveries	—	—	25.4	39.3
Other	(0.3)	(2.5)	(1.6)	(3.8)

Accrual at end of period (under Plan A) *	$516.0	$521.1	$516.0	$521.1

*	The $516.0 million liability reflects the estimated liability under Plan A immediately prior to revising the accounting on September 30, 2008 to reflect the Plan B Settlement.

     As a result of the September 30, 2008 Bankruptcy Court ruling discussed above, Cooper revised its accounting in the third quarter 2008 to reflect the separate assets and liabilities related to the on-going activities to resolve the potential asbestos related claims through the tort system. The following table presents the separate assets and liabilities under the Plan B settlement as reflected in the accompanying balance sheet as of September 30, 2008.

September
30, 2008
(in millions)
Asbestos liability analysis:
Liability for unpaid indemnity and defense costs incurred	$6.5
Liability for pending and future indemnity and defense costs	816.8

Total estimated asbestos liability at end of period	$823.3

Asbestos receivable analysis
Receivable from Federal-Mogul Bankruptcy estate (received in Oct. 2008)	$141.0
Insurance receivable for previously paid claims and insurance settlements	72.7
Insurance available for pending and future claims	119.6

Total estimated asbestos receivable at end of period	$333.3

     Cooper recorded in the third quarter 2008 income from discontinued operations of $16.6 million, net of a $9.4 million income tax expense, to reflect the Plan B Settlement.
Asbestos Liability Estimate
     As of September 30, 2008, Cooper estimates that the liability for pending and future indemnity and defense costs for the next 45 years will be $816.8 million. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable. However, a discounted value would likely be approximately 60% or less of the $816.8 million liability recorded.
     The methodology used to project Cooper’s liability estimate relies upon a number of assumptions including Cooper’s recent claims experience and declining future asbestos spending based on past trends and publicly available epidemiological data, changes in various jurisdictions, management’s judgment about the current and future litigation environment, and the availability to claimants of other payment sources.
     Abex discontinued using asbestos in the Abex Friction product line in the 1970’s and epidemiological studies that are publicly available indicate the incidence of asbestos-related disease is in decline and should continue to decline steadily. However, there can be no assurance that these studies, or other assumptions, will not vary significantly from the estimates utilized to project the undiscounted liability.
     Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believed were reasonably possible that indicate a broader range of potential estimates from $735 to $950 million.
Asbestos Receivable Estimate
     As of September 30, 2008, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of September 30, 2008, Cooper’s receivable for recoveries of costs from insurers amounted to $192.3 million, of which $72.7 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $192.3 million receivable from insurance companies at September 30, 2008 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.

     Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
Critical Accounting Assumptions
     The amounts recorded by Cooper for its asbestos liability and related insurance receivables rely on assumptions that are based on currently known facts and strategy. Cooper’s actual asbestos costs or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the estimation process vary significantly from actual results over time. Key variables in these assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, and the resolution of on-going negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Assumptions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper will review these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos liability and related insurance receivables.
     From a cash flow perspective, Cooper management believes that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, would not be material to Cooper’s operating cash flow.
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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended September 30, 2008:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs (1)	Plans or Programs (1) (2)
As of 6/30/08				10,778,968
7/01/08 – 7/31/08	996,646	$38.27	996,646	9,782,322
8/01/08 – 8/31/08	34,750	$42.14	34,750	9,747,572
9/01/08 – 9/30/08	64,023	$42.00	64,023	9,683,549

Total	1,095,419	$38.61	1,095,419

(1)	On November 2, 2004, Cooper’s Board of Directors authorized the repurchase of up to ten million additional shares of Cooper Class A common stock. On February 12, 2008, Cooper’s Board of Directors authorized the repurchase of ten million shares of common stock in addition to the remaining November 2, 2004 authorization, which is reflected in the above table. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2008, Cooper’s current estimate is that 3 million shares will be issued under equity compensation plans, which is reflected in the above table.

(2)	As of the date of this filing in 2008, Cooper had repurchased the 3 million shares intended to offset dilution from share issuances under equity compensation plans, as well as approximately 8.4 million additional shares under the Cooper Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2008. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 6. Exhibits
12.1	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2003 through 2007 and the Nine Months Ended September 30, 2008 and 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd. (Registrant)

Date: November 5, 2008	/s/ Terry A. Klebe

Terry A. Klebe, Senior Vice President and
Chief Financial Officer

Date: November 5, 2008	/s/ Rick L. Johnson

Rick L. Johnson, Vice President, Controller and
Chief Accounting Officer

Exhibit Index
Exhibit No.
12.1	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2003 through 2007 and the Nine Months Ended September 30, 2008 and 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.