Form 10-K
period 2008-12-31
COOPER INDUSTRIES LTD
filed 2009-02-24
CIK 1141982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 1-31330
Cooper Industries, Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	98-0355628 (I.R.S. Employer Identification Number)

600 Travis, Suite 5600, Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $6,848,463,983 based on the closing sale price as reported on the New York Stock Exchange.
     Number of registrant’s common shares outstanding as of January 31, 2009 – 167,108,698 publicly traded Class A common shares, 37,258,569 Class A common shares held by the issuer’s subsidiaries, and 109,620,258 Class B common shares held by the issuer’s subsidiaries.
DOCUMENTS INCORPORATED BY REFERENCE
Cooper Industries, Ltd. Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on April 27, 2009 (Part II – Item 5(a), Part III – Items 10, 11, 12, 13 and 14)

Page
Part I
Item 1: Business	2
Item 1A: Risk Factors	7
Item 1B: Unresolved Staff Comments	10
Item 2: Properties	10
Item 3: Legal Proceedings	12
Item 4: Submission of Matters to a Vote of Security Holders	16

Part II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6: Selected Financial Data	18
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A: Quantitative and Qualitative Disclosures about Market Risk	37
Item 8: Financial Statements and Supplementary Data	37
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	37
Item 9A: Controls and Procedures	37
Item 9B: Other Information	37

Part III
Item 10: Director, Executive Officers and Corporate Governance	37
Item 11: Executive Compensation	37
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
Item 13: Certain Relationships and Related Transactions	38
Item 14: Principal Accountant Fees and Services	38

Part IV
Item 15: Exhibits and Financial Statement Schedules	38
EX-10.1
EX-10.7
EX-10.8
EX-10.9
EX-10.12
EX-10.13
EX-10.19
EX-10.20
EX-10.22
EX-10.23
EX-12
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Our internet address is www.cooperindustries.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, documents relating to our corporate governance (such as committee charters, governance guidelines and other internal policies) can be found on our website. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
FORWARD-LOOKING STATEMENTS
We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements. Forward-looking statements include, but are not limited to, any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures. Important factors which may affect the actual results include, but are not limited to, political developments, market and economic conditions, changes in raw material, transportation and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost control and productivity improvement programs, the magnitude of any disruptions from manufacturing rationalizations, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including currency exchange rate fluctuations, changing legislation and regulations including changes in tax law, tax treaties or tax regulations, and the resolution of potential liabilities and insurance recoveries resulting from on-going Pneumo-Abex related asbestos claims.
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see Part I — Item 1A. — Risk Factors.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the Company,” or “Cooper” means Cooper Industries Ltd. and, where the context requires, includes our subsidiaries.
ITEM 1. BUSINESS
GENERAL
     The term “Cooper” refers to the registrant, Cooper Industries, Ltd., which was incorporated under the laws of Bermuda on May 22, 2001, and became the successor-registrant to Cooper Industries, Inc. on May 22, 2002.
     Cooper operates in two business segments: Electrical Products and Tools. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 23 countries and currently employs approximately 31,200 people. Operations in the United

States are conducted by wholly-owned subsidiaries of Cooper, organized by the two business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both segments of Cooper. These activities are conducted in major commercial countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through Cooper’s two business segments. As a result of operations outside the United States, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with operations outside the United States compared with United States activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers and restrictions on the exchange and fluctuations of currency. Cooper generates the most non-U.S. revenues in the United Kingdom, Germany, Canada, Mexico, China and France. Cooper has operations in India, Malaysia and China and has several majority-owned joint ventures with operations in China. Investments in emerging markets such as India, Malaysia and China are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit 21.0 contains a list of Cooper’s significant subsidiaries.
     Financial information with respect to Cooper’s industry segments and geographic areas is contained in Note 15 of the Notes to the Consolidated Financial Statements. A discussion of acquisitions and divestitures is included in Notes 3 and 16 of the Notes to the Consolidated Financial Statements.
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
     Cooper’s research and development activities are for purposes of improving existing products and services and originating new products. During 2008, approximately $141.8 million was spent for research and development activities as compared with approximately $105.7 million in 2007 and $83.5 million in 2006. Cooper obtains and holds patents on products and designs in the United States and many other countries where operations are conducted or products are sold. Although in the aggregate Cooper’s patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.
     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2009. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper, or currently under negotiation with state regulatory agencies, have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper’s accruals for environmental liabilities, see Note 7 of the Notes to the Consolidated Financial Statements.
     Approximately 61 percent of the United States hourly production work force of Cooper is employed in 47 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 39 percent of all hourly production employees exist with 17 bargaining units at 20 operations in the United States. We also have agreements with various unions at operations in 21 other countries. During 2008, new agreements were concluded covering hourly production employees at 7 operations in the United States. Cooper considers its employee relations to be excellent.
     Sales backlog at December 31, 2008 was approximately $678.9 million, all of which is for delivery during 2009, compared with backlog of approximately $722.6 million at December 31, 2007.
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
Electrical Products
     The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, support systems, enclosures, specialty connectors, wiring devices, plugs, receptacles, lighting fixtures and controls, hazardous duty electrical equipment, intrinsically safe explosion proof instrumentation, fuses, emergency lighting, fire detection and mass notification systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, energy automation solutions and other related power systems components.
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
     Demand for nonpowered hand tools, assembly systems and industrial power tools is driven by employment levels and industrial activity in major industrial countries and by consumer spending. In addition, demand for industrial power tools is influenced by automotive and aerospace production and general industrial production. The segment’s products are sold by the company sales force, independent distributors and retailers.

COOPER INDUSTRIES, LTD.
PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT
Electrical Products - Major Products and Brands

Access Cabinets, E2 Cabinets and Enviroshield electrical enclosures.	Kwik Wire cable support systems.
Arktite and eXLink plugs and receptacles.	Kyle distribution switchgear.
Ametrix, Corelite and Neo-Ray indirect lighting products.	Limitron electric fuses.
ARIES wireless communication for vacuum-interrupter, distribution switchgear.	Low-Peak electric fuses.
Arrow Hart industrial plugs and connectors.	Lumière specification grade landscape lighting.
Aspire and Siena decorative wiring devices.	MadahCom WAVES notification solutions.
Aspire RF radio frequency controls, switches and receptacles.	Magnum terminal strips and disconnect blocks.
AtLite commercial, exit and emergency lighting.	MagneX interrupting device.
B-Line support systems, enclosures, fasteners.	McGraw-Edison and Lumark indoor and outdoor lighting.
Burton undersea connectors.	McGraw-Edison transformer components, cable accessories and fuses.
Bussmann and Buss electrical and electronic fuses.	MEDC signals and alarms.
Cam-Lok electrical connectors.	Media Sync multi-media wiring systems
Cannon Technologies, Cybectec and Cyme software and automation technologies.	Metalux fluorescent lighting.
Capri cable accessories and flexible conduits.	Mobile X-Ray specialty plugs and receptacles.
CEAG emergency lighting systems and explosion protected electrical materials.	Mini-Line molded-to-cable miniature connectors.
Cent-R-Rail and Redi-Rail metal rack units and cable trays.	MTL intrinsically safe interfacing products and instrumentation.
Champ and Hazard-Gard HID and fluorescent lighting.	MTL Surge Technologies and Atlantic Scientific surge protection equipment.
Chico conduit sealing compound.	MWS modular wiring systems.
Clarity LED architectural lighting fixtures.	Myers electrical hubs.
Coiltronics inductors and transformers.	Nortem electrical construction materials.
Combined Technologies current-limiting fuses.	NOVA reclosers, sectionalizers and switches.
Condulet fittings and outlet bodies.	Novitas occupancy sensors and switch packs.
Cooper Fire, Fulleon and Nugelec fire detection systems.	Omnex radio remote control products and industrial wireless networking solutions.
Cooper Interconnect specialty connectors and cables.	Optima fuseholders.
Cooper Power Systems distribution transformers, power capacitors, voltage	PCI digital lighting controls.
regulators, surge arresters and SCADA master stations.	Perf-O Grip plank metal grating.
Cooper Wiring Devices sockets, connectors and wall plates.	Polaron intelligent lighting control solutions.
Crompton lighting fixtures.	Portfolio architectural recessed lighting.
Crouse-Hinds and CEAG electrical construction materials and Crouse-Hinds aviation lighting products.	Posi-Break electrical connectors. Posi-Lok electrical panel units.
CUBEFuse fuses, fuse holders and fuse boxes.	Power-Lock wiring devices, receptacles, caps and covers.
Domex electrical construction materials.	PowerPlus panel boards.
Domex Bond Rojo coated conduit system (total protection against corrosion).	PowerStor carbon aerogel supercapacitors.
Domex Ground (ground systems).	Pretronica and Univel emergency lighting and power systems.
Dura-Cooper and Dura-Green epoxy coatings.	RCM+ cable management systems.
Edisol fluid used in capacitors.	Regalsafe signaling and life saving apparatus.
Edison and Edison Pro relays and fusegear.	Regent security lighting systems.
Edison Series Metering residential and commercial meter bases.	Roam Secure personal and regional alerting.
Eletromec DIN style fuses.	Roam Secure RSAN text-based alerting and mass notification systems.
ELLK 92 explosion protected fluorescent light fixture.	Royer wiring devices, sockets and switches.
Elpro industrial wireless equipment.	RTK process alarm equipment.
Emerald consumer recessed and track lighting.	Ruff-in prefabricated mounting and support systems.
EMSA power transformers.	SAFEPATH voice evacuation systems and accessories.
EnviroVR voltage regulator filled with Envirotemp FR3.	Scantronic and Menvier security systems.
Envirotemp dielectric fluids.	Selectcom® communications modules.
EX® power capacitors.	Shaper specification and commercial grade lighting fixtures.
EX-Cell and NexT industrial enclosures.	Shock Sentry circuit protective devices.
Exactra panel boards.	SMP substation modernization platform.
Fail-Safe high abuse, clean room and vandal-resistant lighting fixtures.	SpecOne panel boards.
F.A.S.T. underfloor cable tray system.	Spectra panel boards.
Flex Station panel boards.	Stabex explosion protected torch.
Flextray wire mesh cable tray.	Streetworks outdoor lighting.
FR3 dielectric fluid.	Subgate® mini remote terminal units.
Fusetron electric fuses and protectors.	Sure-Lites exit and emergency lighting.
G&H specialty connectors.	Sure Power DC electrical system management products.
Gecma visualization systems.	SurgBloc electrical voltage receptacles and surge suppressors.
General Connectors military connectors.	Traction Tread perforated panels.
Grate-Lock interlocking plank grating system.	TransX transient voltage protection devices.
GridAdvisor remote detection of system faults.	TrueCycle® asset monitoring.
Grip Strut safety grating.	UltraSIL surge arresters.
GS Metals wire management and support systems.	VaporGard incandescent clear globe lighting fixtures.
Halo recessed and track lighting fixtures.	VariGap and VariStar surge arresters.
Hi-Tech gas analysis equipment.	Viking miniature circular connectors.
Hart-Lock electrical receptacles, caps, connectors and accessories.	VSS visual substation.
Hyundai explosion-proof electrical products.	WAVES mass notification systems and accessories.
INVUE outdoor architectural lighting.	Wheelock notification appliances, devices and signals.
io Lighting LED architectural lighting fixtures.	Willsher & Quick electrical enclosures.
IriS lighting systems.	WPI connectors and cable assemblies.
JSB, Luminox and Menvier emergency lighting and fire detection systems.	Yukon® software platform.
Karp, Edison, Mercury and B&S electrical fuses.
Tools — Major Products and Brands

Airetool, Automated Systems, Cleco, DGD, Dotco,Gardner-Denver*, and Rotor Tool industrial power tools and assembly equipment.	Kahnetics dispensing systems. Lufkin measuring tapes.
Apex screwdriver bits, impact sockets and universal joints.	Master Power industrial air tools.
Belzer pliers, wrenches, sockets, and hex keys.	Merrill plate clamps (chain line).
Brewer-Titchener blocks (chain line).	Metronix servos and drive controls.
Campbell chain products.	Nicholson files, saws, pliers, wrenches,
Caulkmaster caulking dispenser.	tapes, screwdrivers, sockets, and drill bits.
Collins machetes, shovels and axes.	Plumb hammers.
Crescent pliers and wrenches.	Utica torque measuring and controls.
Diamond farrier tools and horseshoes.	Weller soldering equipment.
Disston pliers.	Wire-Wrap solderless connection equipment.
Erem precision cutters and tweezers.	Wiss and H.K. Porter cutting products.
Filtronic fume extraction equipment.	Xcelite screwdrivers and nutdrivers.

*	Gardner-Denver is a registered trademark of Gardner Denver, Inc. and is used by Cooper Industries under license.

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
Operations and Supply Sources Located Outside the United States, Particularly Emerging Markets, Are Subject to Increased Risks.
     Our operating activities outside the United States contribute significantly to our revenues and earnings. Serving a global customer base and remaining competitive in the global market place requires that we place more production in countries other than the United States, including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, we source a significant amount of raw materials and other components from third-party suppliers or majority-owned joint-venture operations in low-cost countries. Our operations outside the United States could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns. Operations outside the United States are also subject to certain regulatory and economic uncertainties including trade barriers and restrictions on the exchange and fluctuations of currency. We believe that our operations in emerging markets such as China, India and Malaysia are subject to greater risks related to these political and economic uncertainties as compared to most countries where Cooper has operations.
Our Key Strategic Initiatives Affect Our Ability to Grow Revenues, Control Costs and Improve Productivity.
     Our operating model is built on a platform of key strategic initiatives that are designed to grow revenues, control costs and improve productivity. Our ability to execute and realize the expected benefits from our strategic initiatives affects our revenues and operating costs. Also, our operations could be disrupted by manufacturing rationalizations.
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
We Have Liability Exposure for Asbestos-Related Claims.
     We have owned businesses that produced and sold products that contained asbestos. We, therefore, have potential liability arising from individuals claiming illnesses from exposure to asbestos. Insurance policies satisfy portions of the claim settlements and related legal costs. Many of the asbestos claims arise from our former Abex Friction Products business that was sold to Federal-Mogul Corporation and subject to Federal-Mogul Corporation’s bankruptcy plan of reorganization. On September 30, 2008, the Bankruptcy Court issued a ruling denying the Plan A Settlement, resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement under which Cooper will resolve through the tort system the asbestos-related claims arising from the Abex Friction product line that was sold to Federal-Mogul in 1998.
     As a result of the Bankruptcy Court ruling, Cooper adjusted its accounting in the third quarter of 2008 to reflect the Plan B Settlement. The amounts recorded by Cooper for its asbestos liability and related insurance receivables rely on various assumptions. The key assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, the number of years these assumptions are projected into the future, and the resolution of ongoing negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Assumptions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper’s actual asbestos costs or insurance recoveries could be significantly higher or lower than those recorded if the assumptions used in the estimation process vary significantly from actual results over time. Cooper will review these assumptions on a periodic basis to determine whether any adjustments are required to the estimates of its recorded asbestos liability and related insurance receivables. Further information regarding Cooper’s asbestos liability is discussed under Item 3 – Legal Proceedings.

We Are Subject To Litigation and Environmental Regulations That Could Adversely Impact Our Operating Results.
     We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving product liability, tort, employment claims, intellectual property claims, and environmental matters, several of which claim, or may in the future claim, significant damages. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact. We also are subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws.
     Our operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances and other waste materials. We employ personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also use consultants to advise on and assist with our environmental compliance efforts. Liabilities are recorded when the need for environmental assessments and/or remedial efforts become known or probable and the cost can be reasonably estimated.
     Laws protecting the environment generally have become more stringent than in the past and are expected to continue to become more so. Violation of environmental laws and regulations can lead to the imposition of administrative, civil or criminal penalties, remedial obligations, and in some cases injunctive relief. Such violations could also result in liabilities for personal injuries, property damage, and other costs and claims. Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, and related state laws and regulations, liability can be imposed jointly on the entire group of responsible parties or separately on any one of the responsible parties, without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.
We Could Incur a Material Amount of Taxes if There Are Unfavorable Changes in the Tax Laws or Their Interpretation. We Have Risks Relating to Our Reorganization as a Bermuda Company.
     Changes in tax laws, tax treaties or tax regulations or differing interpretation or enforcement of applicable law by the U.S. Internal Revenue Service or other taxing jurisdiction could have a material adverse impact on our financial statements. On May 22, 2002, we reorganized Cooper and became a publicly traded Bermuda company. Among other benefits, the inversion reorganization improved our worldwide effective tax rate and increased our cash flow. Recently, and in prior years, there have been and we expect that there may continue to be legislative efforts in Congress that would eliminate or reduce the tax benefit realized by certain companies which have changed their country of incorporation. If enacted into law, such proposed legislation could have a material adverse impact on our financial statements.
     The U.S. Federal Government and certain states and municipalities have enacted legislation intended to deny federal funding and government contracts to U.S. companies that reincorporate outside the U.S. For instance, the Financial Services and General Government Appropriations Act for fiscal year 2008 signed into law in December 2007 includes a provision that prohibits government contracts with U.S. companies that have reincorporated outside the United States. We cannot provide any assurance that the impact on us of any adopted or proposed legislation in this area will not be materially adverse to our operations.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     On December 31, 2008, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 21.8 million square feet of space, of which approximately 75 percent was owned and 25 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment.

						Square Footage of
						Plants and Facilities
	Number of	Number and Nature of Facilities				(in millions)
Segment	Employees	Manufacturing	Warehouse	Sales	Other	Owned	Leased
Electrical Products	25,959	111	26	99	4	12.1	5.0

Tools	4,594	28	5	6	—	4.3	0.3

Other	649	—	—	—	2	—	0.1

Total	31,202	139	31	105	6	16.4	5.4

*	Multi-purpose facilities at a single location are listed in each applicable column.
Manufacturing Plant Locations

		Europe
	United	(Other	United		South				Republic				Saudi
Segment	States	Than UK)	Kingdom	Mexico	America	Australia	Canada	China	of China	India	Korea	Malaysia	Arabia
Electrical Products	48	11	18	10	2	2	3	9	1	4	1	1	1

Tools	12	8	—	3	2	1	1	1	—	—	—	—	—

Total	60	19	18	13	4	3	4	10	1	4	1	1	1

*	Some facilities are shared by Electrical Products and Tools operations.

ITEM 3. LEGAL PROCEEDINGS
Item 1. Legal Proceedings
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2008, a total of 146,175 Abex Claims were filed, of which 122,487 claims have been resolved leaving 23,688 Abex Claims pending at December 31, 2008. During the year ended December 31, 2008, 2,641 claims were filed and 8,403 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,072 before insurance. A total of $147.7 million was spent on defense costs for the period August 28, 1998 through December 31, 2008. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
2005 — 2007
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
     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity is presented in the following table assuming resolution through participation in the Federal-Mogul 524(g) trust up until September 30, 2008 when the accounting was adjusted to reflect the Plan B Settlement.

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
	2008	2007	2006
	(in millions)	(in millions)
Accrual at beginning of period (under Plan A)	$509.1	$529.6	$526.3
Indemnity and defense payments	(16.9)	(52.9)	(36.8)
Insurance recoveries	25.4	39.3	12.7
Discontinued operations charge	—	—	31.7
Other	(1.6)	(6.9)	(4.3)

Accrual at end of period (under Plan A) *	$516.0	$509.1	$529.6

*	The $516.0 million liability reflects the estimated liability under Plan A immediately prior to adjusting the accounting on September 30, 2008 to reflect the Plan B Settlement.

     As a result of the September 30, 2008 Bankruptcy Court ruling discussed above, Cooper adjusted its accounting in the third quarter of 2008 to reflect the separate assets and liabilities related to the on-going activities to resolve the potential asbestos related claims through the tort system. Cooper recorded income from discontinued operations of $16.6 million, net of a $9.4 million income tax expense, in the third quarter of 2008 to reflect the Plan B Settlement. The following table presents the separate assets and liabilities under the Plan B settlement and the cash activity subsequent to the September 30, 2008 Plan B Settlement date.

	December	September
	31, 2008	30, 2008
	(in millions)
Asbestos liability analysis:
Total liability for unpaid, pending and future indemnity and defense costs at end of period	$815.1	$823.3

Asbestos receivable analysis
Receivable from Federal-Mogul Bankruptcy estate (received in Oct. 2008)	$—	$141.0
Insurance receivable for previously paid claims and insurance settlements	74.6	72.7
Insurance-in-place agreements available for pending and future claims	117.7	119.6

Total estimated asbestos receivable at end of period	$192.3	$333.3

Three Months Ended
December 31, 2008
(in millions)
Cash Flow:
Indemnity and defense payments	$(7.9)
Payment from Federal-Mogul Bankrupty Estate	141.0
Other	(0.3)

Net cash flow	$132.8

Asbestos Liability Estimate
     As of December 31, 2008, Cooper estimates that the liability for pending and future indemnity and defense costs for the next 45 years will be $815.1 million. The amount included for unpaid indemnity and defense costs is not significant at December 31, 2008. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable. However, a discounted value would likely be approximately 60% or less of the $815.1 million liability recorded.
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
     Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believed were reasonably possible that indicate a broader range of potential estimates from $735 to $950 million (undiscounted).

Asbestos Receivable Estimate
     As of December 31, 2008, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of December 31, 2008, Cooper’s receivable for recoveries of costs from insurers amounted to $192.3 million, of which $74.6 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $192.3 million receivable from insurance companies at December 31, 2008 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
     Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
Critical Accounting Assumptions
     The amounts recorded by Cooper for its asbestos liability and related insurance receivables rely on assumptions that are based on currently known facts and strategy. Cooper’s actual asbestos costs or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the estimation process vary significantly from actual results over time. Key variables in these assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, the number of years these assumptions are projected into the future, and the resolution of on-going negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Assumptions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper will review these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos liability and related insurance receivables.
     From a cash flow perspective, Cooper management believes that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will not be material to Cooper’s operating cash flow.
Other Matters
     Cooper and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

     The U.S. Federal Government has enacted legislation intended to deny certain federal funding and government contracts to U.S. companies that reincorporate outside the United States, including Section 745 of the Consolidated Appropriations Act, 2008 (Public Law 110-161), Section 724(c) of the Transportation, Treasury, Housing and Urban Development, the Judiciary, and Independent Agencies Appropriations Act, 2006 (Public Law 109-115), and 6 U.S.C. 395(b) of The Homeland Security Act. The Company has self-reported to the Department of Defense certain transactions aggregating approximately $8 million with U.S. government entities which may be subject to the legislation. At the time of this filing, it is too early to determine whether any fines or penalties may be assessed against the Company.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the shareholders.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Cooper Class A common shares (symbol – CBE) are listed on the New York Stock Exchange. Options for Cooper Class A common shares are listed on the NYSE Alternext U.S. exchange. Cooper Class B common shares are not publicly traded. The Class B common shares were issued to Cooper Industries, Inc. in connection with the reincorporation merger in May 2002 whereby Cooper Industries, Inc., formerly the publicly traded parent company, became a wholly-owned subsidiary of Cooper Industries, Ltd. Effective January 1, 2005, the Class B common shares were transferred to Cooper US, Inc., which is a wholly-owned Cooper subsidiary. Cooper US, Inc. is the only holder of Class B common shares. The holders of Class B common shares are not entitled to vote, except as to matters for which the Bermuda Companies Act specifically requires voting rights for otherwise non-voting shares. Cooper Industries, Ltd. and Cooper subsidiaries holding Class A or Class B common shares have entered into a voting agreement whereby any Class A or Class B common shares held by such Cooper subsidiaries will be voted (or abstained from voting) in the same proportion as the other holders of Class A common shares. Therefore, Class A and Class B common shares held by Cooper subsidiaries do not dilute the voting power of the Class A common shares held by the public.
     As of January 31, 2009 there were 20,284 record holders of Cooper Class A common shares and one holder of Cooper Class B common shares.
     The high and low quarterly sales prices for the past two years of Cooper Class A common shares as reported by Dow Jones & Company, Inc., are as follows:

			Quarter
		1	2	3	4
2008	High	$53.25	$47.55	$49.64	$40.27
	Low	35.37	39.40	36.96	19.32

2007	High	$48.12	$58.20	$59.05	$57.25
	Low	40.00	45.03	47.00	47.07

     Annual cash dividends declared on Cooper’s Class A and Class B common shares during 2005 and 2006 were $.74 a share ($.185 a quarter). On February 14, 2007, the Board of Directors declared an increase in the quarterly dividend to $.21 a share (or $.84 on an annualized basis). This represented a 14 percent increase over the prior dividend rate. On February 14, 2007, the Board of Directors also approved a 2-for-1 stock split to shareholders of record as of February 28, 2007. The increase in the dividend rate was effective for the dividend paid on April 2, 2007. On February 12, 2008, the Board of Directors declared an increase in the quarterly dividend to $.25 per share (or $1.00 on an annualized basis). This represents a 19 percent increase over the prior dividend rate. Based on Cooper’s capital structure in 2008, all of the dividend distributions paid by it in 2008 are treated as a return of capital to its shareholders. For dividends payable in 2009, Cooper currently anticipates that based on its capital structure all or a substantial portion of its dividend distributions will be treated as a return of capital to its shareholders. For the dividends payable in 2006, 2007 and 2008, Cooper’s subsidiaries that held Class A and Class B shares received dividends on such shares.
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended December 31, 2008:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs(1)
As of 9/30/08				9,683,549
10/01/08 – 10/31/08	3,552,400	$24.75	3,552,400	6,131,149
11/01/08 – 11/30/08	1,418,678	$23.36	1,418,678	4,712,471
12/01/08 – 12/31/08	1,683,036	$33.65	1,683,036	3,029,435	(2)

Total	6,654,114	$28.85	6,654,114

(1)	On February 12, 2008, Cooper’s Board of Directors authorized the repurchase of ten million shares of common stock, which is reflected in the above table. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares, which is not reflected in the above table. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. Cooper may continue to repurchase shares under these authorizations from time to time during 2009. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.

(2)	For 2009, Cooper’s current estimate is that one million shares will be issued under equity compensation plans, which is not reflected in the above table.
     Further information required by this Item is set forth under the caption “Equity Compensation Plan Information” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2009 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.
     Bermuda has exchange controls which apply to residents in respect of the Bermudian dollar. As an exempt company, Cooper is considered to be nonresident for such controls; consequently, there are no Bermuda governmental restrictions on the Company’s ability to make transfers and carry out transactions in all other currencies, including currency of the United States.
     Under existing Bermuda law, there is no Bermuda income or withholding tax on dividends paid by Cooper to its shareholders. Furthermore, no Bermuda tax or other levy is payable on the sale or other transfer (including by gift or on the death of the shareholder) of Cooper common shares (other than by shareholders resident in Bermuda).

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2008. The selected historical financial information shown below has been derived from Cooper’s audited consolidated financial statements. This information should be read in conjunction with Cooper’s consolidated financial statements and notes thereto.

	Years Ending December 31,
	2008	2007	2006	2005	2004
		(in millions, except per share data)
INCOME STATEMENT DATA:
Revenues	$6,521.3	$5,903.1	$5,184.6	$4,730.4	$4,462.9

Income from continuing operations	$615.6	$692.3	$484.3	$391.1	$339.8
Income (charge) from discontinued operations, net of taxes	16.6	—	(20.3)	(227.2)	—

Net income	$632.2	$692.3	$464.0	$163.9	$339.8

INCOME PER COMMON SHARE DATA:
Basic -
Income from continuing operations	$3.54	$3.80	$2.64	$2.12	$1.84
Income (charge) from discontinued operations	.10	—	(.11)	(1.23)	—

Net income	$3.64	$3.80	$2.53	$.89	$1.84

Diluted -
Income from continuing operations	$3.51	$3.73	$2.58	$2.06	$1.79
Income (charge) from discontinued operations	.09	—	(.11)	(1.19)	—

Net income	$3.60	$3.73	$2.47	$.87	$1.79

BALANCE SHEET DATA (at December 31):
Total assets	$6,164.9	$6,133.5	$5,374.8	$5,215.1	$5,407.8
Long-term debt, excluding current maturities	932.5	909.9	702.8	1,002.9	698.6
Shareholders’ equity	2,607.4	2,841.9	2,475.3	2,205.2	2,286.5
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$.84	$.74	$.74	$.70
     In October 1998, Cooper sold its Automotive Products segment for $1.9 billion in proceeds. Discontinued operations charges of $20.3 million, net of a $11.4 million income tax benefit in 2006 and $227.2 million, net of a $127.8 million income tax benefit in 2005 were recorded for potential liabilities related to the Automotive Products segment sale and the Federal-Mogul bankruptcy. In 2008, discontinued operations income of $16.6 million, net of a $9.4 million income tax expense, was recorded to reflect ongoing resolution of the potential liabilities through the tort system when the Bankruptcy Court denied Cooper’s participation in the Federal-Mogul 524(g) trust. See Note 16 of the Notes to the Consolidated Financial Statements.

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
     Cooper recognizes revenues when products are shipped and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required. The accrual for sales returns and other allowances was $89.8 million and $95.1 million at December 31, 2008 and 2007, respectively.
     Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The allowance for excess and obsolete inventory was $77.0 million at December 31, 2008 and $77.9 million at December 31, 2007.
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
     Total net periodic pension benefit cost was $7.6 million in 2008, $3.9 million in 2007 and $31.0 million in 2006. During 2006, Cooper announced that effective January 1, 2007, future benefit accruals would cease under the Cooper U.S. Salaried Pension Plan. Cooper recognized a $4.2 million curtailment loss in 2006 as a result of this action. During 2006, Cooper also recognized a $4.1 million settlement loss primarily in connection with the retirement of senior executives. Total net periodic pension benefit cost declined in 2007 primarily due to the elimination of service cost on the salaried pension plan and non-recurrence of the 2006 losses discussed above. Total net periodic pension benefit cost in 2008 includes a $3.7 million curtailment loss as a result of ceasing future benefit accruals for two defined benefit plans in the U.K. Beginning in 2007, Cooper contributed cash equal to 3% of compensation to the Cooper Retirement Savings and Stock-Ownership Plan (“CO-SAV”). Cooper further increased the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match up to 6% of employee contributions. The estimated net periodic pension benefit cost of $26.1 million for 2009 has been estimated assuming a discount rate of 6.25% and an expected return on plan assets of 8.25%. See Note 13 of the Notes to the Consolidated Financial Statements.
     The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense. Differences between assumptions and actual experience are deferred in accumulated other nonowner changes in equity as actuarial net gains and losses. Actuarial net gains and losses in excess of a minimum annual amount are amortized and recognized in net periodic postretirement benefit cost over the average remaining life expectancy of the participants. Net periodic postretirement benefit cost was $0.7 million in 2008 and 2007. Cooper announced the elimination of postretirement life insurance for active employees effective January 1, 2007. As a result, Cooper recognized a $3.2 million curtailment gain in the second quarter of 2006. Excluding the curtailment gain, net periodic postretirement benefit cost was $0.8 million in 2006. Net periodic postretirement benefit cost is expected to be approximately ($0.4) million in 2009, assuming a discount rate of 6.25%. See Note 13 of the Notes to the Consolidated Financial Statements.
     Stock-based compensation expense is recorded for stock-option grants, performance-based and restricted stock awards based upon fair value. The fair value of stock option awards is estimated at the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Cooper stock, historical volatility of Cooper stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of performance-based and restricted stock awards granted is measured at the market price on the grant date. Performance awards are typically arranged in levels, with increasing number of shares earned as higher levels of growth are achieved. If goal-level assumptions are not met, stock-based compensation expense is adjusted and previously recognized compensation expense would be reversed. During 2006, 2007 and through the third quarter of 2008, performance goals were assumed to be achieved at the maximum level. In the fourth quarter of 2008, Cooper revised its assumption to lower the performance goals assumed to be achieved to below the maximum level for performance awards granted in 2007 and 2008. The revised achievement levels assumed for the 2007 and 2008 performance award grants considers the past performance and current expectations of future performance in the respective three-year performance period. As a result of lowering the performance goals assumed to be achieved, Cooper adjusted previously recognized stock-based compensation expense by reducing expense in the fourth quarter of 2008 by $11.3 million. Total stock-based compensation expense was $23.1 million in 2008, $39.0 million in 2007 and $29.1 million in 2006. See Note 10 of the Notes to the Consolidated Financial Statements.
     Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper’s potential liability is determined based on estimates of Cooper’s proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, Cooper’s estimate of its environmental liabilities may change. The liability for environmental remediation was $29.4 million at December 31, 2008 and $30.2 million at December 31, 2007. See Note 7 of the Notes to the Consolidated Financial Statements.
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

     Cooper is subject to income taxes in both the United States and numerous non-U.S. jurisdictions. Cooper is regularly under examination by various tax authorities. United States federal and state tax authorities and tax authorities in other countries have challenged the amount of taxes due for certain tax periods. Cooper evaluates the potential exposure associated with various filing positions and records a liability for tax contingencies. Although Cooper believes all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. The resolution of tax audits and litigation could have a material effect on Cooper’s consolidated cash flows in the period or periods for which that determination is finalized. In 2008 and 2007, Cooper reduced income tax expense by $23.2 million ($.13 per share) and $83.8 million ($.45 per share), respectively, as a result of the expiration of statute of limitations, favorable audit settlements and other matters. See Note 12 of the Notes to the Consolidated Financial Statements.
     Cooper records goodwill related to business acquisitions when the purchase price exceeds the fair value of identified assets and liabilities acquired. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is subject to an annual impairment test. Cooper designated January 1 as the date of its annual goodwill impairment test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. The first step of the SFAS No. 142 two-step goodwill impairment test compares the fair value of a reporting unit with its carrying value. Fair value is determined primarily by estimating the present value of future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of reporting unit goodwill to the carrying amount of the goodwill to measure the amount of impairment loss. The results of step one of the goodwill impairment tests did not require the completion of step two of the test for any reporting unit in 2008. Cooper has designated eight reporting units, consisting of seven units in the Electrical Products reportable operating segment plus the Tools reportable operating segment. There are inherent uncertainties and management judgment in estimating the fair value of each reporting unit. If actual fair value is less than Cooper’s estimates, Cooper could be required to record an impairment to reduce the carrying value of goodwill to its implied fair value. Cooper had goodwill of $2.57 billion and $2.54 billion at December 31, 2008 and 2007, respectively. See Note 6 of the Notes to the Consolidated Financial Statements.
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further in Item 3 – Legal Proceedings and Note 16 of the Notes to the Consolidated Financial Statements, on September 30, 2008, the Bankruptcy Court issued its final ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received in October 2008 the $141 million payment, including interest, from the Federal-Mogul Bankruptcy estate and will continue to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims.

     As a result of the September 30, 2008 Bankruptcy Court ruling discussed above, Cooper adjusted its accounting in the third quarter of 2008 to reflect the separate assets and liabilities related to the on-going activities to resolve the potential asbestos related claims through the tort system. Cooper recorded income from discontinued operations of $16.6 million, net of a $9.4 million income tax expense, in the third quarter of 2008 to reflect the Plan B Settlement.
Asbestos Liability Estimate
     As of December 31, 2008, Cooper estimates that the liability for pending and future indemnity and defense costs for the next 45 years will be $815.1 million. The amount included for unpaid indemnity and defense costs is not significant at December 31, 2008. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable. However, a discounted value would likely be approximately 60% or less of the $815.1 million liability recorded.
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
     Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believed were reasonably possible that indicate a broader range of potential estimates from $735 to $950 million (undiscounted).
Asbestos Receivable Estimate
     As of December 31, 2008, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of December 31, 2008, Cooper’s receivable for recoveries of costs from insurers amounted to $192.3 million, of which $74.6 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $192.3 million receivable from insurance companies at December 31, 2008 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
     Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
     The amounts recorded by Cooper for its asbestos liability and related insurance receivables rely on assumptions that are based on currently known facts and strategy. Cooper’s actual asbestos costs or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the estimation process vary significantly from actual results over time. Key variables in these assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, the number of years these assumptions are projected into the future, and the resolution of on-going negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Assumptions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper will review these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos liability and related insurance receivables. As this additional information becomes available, Cooper will record a charge or income related to the discontinued operations asbestos liability and related insurance recoveries, which may be significant.
     From a cash flow perspective, Cooper management believes that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will not be material to Cooper’s operating cash flow.
Results of Operations
Revenues

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Electrical Products	$5,755.7	$5,108.4	$4,426.0
Tools	765.6	794.7	758.6

Total Revenues	$6,521.3	$5,903.1	$5,184.6

     See the geographic information included in Note 15 of the Notes to the Consolidated Financial Statements for a summary of revenues by country.
     2008 vs. 2007 Revenues Revenues for 2008 increased approximately 11% compared to 2007. The impact of currency translation was less than 1%, while acquisitions added approximately 7% in revenues.
     Electrical Products segment revenues for 2008, which represent slightly more than 88% of revenues, increased approximately 13% compared to 2007. Currency translation had a minimal impact on revenue growth. The impact of acquisitions increased the segment revenues for 2008 by nearly 8% over 2007 revenue levels. Six of the seven Electrical Products segment businesses reported increased revenues for 2008. Revenue growth was a result of solid demand from energy, industrial, international expansion and nonresidential construction markets through the first nine months of 2008. Softness in the U.S residential market throughout the year and declines in all global markets during the fourth quarter of the year partially offset these increases.
     Tools segment revenues for 2008, which represent about 12% of revenues, decreased approximately 4% compared to 2007. Currency translation represented a 2% increase for reported revenues with limited increase from acquisitions. Revenue declines were driven by weak retail markets and soft demand from the motor vehicle end markets. Tools segment experienced significant weakness in most markets and geographies during the fourth quarter of 2008, particularly in the U.S. retail channel.
     2007 vs. 2006 Revenues Revenues for 2007 increased 14% compared to 2006. The impact of currency translation was 2%, while acquisitions added approximately 4% in revenues.
     Electrical Products segment revenues for 2007, which represented 87% of revenues, increased approximately 15% compared to 2006. Currency translation represented 2% of the revenue growth. The impact of acquisitions increased segment revenues by approximately 4%. Six of the seven Electrical Products segment businesses posted revenue growth during 2007. Sales growth was a result of strong demand from the utility and industrial markets, international expansion and solid demand from U.S. nonresidential construction. Ongoing softness in the U.S. residential markets partially offset these increases.

     Tools segment revenues for 2007, which represented 13% of revenues, increased approximately 5% compared to 2006, with currency translation representing 3% of the increase. Sales increases were driven by solid demand from aerospace, partially offset by soft demand in the motor vehicle end markets. Retail sales compared to 2006 were down slightly in a challenging U.S. market.
Operating Results

	Year Ended December 31,
	2008	2007	2006
	(in millions, except per share data)
Electrical Products	$930.3	$848.2	$703.2
Tools	81.1	94.0	85.6
Restructuring and asset impairment charges	(52.4)	—	—

Total segment operating earnings	959.0	942.2	788.8
General corporate expense	81.4	98.1	94.7

Operating earnings	877.6	844.1	694.1
Income from Belden agreement	—	33.1	5.1
Interest expense, net	70.4	51.0	51.5

Income from continuing operations before income taxes	807.2	826.2	647.7
Income tax expense	191.6	133.9	163.4

Income from continuing operations	615.6	692.3	484.3
Income (charge) from discontinued operations	16.6	—	(20.3)

Net income	$632.2	$692.3	$464.0

Diluted earnings per share:
Income from continuing operations	$3.51	$3.73	$2.58
Income (charge) from discontinued operations	.09	—	(.11)

Net income	$3.60	$3.73	$2.47

     Cooper measures the performance of its businesses exclusive of restructuring, asset impairment and financing expenses. All costs directly attributable to operating businesses are included in segment operating earnings. Corporate overhead costs, including costs of traditional headquarters activities, such as treasury, are not allocated to the businesses. See Note 15 of the Notes to the Consolidated Financial Statements.
     2008 vs. 2007 Segment Operating Earnings Segment Operating Earnings were $959.0 million in 2008 compared to $942.2 million in 2007.
     Electrical Products segment 2008 operating earnings increased 10% to $930.3 million from $848.2 million for 2007. Return on revenues was 16.2% for 2008 compared to 16.6% for 2007. The decrease in earnings as a percentage of revenue was primarily due to the dilutive impact of acquisitions and in the second half of the year inflationary costs for commodities not fully offset by available market price increases in certain product lines. In addition, in the fourth quarter of 2008, production volumes were curtailed to reduce inventory to meet slowing market demands.
     Tools segment 2008 operating earnings decreased 14% to $81.1 million compared to $94.0 million for 2007. Return on revenues was 10.6% for 2008 compared to 11.8% for 2007. The decrease in earnings as a percentage of revenue was primarily due to the declining demand for Tools segment products and the related impact of reduced production volumes.

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
     Restructuring and Asset Impairment Charges In 2008, Cooper recognized a pre-tax restructuring charge of $43.3 million and a pre-tax non-cash impairment charge of $9.1 million. The 2008 restructuring and asset impairment charges of $52.4 million, or $38.3 million after taxes, reduced 2008 diluted earnings per share by $.21.
     In the second quarter of 2008, Cooper recorded a restructuring charge for $7.6 million in severance costs for downsizing a Tools segment international facility. This facility downsizing and related cash payments have been substantially completed in 2008.
     As a result of the downturn in economic conditions in the latter half of 2008, Cooper committed to employment reductions to appropriately size the Company’s workforce to current and anticipated market conditions and to downsize a domestic Tools segment manufacturing operation. These actions were taken as a part of Cooper management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. Cooper recorded a $35.7 million charge in the fourth quarter of 2008 related to these actions, $25.5 million of which relates to the Electrical Products segment and $10.2 million relates to the Tools segment. A total of 1,314 hourly and 930 salary positions are being eliminated as a result of the fourth quarter 2008 restructuring actions to reduce Cooper’s workforce. Of the 2,244 workforce reductions, 1,358 had exited by the end of 2008 with the remaining reductions expected in the first half of 2009. Cooper estimates that the fourth quarter 2008 restructuring actions will reduce annual operating costs by approximately $60 million. At December 31, 2008, Cooper had an accrual of $29.7 million for future cash expenditures related to the fourth quarter 2008 restructuring actions. The related cash payments will be substantially completed in the first half of 2009.
     In the fourth quarter of 2008, Cooper also recorded a non-cash impairment charge of $9.1 million related to an investment in a previously unconsolidated international joint venture in the Electrical Products segment. In December 2008, Cooper acquired a majority interest in the international joint venture and consolidated the joint venture’s net assets of $4.6 million in the accompanying December 31, 2008 balance sheet.
     General Corporate Expense General Corporate expense decreased $16.7 million during 2008 to $81.4 million compared to $98.1 million for 2007. General Corporate expense in 2007 includes $8.8 million for legal and environmental costs related to businesses disposed of in prior years. Excluding the legal and environmental costs for previously disposed businesses, General Corporate expense decreased $8.2 million in 2008 to $81.4 million compared to $89.3 million in 2007 primarily from the impact of lower expense for long-term performance-based stock compensation.
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

     Income from Belden Agreement Income from the Belden agreement was $33.1 million in 2007 compared to $5.1 million during 2006. There was no income from the Belden agreement in 2008. In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized principally over fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increase in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax loss carryforward is utilized. Belden can carry any loss forward twenty years to offset future taxable income. Cooper estimates that between $40 and $45 million in future payments potentially remain under the Belden agreement. The timing and ultimate receipt of future payments are contingent upon the ultimate taxable income Belden reports each year.
     Interest Expense, Net Net interest expense for 2008 was $70.4 million, an increase of $19.4 million from 2007 primarily as a result of higher average debt balances from the utilization of debt financing to partially fund acquisitions and share repurchases. Net interest expense also includes $6.0 million and $1.3 million in 2008 and 2007, respectively for reductions in the value of short-term investments. Average debt balances were $1.34 billion and $1.05 billion and average interest rates were 5.22% and 5.64% for 2008 and 2007, respectively. Net interest expense for 2007 decreased $0.5 million from 2006 as a result of lower average interest rates offsetting higher average debt balances. Average debt balances were $1.05 billion and $1.04 billion and average interest rates were 5.64% and 5.70% for 2007 and 2006, respectively.
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
     Income Tax Expense The effective tax rate attributable to continuing operations was 23.7% for 2008, 16.2% for 2007 and 25.2% for 2006.
     Cooper reduced income tax expense by $23.2 million during 2008 for discrete tax items primarily related to statute expirations, state tax settlements and foreign taxes. 2007 included an $83.8 million reduction of income tax expense associated principally with finalized settlements with the Internal Revenue Service related to the 2000 through 2004 tax years, the expiration of the statute of limitation regarding certain potential tax exposure matters, changes to state and international valuation allowances and tax benefits of international reorganizations. The 2007 effective tax rate was also lower due to the income from the Belden agreement being taxed in a foreign jurisdiction at a significantly lower rate than the U.S. statutory rate. Excluding the discrete tax items and the income from the Belden agreement, Cooper’s effective tax rate for the year ended December 31, 2008 and 2007 was 26.6% and 27.3%, respectively.
     Income (Charge) Related to Discontinued Operations In the third quarter of 2008, Cooper recorded income from discontinued operations of $16.6 million, net of a $9.4 million income tax expense (or $.09 per diluted share) related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. On September 30, 2008, the Bankruptcy Court denied the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust. As a result of not participating in the trust, in the third quarter of 2008, Cooper adjusted its accrual for the Pneumo-Abex asbestos liability and related insurance recoveries based on resolution through the tort system. In the second quarter of 2006, Cooper recorded a charge of $20.3 million, net of an $11.4 million income tax benefit, related to potential asbestos obligations regarding the Automotive Products segment. See Note 16 of the Notes to the Consolidated Financial Statements.

     Diluted Earnings Per Share Diluted earnings per share from continuing operations was $3.51 in 2008, $3.73 in 2007 and $2.58 in 2006. The restructuring and asset impairment charges offset by the income tax reduction as discussed above decreased 2008 diluted earnings per share from continuing operations by $.08. The income from the Belden agreement and income tax reduction partially offset by increased legal and environmental costs on businesses disposed of in prior years as discussed above increased 2007 diluted earnings per share from continuing operations by $.59.
Percentage of Revenues

	Year Ended December 31,
	2008	2007	2006
Cost of Sales:
Electrical Products	67.1%	67.0%	67.7%
Tools	69.8%	68.8%	69.3%

Selling and Administrative:
Electrical Products	16.8%	16.4%	16.4%
Tools	19.6%	19.4%	19.4%
     2008 vs 2007 Percentage of Revenues Electrical Products segment cost of sales, as a percentage of revenues, was 67.1% for 2008 compared to 67.0% for 2007. The slight increase in costs of sales as a percentage of revenue was primarily the result of material inflation not fully offset through favorable product pricing achieved in the market in certain product lines and the impact in the fourth quarter of 2008 from curtailing production; offset by productivity improvements and cost reduction actions taken during 2008. Tools segment cost of sales, as a percentage of revenue, was 69.8% for 2008 compared to 68.8% for 2007. The increase in cost of sales as a percentage of revenue was due to the lower absorption of production costs from lower volumes and inefficiencies associated with adjusting manufacturing levels to achieve planned inventory reductions to match lower market demands.
     Electrical Product segment selling and administrative expenses, as a percentage of revenues, for 2008 were 16.8% compared to 16.4% for 2007. The increase in selling and administrative expense as a percentage of revenue was favorably impacted by leverage and productivity initiatives and lower expenses for long-term performance-based stock compensation offset by the higher average percentage of revenue for the newly acquired organizations. Excluding the impact of acquisitions, the Electrical Products segment selling and administrative expenses as a percentage of revenue would have been 16.3% for 2008. Tools segment selling and administrative expenses as a percentage of revenue for 2008 were 19.6% compared to 19.4% for 2007, as cost control actions implemented during 2008 which reduced reported selling and administrative expenses by 3% and lower expenses for long-term performance-based stock compensation were more than offset by the decline in revenue for the Tools segment.
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
Earnings Outlook
     The following sets forth Cooper’s general business outlook for 2009 based on current expectations.
     Cooper expects a 9% to 14% decline in revenues for Electrical Products in 2009 from slowing global growth in utility and industrial market demand, weakening demand in the commercial construction markets and continued declines in the U.S. residential markets. Acquisitions completed in 2008 are expected to add less than 1% to Electrical Products revenue. In the Tools segment, Cooper expects revenues to decline in the 18% to 23% range due to the weakness in the global industrial, residential and motor vehicle markets. In response to the expected decline in overall revenue currently forecasted to be in the 10 – 15% range, Cooper recorded restructuring charges in 2008 which are projected to reduce overall cost by approximately $60 million. Operating earnings are expected to decline, despite these actions, more rapidly than revenues as a result of unfavorable leverage of fixed costs and the impact on pricing from the significant decline in commodity costs in late 2008 as the higher cost of inventory and supply chain costs move through the sales cycle. Cooper is expecting diluted continuing earnings per share to be in the range of $2.45 to $2.80.
Pricing and Volume
     In each of Cooper’s segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in some cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.
     It is Cooper’s judgment that unit volumes in the Electrical Products segment increased in 2008 but unit volumes in the Tools segments decreased in 2008.
     During 2006, 2007 and through the first half of 2008, Cooper experienced an overall increase in customer pricing, primarily in response to increased material, energy and components costs. During the second half of 2008, Cooper was unable to fully offset inflationary costs for commodities by available market price increases primarily in certain product lines with heavy material content. Cooper has aggressively acted to control and reduce costs during the three-year period through strategic sourcing, manufacturing improvement and rationalization efforts in order to improve profitability in the segments.
Effect of Inflation
     Over the three-year period, inflation had a relatively minor impact on Cooper’s results of operations. However, during 2008, 2007 and 2006, there were significant increases in certain key commodities and components, which resulted in price increases in certain businesses, on occasion, lagging the increased costs. During 2006, 2007 and through the first half of 2008, Cooper realized price increases and productivity improvements at least equal to material purchase cost increases. During the second half of 2008, Cooper was unable to fully offset inflationary costs for commodities by available market price increases primarily in certain product lines with heavy material content. Cooper hedges selected commodities such as copper and steel through the use of derivatives and supply agreements. The impact of changes to these commodity costs could impact margins for several quarters as a result of this activity. Cooper’s on-going initiatives to improve productivity and rationalize its operational base have mitigated increases in employee compensation and benefits, as well as general inflation on operating costs.

Liquidity and Capital Resources
Operating Working Capital
     For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable.
     Cooper’s operating working capital increased $1.5 million during 2008. The increase included a $40.6 million decrease in accounts payable substantially offset by a $37.2 million decrease in receivables and a $1.9 million decrease in inventories. The increase in operating working capital of $80.2 million from completed acquisitions and consolidation of a now majority-owned international joint venture was substantially offset by initiatives focused on improved inventory turns and improved accounts receivable performance as measured by days sales outstanding. Operating working capital turnover (defined as annualized revenues divided by average operating working capital) for 2008 of 5.6 turns increased from 5.4 turns in 2007.
     Cooper’s operating working capital increased $127.3 million during 2007. The increase included a $152.6 million increase in receivables and a $36.1 million increase in inventories, partially offset by a $61.4 million increase in accounts payable, which were driven primarily by increased sales volume and actions to improve customer service, as well as working capital increases from completed acquisitions, which accounted for $69.2 million of the overall increase in operating working capital. The increase in inventories was partially offset by a $12.3 million increase in the allowance for excess and obsolete inventories. Operating working capital turnover (defined as annualized revenues divided by average operating working capital) for 2007 of 5.4 turns increased from 5.2 turns in 2006 primarily due to initiatives focused on improved inventory turns. Accounts receivable days sales outstanding deteriorated slightly, although this was due in part to acquisitions closing in December and the increased sales outside of the U.S. where commercial terms are generally longer.
     Cooper’s operating working capital increased $78.6 million during 2006. The increase included a $53.6 million increase in receivables and a $68.9 million increase in inventories, partially offset by a $43.9 million increase in accounts payable, which were driven primarily by increased sales volume and actions to improve customer service, as well as working capital increases from completed acquisitions. The increase in inventories was partially offset by a $6.9 million increase in the allowance for excess and obsolete inventories. Operating working capital turnover (defined as annualized revenues divided by average operating working capital) for 2006 of 5.2 turns increased from 4.9 turns in 2005 primarily due to initiatives focused on reducing days sales outstanding and improved payables management. Inventory turns remained flat with 2005, as the company maintained focus on improving customer service.
Cash Flows
     Net cash provided by operating activities was $896.4 million during 2008. Cash provided by operating activities in 2008 includes the $141 million payment from the Federal-Mogul bankruptcy estate partially offset by $60 million of voluntary contributions to the U.S. defined benefit pension plans as well as the related tax affect of these items. The cash from operating activities, plus $297.5 million of net proceeds from issuances of debt, $290.1 million of proceeds from cash previously restricted, $65.7 million from redemption of short-term investments, and $17.1 million of cash received from stock option exercises, was primarily used to fund capital expenditures of $137.0 million, acquisitions of $297.0 million, dividends of $170.3 million, debt repayments of $397.2 million and share purchases of $517.2 million.
     Net cash provided by operating activities was $795.3 million during 2007. This cash, plus an additional $190.7 million of cash and cash equivalents, net debt proceeds of $251.3 million, and $68.3 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $115.5 million, acquisitions of $336.1 million, dividends of $154.3 million, share purchases of $343.9 million, and $93.7 million in investments. In addition, Cooper used $290.1 million to fund a binding offer for all outstanding shares of MTL Instruments Group plc, a publicly-traded company based in the United Kingdom that is expected to close in the first quarter of 2008.
     Net cash provided by operating activities was $601.4 million during 2006. This cash, plus an additional $29.3 million of cash and cash equivalents and $89.2 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $85.3 million, acquisitions of $280.4 million, dividends of $137.0 million and share purchases of $264.2 million.
     As discussed in Note 16 of the Notes to the Consolidated Financial Statements, on September 30, 2008, the Bankruptcy Court denied the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust. As a result, Cooper received in October 2008 the $141 million payment, including interest, from the Federal-Mogul bankruptcy estate as provided in the previously approved Plan B settlement. Cooper anticipates that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will average in the range of $20 to $30 million, although amounts will vary as the amount of the actual annual net cash outlay is not reasonably predictable.
     Historically, Cooper has relied on the commercial paper markets to fund its operations. Although recent distress in the financial markets has not had a significant impact on Cooper’s financial position or liquidity as of the date of this filing in 2009, management continues to monitor the financial markets and general global economic conditions. If further changes in financial markets or other areas of the economy adversely affect Cooper’s access to the commercial paper markets, Cooper would expect to rely on available cash to provide short-term funding.
     Cooper’s financial position and liquidity remained strong through the end of 2008 as the global economic slowdown continued to deepen. It is likely that most markets that Cooper services will experience declines over the next twelve months. While the length and depth of the recession are not predictable, Cooper is proactively adjusting our cost structure. In this regard, in the fourth quarter of 2008, Cooper implemented contingency plans to reduce our cost structure and recognized a restructuring charge of $35.7 million primarily related to reductions in our workforce in excess of 2,200 employees. Cooper anticipates that the fourth quarter 2008 restructuring activities related to reductions in the workforce, contract terminations, and other exit costs and the related cash payments will be substantially completed in the first half of 2009. At December 31, 2008, Cooper had a $29.7 million accrual related to these activities. Cash flows from operating activities for the year ended December 31, 2008 is reduced by the amounts expended on the accruals established in connection with the restructuring actions. See Note 2 of the Notes to the Consolidated Financial Statements for further information.
     The deterioration in the securities markets in 2008 impacted the value of the assets included in Cooper’s defined benefit pension plans (“Plans”). In December 2008, Cooper made voluntary cash contributions of $60 million to the Plans. The decline in fair value of the Plans, as partially offset by the cash contributions and the actuarial change in the benefit obligations has been reflected in the accompanying consolidated financial statements as of and for the year ended December 31, 2008 based on the provisions of SFAS No. 158. The decline in fair value of the Plans’ assets and other actuarial changes will result in an increase to total pension costs for 2009 of approximately $18.5 million as compared to total pension costs in 2008. During 2009, Cooper expects to pay in cash approximately $7.4 million for payment of unfunded pension plan benefits and make approximately $2.5 million in employer contributions to certain international funded defined benefit pension plans. Cooper does not expect to have any minimum regulatory funding requirement for its domestic funded defined benefit pension plans in 2009.
     Cooper has $275 million of long-term debt that matures in November 2009. Cooper currently anticipates that it will annually generate in excess of $500 million in cash flow available for acquisitions, debt repayment, dividends and common stock repurchases in 2009.

Debt
     At December 31, 2008 and 2007, Cooper had cash and cash equivalents of $258.8 million and $232.8 million, respectively and short-term investments of $21.9 million and $93.7 million, respectively. At December 31, 2008 and 2007, Cooper had short-term debt of $25.6 million and $256.1 million, respectively, including commercial paper of $228.7 million at December 31, 2007. Cooper had no commercial paper outstanding at December 31, 2008.
     Cooper’s practice is to back up its short-term debt with a combination of cash, cash equivalents, and committed credit facilities. At December 31, 2008 and 2007, Cooper had $522 million of committed credit facilities, $22 million of which matures in March 2009 and $500 million of which matures in November 2009. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facilities.
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
     Cooper is currently negotiating to renew its $500 million committed credit facility that matures in November 2009 and anticipates that it will have a new facility in place in the first half of 2009. However, there can be no assurance that a new facility will be negotiated in that time, or at all, and it is likely that the terms of a new facility will not be as attractive as in the existing facility that expires in November 2009.
     Cooper’s access to the commercial paper market could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper’s access to the commercial paper market be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed credit facilities to provide short-term funding. The committed credit facilities do not contain any provision that make their availability to Cooper dependent on Cooper’s credit ratings.
     The distress in the financial markets since September 2008 could result in the commercial paper markets not being conducive to the issuance of commercial paper or, if issued, the commercial paper may not be at reasonably attractive interest rates. See further discussion above under Cash Flows.
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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     Cooper executes stand-by letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper’s performance or payments to third parties. The aggregate notional value of these instruments was $107.9 million and $99.5 million at December 31, 2008 and 2007, respectively. Eighty percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.
     The following table summarizes Cooper’s contractual obligations at December 31, 2008 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due
				Four to	After
		Less than	One to	Five	Five
	Total	One Year	Three Years	Years	Years
Contractual Obligations:	(in millions)
Long-Term Debt	$1,207.5	$275.0	$2.3	$324.3	$605.9
Short-Term Debt	25.6	25.6	—	—	—
Interest Payments on
Long-Term Debt	354.8	67.2	103.5	86.4	97.7
Noncancellable Operating Leases	124.1	32.0	47.1	21.0	24.0
Purchase Obligations	350.8	347.9	2.9	—	—
Other Long-Term Liabilities (1), (2)	289.0	20.3	39.1	37.8	191.8

	$2,351.8	$768.0	$194.9	$469.5	$919.4

(1)	Includes unfunded other postretirement benefit obligations, unfunded defined benefit pension plan liabilities, other postemployment benefit liabilities and environmental liabilities. Also includes liabilities for underfunded U.S. and non-U.S. defined benefit pension plans.

(2)	Due to uncertainty with respect to the timing of future cash flows associated with Cooper’s unrecognized tax benefits at December 31, 2008, Cooper is unable to make reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $34.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Capitalization
     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of up to ten million shares of common stock. At December 31, 2008, 3,029,435 shares remained available to purchase under the authorization. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. Cooper may continue to repurchase shares under these authorizations from time to time during 2009. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. At December 31, 2008, 2007 and 2006, Cooper’s debt-to-total capitalization ratio was 32.1%, 30.8% and 28.9%, respectively.

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
Capital Expenditures and Commitments
     Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity were $137 million in 2008, $116 million in 2007, and $85 million in 2006. Capital expenditures are projected to be approximately $110 to $120 million in 2009. Projected expenditures for 2009 will focus on capacity expansions in key markets, development of new products and cost reduction programs.
Recently Issued Accounting Standards
     See Note 1 of the Notes to the Consolidated Financial Statements.

Interest Rate, Currency and Commodity Price Risk
     Changes in interest rates, currency exchange rates and commodity prices affect Cooper’s earnings and cash flows. As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies used by Cooper’s businesses, Cooper is exposed to the effect of exchange rate changes on its cash flows and earnings. Cooper enters into currency forward exchange contracts to hedge significant non-functional currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.
     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2008 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates and weighted average interest rates in effect during the periods presented.

	2009	2010	2011	2012	2013	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$275.0	$2.3	$—	$325.0	$—	$600.0	$1,202.3
Average interest-rate	5.6%	5.7%	5.7%	5.7%	5.8%	5.8%	5.6%

Variable-rate (U.S. Dollar)	$—	$—	$—	$—	$—	$8.0	$8.0
Average interest-rate	3.9%	3.9%	3.9%	3.9%	3.9%	3.9%	3.9%

Cross-currency swaps:
Fixed to fixed:
Notional amount (1)	$325.0	$325.0	$325.0	$325.0	$—	$—	$325.0
Average pay-rate	3.5%	3.5%	3.5%	3.5%	—	—	3.5%
Average receive-rate	5.2%	5.2%	5.2%	5.2%	—	—	5.2%

(1)	Cooper entered into cross-currency swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to Euro 272.6 million with an annual interest rate of 3.55%.
     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2007 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates and weighted average interest rates.

	2008	2009	2010	2011	2012	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$100.1	$275.2	$2.3	$—	$325.0	$300.3	$1,002.9
Average interest-rate	5.7%	5.6%	5.7%	5.7%	5.7%	6.1%	5.7%

Variable-rate (U.S. Dollar)	$—	$—	$—	$—	$—	$8.0	$8.0
Average interest-rate	5.6%	5.6%	5.6%	5.6%	5.6%	5.6%	5.6%

Cross-currency swaps:
Fixed to fixed:
Notional amount (1)	$325.0	$325.0	$325.0	$325.0	$325.0	$—	$325.0
Average pay-rate	3.5%	3.5%	3.5%	3.5%	3.5%	—	3.5%
Average receive-rate	5.2%	5.2%	5.2%	5.2%	5.2%	—	5.2%

(1)	Cooper entered into cross-currency swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to Euro 272.6 million with an annual interest rate of 3.55%.

     The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $10 million at December 31, 2008. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

		Mature in
	Mature in 2009	2010 – 2011	Mature in 2012
	(in millions, where applicable)
U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Great Britain Pounds
Notional amount	$111.5	$48.4	$328.8
Average contract rate	1.648	1.921	1.909

U.S. Dollar Functional Currency
Buy Great Britain Pounds / Sell U.S. Dollars
Notional amount	$11.9	$23.5	$159.0
Average contract rate	1.894	1.864	1.847

U.S. Dollar Functional Currency
Buy Euro / Sell U.S. Dollars
Notional amount	$148.9	—	—
Average contract rate	1.286	—	—

Euro Functional Currency
Buy Euro / Sell Great Britain Pounds
Notional amount	$49.8	—	—
Average contract rate	1.209	—	—

U.S. Dollar Functional Currency
Buy Mexican Pesos / Sell U.S. Dollars
Notional amount	$44.7	—	—
Average contract rate	.079	—	—

U.S. Dollar Functional Currency
Buy Singapore Dollars / Sell U.S. Dollars
Notional amount	$22.5	—	—
Average contract rate	.675	—	—

Australian Dollar Functional Currency
Buy Australian Dollars / Sell Great Britain Pounds
Notional amount	$13.5	—	—
Average contract rate	1.122	—	—
     Changes in availability and fluctuations in commodity prices for raw materials such as steel, copper, aluminum and zinc affect Cooper’s earnings and cash flows. Cooper primarily manages this exposure through price changes; however, in periods of significant increases in commodity prices, the price increases in certain businesses, on occasion, lag the increased costs. Cooper also uses commodity swaps to reduce the volatility of price fluctuations on a portion of certain forecasted material purchases for copper, aluminum and zinc for periods up to eighteen months. At December 31, 2008, Cooper had commodity swaps with a notional amount of approximately $68 million, 90% of which mature in 2009. At December 31, 2007, Cooper had commodity swaps with a notional amount of approximately $57 million, all of which matured in 2008.

     The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $10 million at December 31, 2007. The contracts related to funding of the MTL tender offer were excluded due to the very short terms of those contracts. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

		Mature in	Mature in
	Mature in 2008	2009 – 2010	2011 – 2012
	(in millions, where applicable)
U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Great Britain Pounds
Notional amount	$13.3	$25.1	$182.2
Average contract rate	2.021	1.990	1.972

Canadian Dollar Functional Currency
Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$91.5	—	—
Average contract rate	1.030	—	—

U.S. Dollar Functional Currency
Buy Euro / Sell U.S. Dollars
Notional amount	$88.8	—	—
Average contract rate	1.440	—	—

U.S. Dollar Functional Currency
Buy Mexican Pesos / Sell U.S. Dollars
Notional amount	$26.5	—	—
Average contract rate	.0884	—	—

Euro Functional Currency
Buy Euro / Sell U.S. Dollars
Notional amount	$18.5	—	—
Average contract rate	1.467	—	—

U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Euro
Notional amount	$10.7	—	—
Average contract rate	1.408	—	—

Great Britain Pound Functional Currency
Buy Great Britain Pounds / Sell U.S. Dollars
Notional amount	$14.5	—	—
Average contract rate	2.007	—	—

U.S. Dollar Functional Currency
Buy Great Britain Pounds / Sell U.S. Dollars
Notional amount	$10.6	—	—
Average contract rate	1.998	—	—
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Cooper’s consolidated financial statements, together with the report thereon of Ernst & Young LLP and the supplementary financial data are set forth on pages F-1 through F-49 hereof. (See Item 15 for Index.)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item is set forth under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2009 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is set forth under the caption “Executive Management Compensation” and “Directors’ Compensation” in the Proxy Statement and, except as specified in the following sentence, is incorporated herein by reference.
     Information in Coopers’ Proxy Statement not deemed to be “soliciting material” or “filed” with the Commission under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

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

     3. Exhibits
2.0	Agreement and Plan of Merger among Cooper Industries, Inc., Cooper Mergerco, Inc. and Cooper Industries, Ltd. (incorporated by reference to Annex I to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.1	Memorandum of Association of Cooper Industries, Ltd. (incorporated by reference to Annex II to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.2	Amended and Restated Bye-Laws of Cooper Industries, Ltd. (incorporated by reference to Annex III to Cooper’s Registration Statement on Form S-4, Registration No. 333-62740).

3.3	Amendment to Bye-Laws of Cooper Industries, Ltd. (incorporated by reference to Appendix A to Cooper’s Definitive Proxy Statement on Schedule 14A filed March 14, 2007).

4.1	Amended and Restated Rights Agreement dated as of August 3, 2007 between Cooper Industries, Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Cooper’s Amendment No. 1 to Registration Statement on Form 8-A, Registration No. 001-31330).

4.2	Amended and Restated Voting Agreement between Cooper Industries, Ltd., Cooper Industries, Inc. and Cooper Bermuda Investments Ltd. (incorporated by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2004).

4.3	Indenture dated as of January 15, 1990, between Cooper Industries, Inc. and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(a) to Cooper’s Registration Statement on Form S-3, Registration No. 33-33011).

4.4	First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JPMorgan Chase Bank, N.A., as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated by reference to Exhibit 4.3 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.5	Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.6	Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

4.7	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

4.8	Indenture dated as of November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed November 9, 2005).

4.9	Registration Rights Agreement dated November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors, and Banc of America Securities LLC and Citigroup Global Markets, Inc. as representatives of several initial purchasers of

$325 million aggregate principal amount of debt securities (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed November 9, 2005).

4.10	Form of Indenture among Cooper US, Inc., Cooper Industries, Ltd. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K dated June 13, 2007).

4.11	Form of First Supplemental Indenture among Cooper US, Inc., Cooper Industries, Ltd., the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K dated June 13, 2007).

4.12	Form of Second Supplemental Indenture among Cooper US, Inc. Cooper Industries, Ltd., the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K dated March 24, 2008).

10.1	Cooper Industries, Ltd. Directors Deferred Compensation Plan (as Amended and Restated as of November 4, 2008).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.4	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Cooper US, Inc. Supplemental Executive Retirement Plan.

10.8	Cooper US, Inc. Base Salary Deferral Plan.

10.9	Cooper Industries Amended and Restated Management Annual Incentive Plan (as Amended and Restated for Non-Deferral Terms as of February 13, 2006) (as Amended and Restated in connection with Section 409A effective January 1, 2005).

10.10	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.11	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.12	Management Incentive Compensation Deferral Plan Post–2004 Part (Effective January 1, 2005).

10.13	Cooper Industries Amended and Restated Stock Incentive Plan (as Amended and Restated for Non-Deferral Terms as of February 12, 2008) (as Amended and Restated in connection with Section 409A as of January 1, 2005).

10.14	Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.15	Form of Nonqualified Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.16	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2006 to December 31, 2008 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2006).

10.17	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2007 to December 31, 2009 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.18	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2008 to December 31, 2010 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2008).

10.19	Form of Cooper US Restricted Stock Agreement.

10.20	Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (as Amended and Restated as of November 4, 2008) (Amendments in connection with Section 409A of the Code effective January 1, 2005).

10.21	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.22	Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (as Amended and Restated as of November 4, 2008) (Amendments in connection with Section 409A of the Code effective January 1, 2005).

10.23	Form of Management Continuity Agreement between Cooper Industries, Ltd. and key management personnel (as amended pursuant to Section 409A of the Code).

10.24	Form of Indemnification Agreement between Cooper Industries, Ltd. and key management personnel (incorporated by reference to Exhibit 10.23 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.25	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.26	Term Sheet Pneumo Abex Settlement Plan A and Plan B dated as of July 6, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul

Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Cooper’s Form 8-K dated July 20, 2006).

10.27	Plan B Settlement Agreement dated as of September 18, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 10.28 to Cooper’s Form 10-K for the year ended December 31, 2006).

10.28	Cooper (UK 2002) Employee Share Purchase Plan (incorporated by reference to Exhibit 10.25 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.29	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein (incorporated by reference to Exhibit 10.25 of Cooper’s Form 10-K for the year ended December 31, 2004).

10.30	Form of Executive Employment Agreement for employees who receive stock option and performance share awards (incorporated by reference to Exhibit 10.1 to Cooper’s Form 8-K dated March 17, 2006).

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2004 through 2008.

21.0	List of Cooper Industries, Ltd. Subsidiaries.

23.0	Consent of Ernst & Young LLP.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

COOPER INDUSTRIES, LTD.
Date: February 20, 2009	By:	/s/ Kirk S. Hachigian
Kirk S. Hachigian, Chairman, President
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kirk S. Hachigian	Chairman, President and	February 20, 2009
Kirk S. Hachigian	Chief Executive Officer

/s/ Terry A. Klebe	Senior Vice President and	February 20, 2009
Terry A. Klebe	Chief Financial Officer

/s/ Rick L. Johnson	Vice President, Controller	February 20, 2009
Rick L. Johnson	and Chief Accounting Officer

*STEPHEN G. BUTLER	Director	February 20, 2009
Stephen G. Butler

*ROBERT M. DEVLIN	Director	February 20, 2009
Robert M. Devlin

*IVOR J. EVANS	Director	February 20, 2009
Ivor J. Evans

*LINDA A. HILL	Director	February 20, 2009
Linda A. Hill

*LAWRENCE D. KINGSLEY	Director	February 20, 2009
Lawrence D. Kingsley

*JAMES J. POSTL	Director	February 20, 2009
James J. Postl

*DAN F. SMITH	Director	February 20, 2009
Dan F. Smith

*GERALD B. SMITH	Director	February 20, 2009
Gerald B. Smith

*MARK S. THOMPSON	Director	February 20, 2009
Mark S. Thompson

*JAMES R. WILSON	Director	February 20, 2009
James R. Wilson

* By:	/s/ Bruce M. Taten Bruce M. Taten, as Attorney-In-Fact
for each of the persons indicated

REPORT OF MANAGEMENT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
     Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
     Cooper’s independent registered public accounting firm has issued an audit report on Cooper’s internal control over financial reporting. This report appears on Page F-2.

Kirk S. Hachigian	Terry A. Klebe	Rick L. Johnson
Chairman, President and	Senior Vice President and	Vice President, Controller
Chief Executive Officer	Chief Financial Officer	and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Cooper Industries, Ltd.
We have audited Cooper Industries, Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper Industries, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Cooper Industries, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Industries, Ltd. as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 20, 2009 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Cooper Industries, Ltd.
     We have audited the accompanying consolidated balance sheets of Cooper Industries, Ltd. (“the Company”), as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 on January 1, 2007 and Statement of Financial Accounting Standards No. 158 on December 31, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
February 20, 2009

COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2008	2007	2006
	(in millions, except per share data)
Revenues	$6,521.3	$5,903.1	$5,184.6
Cost of sales	4,396.7	3,970.0	3,521.5
Selling and administrative expenses	1,194.6	1,089.0	969.0
Restructuring and asset impairment charges	52.4	—	—

Operating earnings	877.6	844.1	694.1

Income from Belden agreement	—	33.1	5.1
Interest expense, net	70.4	51.0	51.5

Income from continuing operations before income taxes	807.2	826.2	647.7
Income taxes	191.6	133.9	163.4

Income from continuing operations	615.6	692.3	484.3
Income (charge) related to discontinued operations, net of income taxes	16.6	—	(20.3)

Net income	$632.2	$692.3	$464.0

Income per Common share
Basic:
Income from continuing operations	$3.54	$3.80	$2.64
Income (charge) from discontinued operations	.10	—	(.11)

Net income	$3.64	$3.80	$2.53

Diluted:
Income from continuing operations	$3.51	$3.73	$2.58
Income (charge) from discontinued operations	.09	—	(.11)

Net income	$3.60	$3.73	$2.47

Cash dividends declared per Common share	$1.00	$.84	$.74

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in millions)
ASSETS

Cash and cash equivalents	$258.8	$232.8
Investments	21.9	93.7
Receivables	1,011.4	1,048.6
Inventories	641.8	643.7
Current discontinued operations receivable	17.5	—
Deferred income taxes and other current assets	246.5	284.2

Total current assets	2,197.9	2,303.0

Restricted cash	—	290.1
Property, plant and equipment, less accumulated depreciation	728.2	719.8
Goodwill	2,567.3	2,540.3
Long-term discontinued operations receivable	174.8	—
Deferred income taxes and other noncurrent assets	496.7	280.3

Total assets	$6,164.9	$6,133.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$25.6	$256.1
Accounts payable	492.5	533.1
Accrued liabilities	618.7	566.7
Current discontinued operations liability	50.4	179.1
Current maturities of long-term debt	275.0	100.1

Total current liabilities	1,462.2	1,635.1

Long-term debt	932.5	909.9
Postretirement benefits other than pensions	71.2	81.4
Long-term discontinued operations liability	764.7	330.0
Deferred income taxes and other long-term liabilities	326.9	335.2

Total liabilities	3,557.5	3,291.6

Common stock, $.01 par value	1.7	1.8
Capital in excess of par value	—	85.7
Retained earnings	2,935.4	2,835.1
Accumulated other nonowner changes in equity	(329.7)	(80.7)

Total shareholders’ equity	2,607.4	2,841.9

Total liabilities and shareholders’ equity	$6,164.9	$6,133.5

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Cash flows from operating activities:
Net income	$632.2	$692.3	$464.0
Adjust: (income) charge related to discontinued operations	(16.6)	—	20.3

Income from continuing operations	615.6	692.3	484.3
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	143.1	118.2	111.7
Deferred income taxes	26.0	12.4	15.4
Excess tax benefits from stock options and awards	(10.2)	(25.8)	(26.8)
Restructuring and asset impairment charges	52.4	—	—
Changes in assets and liabilities: (1)
Receivables	22.7	(66.1)	(16.1)
Inventories	16.6	27.3	(43.3)
Accounts payable and accrued liabilities	(80.4)	56.9	29.7
Discontinued operations assets and liabilities, net	139.7	(20.5)	(28.4)
Other assets and liabilities, net	(29.1)	0.6	74.9

Net cash provided by operating activities	896.4	795.3	601.4

Cash flows from investing activities:
Short-term investments	65.7	(93.7)	—
Cash restricted for business acquisition	290.1	(290.1)	—
Capital expenditures	(137.0)	(115.5)	(85.3)
Cash paid for acquired businesses	(297.0)	(336.1)	(280.4)
Proceeds from sales of property, plant and equipment and other	1.8	1.8	18.9

Net cash used in investing activities	(76.4)	(833.6)	(346.8)

Cash flows from financing activities:
Proceeds from issuances of debt	297.6	547.3	—
Debt issuance costs	(0.6)	(2.7)	—
Proceeds from debt derivatives	0.5	10.0	—
Repayments of debt	(397.2)	(303.3)	(14.8)
Dividends	(170.3)	(154.3)	(137.0)
Purchases of common shares	(517.2)	(343.9)	(264.2)
Excess tax benefits from stock options and awards	10.2	25.8	26.8
Proceeds from exercise of stock options and other	17.1	68.3	89.2

Net cash used in financing activities	(759.9)	(152.8)	(300.0)

Effect of exchange rate changes on cash and cash equivalents	(34.1)	0.4	16.1

Increase (decrease) in cash and cash equivalents	26.0	(190.7)	(29.3)

Cash and cash equivalents, beginning of year	232.8	423.5	452.8

Cash and cash equivalents, end of year	$258.8	$232.8	$423.5

(1)	Net of the effects of acquisitions and translation.
The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Capital		Other
		In Excess		Nonowner
	Common	of Par	Retained	Changes in
	Stock	Value	Earnings	Equity	Total
			(in millions)
Balance December 31, 2005	$0.9	$383.2	$1,997.4	$(176.3)	$2,205.2
Net income			464.0		464.0
Translation adjustment				53.8	53.8
Change in fair value of derivatives				2.3	2.3

Net income and other nonowner changes in equity					520.1

Adjustment to initially apply SFAS No. 158				(8.2)	(8.2)
Common stock dividends			(137.0)		(137.0)
Stock-based compensation		27.5			27.5
Purchase of common shares		(264.2)			(264.2)
Stock issued under employee stock plans		130.3			130.3
Other activity		1.6			1.6

Balance December 31, 2006	0.9	278.4	2,324.4	(128.4)	2,475.3
Net income			692.3		692.3
Adjustment to initially apply FIN No. 48			(27.2)		(27.2)
Translation adjustment				20.3	20.3
Change in fair value of derivatives				17.7	17.7
Pension and postretirement benefits				9.7	9.7

Net income and other nonowner changes in equity					712.8

Common stock dividends			(154.4)		(154.4)
Stock-based compensation		38.8			38.8
Purchase of common shares		(343.9)			(343.9)
Stock issued under employee stock plans		111.5			111.5
Stock split	0.9	(0.9)			—
Other activity		1.8			1.8

Balance December 31, 2007	1.8	85.7	2,835.1	(80.7)	2,841.9
Net income			632.2		632.2
Pension and post retirement benefits				(88.6)	(88.6)
Translation adjustment				(136.0)	(136.0)
Change in fair value of derivatives				(24.4)	(24.4)

Net income and other nonowner changes in equity					383.2

Common stock dividends			(174.7)		(174.7)
Stock-based compensation		22.7			22.7
Purchase of common shares	(0.1)	(159.9)	(357.2)		(517.2)
Stock issued under employee stock plans		49.6			49.6
Other activity		1.9			1.9

Balance December 31, 2008	$1.7	$—	$2,935.4	$(329.7)	$2,607.4

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
Principles of Consolidation: The consolidated financial statements include the accounts of Cooper and its majority-owned subsidiaries. Affiliated companies are accounted for on the equity method where Cooper owns 20% to 50% of the affiliate unless significant economic, political or contractual considerations indicate that the cost method is appropriate. As of December 31, 2008, Cooper has one insignificant investment accounted for under the equity method.
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
Restricted Cash: For purposes of the consolidated balance sheets and statements of cash flows, Cooper recorded cash held at December 31, 2007 in an account for the irrevocable tender offer to purchase all outstanding shares of MTL Instruments Group plc, a publicly-traded company based in the United Kingdom, as restricted cash until consummation of the transaction in 2008.
Accounts Receivable: Cooper provides an allowance for doubtful trade accounts receivable, determined under the specific identification method. The allowance was $12.7 million and $11.6 million at December 31, 2008 and 2007, respectively.
Inventories: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 51% and 53% of inventories at December 31, 2008 and 2007, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method. Cooper records provisions for potential obsolete and excess inventories. See Note 4 of the Notes to the Consolidated Financial Statements.
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
Goodwill: Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is subject to an annual impairment test. Cooper designated January 1 as the date of its annual goodwill impairment test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. The first step of the SFAS No. 142 two-step goodwill impairment test compares the fair value of a reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. Fair value is determined primarily by estimating the present value of future cash flows. The second step compares the implied fair value of reporting unit goodwill to the carrying amount of the goodwill to measure the amount of impairment loss. Cooper has designated eight reporting units, consisting of seven units in the Electrical

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Products reportable operating segment plus the Tools reportable operating segment. See Note 6 of the Notes to the Consolidated Financial Statements.
Revenue Recognition: Cooper recognizes revenues when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon experience. The accrual for sales returns and other allowances was $89.8 million and $95.1 million at December 31, 2008 and 2007, respectively. Shipping and handling costs of $181.9 million, $174.3 million and $172.7 million in 2008, 2007 and 2006, respectively, are reported as a reduction of revenues in the consolidated income statements.
Research and Development Expenditures: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $141.8 million, $105.7 million and $83.5 million in 2008, 2007 and 2006, respectively.
Income Taxes: Cooper uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets or liabilities are determined based upon differences between the book basis of assets and liabilities and their respective tax basis as measured by the enacted tax rates that Cooper expects will be in effect when these differences reverse. In addition to estimating the future applicable tax rates, Cooper must also make certain assumptions regarding whether tax differences are permanent or temporary and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Cooper has established valuation allowances when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Foreign Currency Translation: Financial statements for international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the exchange rates in effect during the respective period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded in accumulated other nonowner changes in equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.
Impact of New Accounting Standards: In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (the “Interpretation”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Cooper adopted the provisions of the Interpretation on January 1, 2007. As a result of the implementation of the Interpretation, Cooper recognized a $27.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 beginning retained earnings balance.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. On February 12, 2008, the FASB delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For Cooper, this action defers the effective date for those assets and liabilities until January 1, 2009. Cooper believes that the implementation of these deferred provisions will not have a material impact on its results of operations, financial position or cash flows. The implementation of SFAS No. 157 as of January 1, 2008 for assets and liabilities not subject to the deferral

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
described above did not have a material impact on Cooper’s results of operations, financial position or cash flows. See Note 17 of the Notes to the Consolidated Financial Statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many eligible recognized financial assets and financial liabilities, financial instruments and certain other eligible items at fair value that are not otherwise required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. For Cooper, the Statement was effective January 1, 2008. The implementation of SFAS No. 159 as of January 1, 2008 did not have any impact on the Cooper’s results of operations, financial position or cash flows as Cooper did not elect to measure any eligible items at fair value that were not already required to be measured at fair value.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No.141(R)”). SFAS No. 141(R) provides enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect on Cooper. This Statement, together with the International Accounting Standards Board’s (“IASB”) IFRS 3, Business Combinations, completes a joint effort by the FASB and IASB to improve financial reporting about business combinations and promotes the international convergence of accounting standards. For Cooper, SFAS No. 141(R) applies prospectively to business combinations completed on or after January 1, 2009 and is not subject to early adoption.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidating Financial Statements (“SFAS No. 160”). SFAS No. 160 provides enhanced guidance related to the disclosure of information regarding noncontrolling interests in a subsidiary and their effect on Cooper. This Statement, together with the IASB’s IAS 27, Consolidated and Separate Financial Statements, concludes a joint effort by the FASB and IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements and promotes international convergence of accounting standards. For Cooper, SFAS No. 160 is effective January 1, 2009. Cooper believes that the implementation of this Statement will not have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. For Cooper, SFAS No. 161 is effective January 1, 2009. Cooper believes that the implementation of this Statement will not have a material impact on the disclosures to its consolidated financial statements.
Reclassification
     Certain amounts in the Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 have been reclassified to conform to the 2008 presentation.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 2: RESTRUCTURING AND ASSET IMPAIRMENT
     In the second quarter of 2008, Cooper recorded a $7.6 million restructuring charge for severance costs for downsizing a Tools segment international facility. This facility downsizing and related cash payments were substantially completed in 2008.
     During the fourth quarter of 2008, Cooper committed to additional employment reductions to appropriately size Cooper’s workforce to current and anticipated market conditions and downsize a domestic Tools segment manufacturing operation. These actions were taken as a part of Cooper management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. Cooper recorded a $35.7 million charge in the fourth quarter of 2008 related to these actions, $25.5 million of which relates to the Electrical Products segment and $10.2 million relates to the Tools segment.
      The following table reflects activity related to the fourth quarter 2008 restructuring charge.

			Contract
	Involuntary Employee		Termination
	Termination Benefits		and Other
	Headcount	Dollars	Exit Costs
		($ in millions)
2008 fourth quarter restructuring actions	2,244	$33.7	$2.0
Headcount reductions or costs incurred	(1,358)	(5.7)	(0.3)

Balance at December 31, 2008	886	$28.0	$1.7

     A total of 1,314 hourly and 930 salaried positions are being eliminated as a result of the fourth quarter 2008 restructuring actions to reduce Cooper’s workforce. The workforce reductions, contract termination and other exit costs and the related cash payments will be substantially completed in the first half of 2009.
     In the fourth quarter of 2008, Cooper also recorded a non-cash impairment charge of $9.1 million related to an investment in a previously unconsolidated international joint venture in the Electrical Products segment. In December 2008, Cooper acquired a majority interest in the international joint venture and consolidated the joint venture’s net assets of $4.6 million in the accompanying December 31, 2008 balance sheet. See Note 3 of the Notes to the Consolidated Financial Statements.
NOTE 3: ACQUISITIONS AND DIVESTITURES
     Cooper completed numerous acquisitions during 2008 and 2007. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its understanding of the fair value of the assets and liabilities acquired. In the months after the closing of the transaction, Cooper obtains additional information about the assets and liabilities acquired in order to finalize the purchase price allocation.
     Cooper completed four acquisitions during 2008. Approximately two-thirds of the revenues of these businesses are generated outside of the United States.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In February 2008, Cooper completed the acquisition of MTL Instruments Group plc (“MTL”). MTL is a leader in the development and supply of electronic instrumentation and protection equipment for use in hazardous environments. The total purchase price, including assumed debt, was approximately $325 million. The MTL acquisition resulted in the recognition of a preliminary estimate of goodwill of $194.4 million, primarily related to the future earnings and cash flow potential from MTL’s worldwide customer base. The MTL acquisition is included in the Electrical Products segment.
     Cooper acquired three additional companies during 2008 for total consideration of $28.6 million. The majority of the operations of these acquired businesses are related to the Electrical Products segment. In addition, Cooper acquired an additional 20% interest in a previously unconsolidated 50% owned international joint venture for total consideration of $0.5 million in December 2008. As a result, Cooper now consolidates the assets and liabilities of the venture in its consolidated balance sheet.
     The following table summarizes the aggregate estimated preliminary fair values of the assets acquired and the liabilities assumed at the acquisition date for the acquisitions completed during 2008:

	MTL	Other	Total
		(in millions)
Receivables	$45.2	$7.2	$52.4
Inventories	32.2	25.1	57.3
Property, plant and equipment	41.1	9.0	50.1
Goodwill	194.4	20.6	215.0
Other intangible assets	86.9	8.7	95.6
Accounts payable	(14.4)	(24.5)	(38.9)
Short-term debt	(56.6)	(11.1)	(67.7)
Other assets and liabilities, net	(71.0)	(5.9)	(76.9)

Net cash consideration	$257.8	$29.1	$286.9

     Approximately $4 million of the $215.0 million of goodwill is expected to be deductible for tax purposes.
     The transactions consummated during 2008 resulted in the preliminary recognition of $95.6 million in other intangible assets consisting primarily of customer relationships, technology and trademarks. All of the other intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 10 to 25 years with a weighted average amortization period of approximately 20 years.
     During 2007, Cooper completed thirteen acquisitions. Six of the acquisitions, representing approximately 28% of the cash consideration, were outside of the United States. All of the acquired businesses are included in the Electrical Products segment.
     Total cash consideration was $346.2 million for the 2007 acquisitions, net of cash acquired, including acquisition costs. Of the total consideration paid for the 2007 acquisitions, $10.1 million was paid during 2008. The acquisitions resulted in the recognition of aggregate goodwill of $168.6 million.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table summarizes the aggregate estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for the acquisitions consummated during the year ended December 31, 2007 (in millions):

Receivables	$55.6
Inventories	45.2
Property, plant and equipment	41.7
Goodwill	168.6
Other intangible assets	152.4
Accounts payable	(36.5)
Other assets and liabilities, net	(80.8)

Net cash consideration	$346.2

     Approximately $59 million of the $168.6 million of goodwill is expected to be deductible for tax purposes.
     The transactions consummated during 2007 resulted in the recognition of $152.4 million in other intangible assets consisting primarily of customer relationships, technology and trademarks. Approximately $31.0 million were indefinite-lived intangible assets related to trademarks and the remainder is related to finite-lived intangible assets that will be amortized over periods of 1 to 30 years with a weighted average amortization period of approximately 17 years.
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

	2008	2007
Revenues	$6,550.4	$6,280.8
Income from continuing operations	$615.8	$688.0
Net income	$632.4	$688.0
Diluted earnings per share from continuing operations	$3.51	$3.71
Diluted earnings per share	$3.60	$3.71
NOTE 4: INVENTORIES

	December 31,
	2008	2007
	(in millions)
Raw materials	$239.3	$221.5
Work-in-process	163.2	178.8
Finished goods	405.0	396.2
Perishable tooling and supplies	13.9	15.0

	821.4	811.5
Allowance for excess and obsolete inventory	(77.0)	(77.9)
Excess of current standard costs over LIFO costs	(102.6)	(89.9)

Net inventories	$641.8	$643.7

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 5: PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2008	2007
	(in millions)
Land and land improvements	$71.6	$83.7
Buildings	545.9	506.5
Machinery and equipment	920.7	898.6
Tooling, dies and patterns	299.3	293.1
All other	447.8	427.0
Construction in progress	59.8	59.3

	2,345.1	2,268.2
Accumulated depreciation	(1,616.9)	(1,548.4)

	$728.2	$719.8

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment, were as follows:

	Electrical Products	Tools	Total
	(in millions)
Balance December 31, 2006	$2,033.3	$303.6	$2,336.9
Additions to goodwill	181.0	—	181.0
Translation adjustments	18.8	3.6	22.4

Balance December 31, 2007	2,233.1	307.2	2,540.3
Additions to goodwill	203.0	0.4	203.4
Translation adjustments	(170.2)	(6.2)	(176.4)

Balance December 31, 2008	$2,265.9	$301.4	$2,567.3

     Under SFAS No. 142, goodwill is subject to an annual impairment test. See Note 1 of the Notes to the Consolidated Financial Statements. The results of step one of the goodwill impairment tests did not require the completion of step two of the test for any reporting unit in 2008.
     Other intangible assets primarily consist of customer relationships, technology and trademarks. The gross carrying value of other intangible assets was $325.6 million and $217.0 million at December 31, 2008 and 2007, respectively. Accumulated amortization of other intangible assets was $41.9 million and $24.7 million at December 31, 2008 and 2007, respectively. Certain trademarks with a gross carrying value of approximately $57 million at December 31, 2008 are considered indefinite-lived intangibles and not subject to amortization. Other intangible assets are amortized over their estimated useful lives of periods from 1 to 30 years. Amortization expense of other intangible assets was $17.1 million in 2008, $9.1 million in 2007, and $4.1 million in 2006. Annual amortization expense, exclusive of businesses that may be acquired in 2009, is expected to be $17.2 million in 2009, $15.0 million in 2010, $15.0 million in 2011, $15.0 million in 2012 and $14.9 million in 2013.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7: ACCRUED LIABILITIES

	December 31,
	2008	2007
	(in millions)
Salaries, wages and employee benefit plans	$226.3	$234.8
Commissions and customer incentives	141.3	154.2
Product and environmental liability accruals	37.6	37.4
Restructuring liability accruals	29.7	—
Other (individual items less than 5% of total current liabilities)	183.8	140.3

	$618.7	$566.7

     At December 31, 2008, Cooper had accruals of $21.4 million with respect to potential product liability claims and $29.4 million with respect to potential environmental liabilities, including $13.2 million classified as a long-term liability, based on Cooper’s current estimate of the most likely amount of losses that it believes will be incurred.
     The product liability accrual consists of $7.6 million of known claims with respect to ongoing operations, $1.6 million of known claims for previously divested operations and $12.2 million, which represents an estimate of claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage for individual 2008 claims above $5.0 million.
     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $3.9 million related to sites owned by Cooper and $25.5 million for retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Cooper and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.
     The U.S. Federal Government has enacted legislation intended to deny certain federal funding and government contracts to U.S. companies that reincorporate outside the United States, including Section 745 of the Consolidated Appropriations Act, 2008 (Public Law 110-161), Section 724(c) of the Transportation, Treasury, Housing and Urban Development, the Judiciary, and Independent Agencies Appropriations Act, 2006 (Public Law 109-115), and 6 U.S.C. 395(b) of The Homeland Security Act. The Company has self-reported to the Department of Defense certain transactions aggregating approximately $8 million with U.S. government entities which may be subject to the legislation. At the time of this filing, it is too early to determine whether any fines or penalties may be assessed against the Company.
NOTE 8: DEBT AND LEASE COMMITMENTS

	December 31,
	2008	2007
	(in millions)
5.50% senior unsecured notes, due November 2009	$275.0	$275.0
5.25% senior unsecured notes, due November 2012	325.0	325.0
5.45% senior unsecured notes, due April 2015	300.0	—
6.10% senior unsecured notes, due July 2017	300.0	300.0
6.91% second series medium-term notes, due through 2010	2.3	2.3
6.38% third series medium-term notes, due through 2008	—	100.0
Other	5.2	7.7

Total long-term debt	1,207.5	1,010.0
Current maturities	(275.0)	(100.1)

Long-term portion	$932.5	$909.9

     Cooper has a U.S. committed credit facility of $500 million, which matures in November 2009. At December 31, 2007, commercial paper borrowings of $228.7 million reduced the amount of availability provided by the committed credit facility with no commercial paper borrowings outstanding at December 31, 2008. Cooper also has a $22 million committed credit facility that matures in March 2009. The agreements for the credit facilities require that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and minimum earnings before interest, income taxes, depreciation and amortization to interest ratio. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Maturities of long-term debt for the five years subsequent to December 31, 2008 are $275.0 million in 2009, $2.3 million in 2010, insignificant in 2011, $324.3 million in 2012, none in 2013 and $605.9 million thereafter. The future net minimum lease payments under capital leases are not significant.
     Total interest paid during 2008, 2007 and 2006 was $70.8 million, $58.1 million and $57 million, respectively.
     Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $42.2 million, $36.4 million and $33.3 million during 2008, 2007 and 2006, respectively.
     At December 31, 2008, minimum annual rental commitments under noncancellable operating leases that have an initial or remaining lease term in excess of one year were $32.0 million in 2009, $28.3 million in 2010, $18.8 million in 2011, $12.3 million in 2012, $8.7 million in 2013 and $24.0 million thereafter.
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
     Cooper’s authorized share capital is $7,600,000 consisting of 500,000,000 Class A common shares, par value of $.01 per share, 250,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares were outstanding at December 31, 2008, 2007 or 2006.
     At December 31, 2008, 166,908,287 Class A common shares, $.01 par value were issued and outstanding (excluding the 37,362,915 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 179,453,923 Class A common shares, $.01 par value (excluding the 27,195,002 Class A common shares held by wholly-owned subsidiaries) at December 31, 2007. During

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2008, Cooper issued 1,864,076 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2008, Cooper and its wholly-owned subsidiaries purchased 14,409,712 Class A common shares for $517.2 million under Cooper’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During 2008, 598,482 Class A common shares held by wholly-owned subsidiaries were issued in connection with employee incentive and benefit plans, leaving 37,362,915 Class A common shares held by wholly-owned subsidiaries at December 31, 2008.
     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. As of December 31, 2008, 3,029,435 shares remain available to be repurchased under the authorization by the Board of Directors. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares. Cooper may continue to repurchase shares under these authorizations from time to time during 2009. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
     At December 31, 2007, 179,453,923 Class A common shares, $.01 par value were issued and outstanding (excluding the 27,195,002 Class A common shares held by wholly-owned subsidiaries as discussed below) compared to 182,282,042 Class A common shares, $.01 par value (excluding the 25,876,802 Class A common shares held by wholly-owned subsidiaries) at December 31, 2006. During 2007, Cooper issued 4,055,234 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2007, Cooper’s wholly-owned subsidiaries purchased 6,883,353 Class A common shares for $343.9 million under Cooper’s share repurchase plan. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
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
     Under the terms of the Dividend Reinvestment Plan, any holder of common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in common stock without incurring any brokerage commissions or service charges. At December 31, 2008, Cooper had 22,325,667 shares reserved

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards, restricted stock awards and subscriptions under the Employee Stock Purchase Plan and other plans.
     The Board of Directors adopted a Shareholder Rights Plan that authorized the issuance of one right for each common share outstanding on May 22, 2002. Each Right entitled the holder to buy one one- hundredth of a share of Series A Participating preferred Stock at a purchase price of $225 per one one-hundredth of a share or, in certain circumstances common shares having a value of twice the purchase price. Each Right became exercisable only in certain circumstances constituting a potential change of control on a basis considered inadequate by the Board of Directors. The Rights were scheduled to expire August 5, 2007.
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
NOTE 10: STOCK-BASED COMPENSATION
     Effective January 1, 2006, Cooper adopted Statement of Financial Accounting Standards No. 123(R) using the modified prospective method. Recognition of compensation cost is based on the requirements of Statement 123(R) for all share-based payments granted after January 1, 2006. SFAS No. 123(R) requires recognizing stock-based compensation expense based on the fair value of the award at the grant date with expense recognized over the service period, which is usually the vesting period. Cooper uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, as well as the straight-line recognition method for awards subject to graded vesting. The fair value of restricted stock and performance-based awards granted are measured at the market price on the grant date. Cooper recognizes an estimate for forfeitures of awards of stock options, performance-based shares and restricted stock units. These estimates are adjusted as actual forfeitures differ from the estimate.
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. The Plan was updated in April 2008 to increase the number of authorized shares available under the Plan by 7 million, to extend the term of the Plan from November 7, 2010 to November 7, 2015 and for certain other matters. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million. As of December 31, 2008, 8,313,211 shares were available for future grants under the Plan. Of the total shares available for future grants, 3,150,268 are available for grants of performance-based shares and restricted stock units. Activity for each of these stock-incentive awards is discussed in more detail below. Total compensation expense for all share-based compensation arrangements under the Plan was $23.1 million, $39.0 million and $29.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
statement for all share-based compensation arrangements under the Plan was $7.8 million, $13.6 million and $10.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.
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

	2008	2007	2006
Expected volatility	23.75%	19.0%	18.0%
Expected dividends	2.26%	1.8%	1.8%
Expected term (in years)	4.5	4.5	4.5
Risk-free interest rate	2.6%	4.6%	4.6%
     A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in millions)
Outstanding at January 1, 2008	6,782,641	$34.80
Granted	1,973,850	$43.90
Exercised	(665,440)	$25.69
Forfeited or expired	(441,711)	$43.95

Outstanding at December 31, 2008	7,649,340	$37.41	4.1	$12.8

Vested or expected to vest at December 31, 2008	7,253,122	$37.03	3.6	$12.8

Exercisable at December 31, 2008	4,442,238	$32.20	3.1	$12.8

     The weighted-average grant date fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were $8.19, $9.50 and $8.03, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $12.7 million, $75.8 million and $81.5 million, respectively. Total stock options granted were 1,973,850 shares in 2008, 1,745,700 shares in 2007 and 1,647,200 shares in 2006.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     As of December 31, 2008, total unrecognized compensation expense related to nonvested stock options was $15.7 million. This expense is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was $13.1 million, $12.5 million and $12.6 million, respectively.
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
     The fair value of each performance-based share and restricted stock unit was calculated at the market price on the date of grant. If goal-level assumptions are not met, compensation expense is adjusted and previously recognized compensation expense is reversed. During 2006, 2007 and through the third quarter of 2008, performance goals were assumed to be achieved at the maximum level. In the fourth quarter of 2008, Cooper revised its assumption to lower the performance goals assumed to be achieved to below the maximum level for performance awards granted in 2007 and 2008. The revised achievement levels assumed for the 2007 and 2008 performance award grants considers the past performance and current expectations of future performance in the respective three year performance period. As a result of lowering the performance goals assumed to be achieved, Cooper adjusted previously recognized stock compensation expense by reducing expense in the fourth quarter of 2008 by $11.3 million. Upon distribution of performance-based shares, Cooper also pays the recipient cash equal to the aggregate amount of cash dividends that the recipient would have received had they been the owner of record from the date of grant. Dividends on restricted stock units are payable on the dividend payment date or on the date when restrictions lapse, depending upon the specific award. For performance-based share and restricted stock unit awards, upon a change in control in Cooper (as defined in the Plan), all restrictions on those awards will lapse and shares shall be issued as otherwise provided in the Plan.
     A summary of the status of Cooper’s nonvested performance-based shares as of December 31, 2008 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Performance-Based Shares	Shares	Fair Value
Nonvested at January 1, 2008	1,518,094	$41.06
Granted	598,160	$43.87
Vested	(472,734)	$34.88
Forfeited	(183,120)	$43.99

Nonvested at December 31, 2008	1,460,400	$43.84

     The weighted-average grant-date fair value of performance-based shares granted during the years ended December 31, 2008, 2007 and 2006 was $43.87, $46.01 and $41.55, respectively. The total intrinsic value of performance-based shares awarded during the years ended December 31, 2008, 2007 and 2006

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
was $17.5 million, $29.4 million and $27.2 million, respectively. Total performance-based shares vested in 2008 were 472,734 compared to 631,958 performance-based shares that vested in 2007.
     As of December 31, 2008, total unrecognized compensation expense related to nonvested performance-based shares was $4.9 million. This expense is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of performance-based shares vested during the year ended December 31, 2008 and 2007 was $16.5 million and $17.8 million, respectively.
     A summary of the status of Cooper’s nonvested restricted stock units as of December 31, 2008, and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2008	488,250	$43.07
Granted	146,650	$41.74
Vested	(57,050)	$40.44
Forfeited	(71,750)	$43.95

Nonvested at December 31, 2008	506,100	$42.86

     The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2008, 2007 and 2006 was $41.74, $46.78 and $43.67, respectively. Total restricted stock units granted were 146,650 in 2008, 282,900 in 2007 and 104,000 in 2006. The total intrinsic value of restricted stock units awarded during the years ended December 31, 2008, 2007 and 2006 was $4.3 million, $15.0 million and $4.7 million, respectively.
     As of December 31, 2008, total unrecognized compensation expense related to nonvested restricted stock unit compensation arrangements was $12.9 million. This expense is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of restricted stock units vested during the years ended December 31, 2008, 2007 and 2006 was $2.3 million, $1.9 million and $7.0 million, respectively.
     Cash received from stock option exercises during the years ended December 31, 2008, 2007 and 2006 was $17.1 million, $68.3 million and $89.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $12.8 million, $36.4 million and $31.7 million, respectively, during the years ended December 31, 2008, 2007 and 2006. Cash used to settle equity instruments granted under all share-based payment arrangements during the years ended December 31, 2008, 2007 and 2006 was immaterial in all periods.
     Cooper has a practice of repurchasing shares on the open market to satisfy shares issued for option exercises and share awards and expects to repurchase approximately one million shares during 2009, based on estimates of option exercises and share awards vesting for the year.
     The impact of adopting Statement 123(R) on January 1, 2006, on Cooper’s income from continuing operations before income taxes, net income and basic and diluted earnings per share during the year ended December 31, 2006 was immaterial.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11: ACCUMULATED OTHER NONOWNER CHANGES IN EQUITY

	Pension and	Minimum		Cumulative
	Postretirement	Pension	Derivative	Translation
	Benefit Plans	Liability	Instruments	Adjustment	Total
	(in millions)
Balance December 31, 2005	$—	$(78.7)	$6.3	$(103.9)	$(176.3)
Current year activity	(86.9)	78.7	2.3	53.8	47.9

Balance December 31, 2006	(86.9)	—	8.6	(50.1)	(128.4)
Current year activity	9.7	—	17.7	20.3	47.7

Balance December 31, 2007	(77.2)	—	26.3	(29.8)	(80.7)
Current year activity	(88.6)	—	(24.4)	(136.0)	(249.0)

Balance December 31, 2008	$(165.8)	$—	$1.9	$(165.8)	$(329.7)

	2008			2007			2006
	Before	Tax		Before	Tax		Before	Tax
	Tax	(Expense)	Net	Tax	(Expense)	Net	Tax	(Expense)	Net
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(in millions)
Pension and postretirement benefit plans	$(143.9)	$55.3	$(88.6)	$14.9	$(5.2)	$9.7	$(142.0)	$55.1	$(86.9)

Minimum pension liability adjustment	—	—	—	—	—	—	130.8	(52.1)	78.7

Change in fair value of derivatives	(33.2)	13.3	(19.9)	29.9	(12.0)	17.9	15.3	(6.1)	9.2
Reclassification to earnings	(7.5)	3.0	(4.5)	(0.4)	0.2	(0.2)	(11.4)	4.5	(6.9)

	(40.7)	16.3	(24.4)	29.5	(11.8)	17.7	3.9	(1.6)	2.3

Translation adjustment	(209.2)	73.2	(136.0)	31.3	(11.0)	20.3	82.8	(29.0)	53.8

Other nonowner changes in equity	$(393.8)	$144.8	$(249.0)	$75.7	$(28.0)	$47.7	$75.5	$(27.6)	$47.9

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12: INCOME TAXES

	Year Ended December 31,
	2008	2007	2006
	($ in millions)
Components of income from continuing operations before income taxes:
U.S. operations	$325.3	$317.3	$234.0
Non-U.S. operations	481.9	508.9	413.7

Income from continuing operations before income taxes	$807.2	$826.2	$647.7

Components of income tax expense:
Current:
U.S. Federal	$75.6	$17.3	$67.6
U.S. state and local	11.7	10.1	11.6
Non-U.S	78.3	94.1	68.8

	165.6	121.5	148.0

Deferred:
U.S. Federal	11.8	10.7	21.1
U.S. state and local	4.9	8.7	2.0
Non-U.S	9.3	(7.0)	(7.7)

	26.0	12.4	15.4

Income tax expense	$191.6	$133.9	$163.4

Total income taxes paid	$190.3	$158.4	$175.0

Effective tax rate reconciliation:
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	1.8	2.0	1.8
Non-U.S. operations	(10.0)	(8.3)	(10.6)
Extraterritorial income exclusion	—	(1.9)	(0.3)
Tax credits	(0.4)	(0.4)	(0.5)
Audit settlements	(0.3)	(6.8)	—
Statute expirations	(1.7)	(2.0)	—
Other	(0.7)	(1.4)	(0.2)

Effective tax rate attributable to continuing operations	23.7%	16.2%	25.2%

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2008	2007
	(in millions)
Components of deferred tax assets and liabilities:
Deferred tax assets:
Postretirement and other employee welfare benefits	$30.6	$45.2
Inventories	0.9	—
Accrued liabilities	418.9	340.5
Pension plans	43.5	19.1
Net operating loss carryforward	13.7	20.8
Other	70.3	—

Gross deferred tax assets	577.9	425.6
Valuation allowance	(36.3)	(7.7)

Total deferred tax assets	541.6	417.9

Deferred tax liabilities:
Property, plant and equipment and intangibles	(281.8)	(269.1)
Inventories	—	(3.7)
Pension plans	—	(12.2)
Other	(74.6)	(25.7)

Total deferred tax liabilities	(356.4)	(310.7)

Net deferred tax asset	$185.2	$107.2

	December 31,
	2008	2007
	(in millions)
Deferred tax assets and liabilities recognized in the balance sheet consist of:
Current deferred tax assets	$104.9	$193.2
Noncurrent deferred tax assets	80.3	—
Long-term deferred tax liabilities	—	(86.0)

	$185.2	$107.2

     Generally, Cooper provides United States income tax that would be imposed on the repatriation of the earnings of its non-U.S. operations. However, as of December 31, 2008 and 2007, United States income taxes have not been provided on approximately $112 million and $99 million, respectively, of undistributed non-U.S. earnings that are expected to be permanently reinvested outside the United States.
     The effective tax rate was 23.7% for the year ended December 31, 2008 and 16.2% for the year ended December 31, 2007. Cooper reduced income tax expense by $23.2 million during the year ended December 31, 2008 for discrete tax items primarily related to statute expirations, state tax settlements and foreign taxes. The 2007 effective tax rate was lower due to an $83.8 million reduction of income tax expense as discussed below and the benefit related to the income from the Belden agreement being taxed in a foreign jurisdiction at a significantly lower rate than the U.S. statutory rate. Excluding the discrete tax items and the

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
income from the Belden agreement, Cooper’s effective tax rate for the year ended December 31, 2008 and 2007 was 26.6% and 27.3%, respectively.
     In June 2008, the German Tax Authorities issued a proposed audit finding related to a 2004 reorganization that was treated as a non-taxable event. Cooper believes that the reorganization was properly reflected on its German income tax returns in accordance with applicable tax laws and regulations in effect during the period involved. Cooper is preparing a response related to the proposed audit finding and will challenge the proposed finding vigorously. While the outcome of the proceedings with the German Tax Authorities cannot be predicted with certainty, management believes that it is more likely than not that its tax position related to the 2004 reorganization will prevail. If the proposed audit finding is upheld, it would require Cooper to pay German tax of approximately €58 million, which would be available for credit in the United States, plus accrued interest.
     During the second quarter of 2008, the IRS completed their examination of Cooper’s 2005 and 2006 Federal income tax returns, which had no material impact on Cooper’s financial statements. During the fourth quarter of 2008, Cooper increased state deferred tax assets to reflect certain changes in the effective state tax rates with a corresponding increase to the state tax valuation allowance.
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
     The 2007 fourth quarter included a $20.3 million reduction of income taxes expense due to expiration of the statute of limitations regarding certain potential tax exposure matters, changes to the state and international valuation allowances and tax benefits related to certain international reorganizations.
     The Internal Revenue Service is examining Cooper’s 2007 Federal income tax return and Cooper is under examination by various United States State and Local taxing authorities, as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2007, and with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 1999. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Cooper has unrecognized gross tax benefits of $34.5 million and $57.3 million at December 31, 2008 and 2007, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(in millions)
Balance at January 1	$57.3	$113.7
Additions for tax positions of the current year	1.1	9.7
Reduction in tax positions for prior years	(6.7)	—
Reduction in tax positions for statute expirations	(15.1)	(20.7)
Reduction in tax positions for audit settlements	(2.1)	(45.4)

Balance at December 31	$34.5	$57.3

     Approximately $25.9 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $1.0 to $5.0 million could be recognized during the next 12 months as audits close and statutes expire.
     Cooper recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008 and 2007, Cooper recognized a net reduction of $0.9 million and $5.8 million in interest and penalties, respectively. Cooper had $10.6 million and $11.5 million in interest and penalties accrued at December 31, 2008 and 2007, respectively.
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
     During June 2006, Cooper announced that, effective January 1, 2007, future benefit accruals would cease under the Cooper U. S. Salaried Pension Plan. Benefits earned through December 31, 2006 would remain in each participant’s Salaried Pension Plan account. The account balance will continue to earn interest credits until a participant is eligible for and elects to receive the plan benefit. Cooper recognized a curtailment loss of $4.2 million in the second quarter of 2006 as a result of this action. Beginning in 2007, Cooper makes a cash contribution equal to 3% of compensation to the Cooper Retirement Savings and Stock-Ownership Plan (“CO-SAV”). Cooper further increased the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match up to 6% of employee contributions. Cooper recognized a curtailment loss in the third quarter of 2008 as a result of ceasing future benefit accruals for two defined benefit plans in the U.K.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Cooper also announced the elimination of postretirement life insurance for active employees, effective January 1, 2007. As a result, Cooper recognized a curtailment gain of $3.2 million in the second quarter of 2006.

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Change in benefit obligation:
Benefit obligation at January 1	$738.8	$768.2	$93.1	$94.8
Service cost	4.3	4.0	—	0.1
Interest cost	43.9	41.4	5.2	5.2
Benefit payments	(51.5)	(54.0)	(8.4)	(8.2)
Actuarial (gain) loss	(47.2)	(29.6)	(7.8)	1.2
Exchange rate changes	(35.5)	11.0	—	—
Settlements	(3.7)	(5.0)	—	—
Curtailment	(4.1)	—	—	—
Amendments	—	0.5	—	—
Acquisitions	49.7	—	—	—
Other	1.4	2.3	—	—

Benefit obligation at December 31	696.1	738.8	82.1	93.1

Change in plan assets:
Fair value of plan assets at January 1	651.6	666.7	—	—
Actual return on plan assets	(162.2)	32.2	—	—
Employer contributions	64.8	6.4	8.4	8.2
Benefit payments	(51.5)	(54.0)	(8.4)	(8.2)
Exchange rate changes	(31.3)	1.4	—	—
Settlements	—	(1.7)	—	—
Acquisitions	38.0	—	—	—
Other	1.2	0.6	—	—

Fair value of plan assets at December 31	510.6	651.6	—	—

Net amount recognized (funded status)	$(185.5)	$(87.2)	$(82.1)	$(93.1)

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Assets and liabilities recognized in the balance sheet consist of:
Noncurrent assets	$7.0	$33.6	$—	$—
Accrued liabilities	(7.4)	(7.6)	(10.9)	(11.6)
Long-term liabilities	(185.1)	(113.2)	(71.2)	(81.5)

	$(185.5)	$(87.2)	$(82.1)	$(93.1)

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(in millions)
Amounts recognized in accumulated other nonowner changes in equity consist of:
Net actuarial (gain) loss	$342.7	$196.0	$(40.6)	$(35.3)
Prior service cost	(17.8)	(16.3)	(13.5)	(15.5)

	$324.9	$179.7	$(54.1)	$(50.8)

     The funded status of defined benefit pension plans segregated between plans with plan assets (“Funded Plans”) and without plan assets (“Unfunded Plans”) consist of:

	December 31, 2008		December 31, 2007
	Funded	Unfunded	Funded	Unfunded
	Plans	Plans	Plans	Plans
	(in millions)
Accumulated benefit obligation	$579.3	$108.7	$613.8	$114.3

Projected benefit obligation	$583.7	$112.4	$618.4	$120.4
Fair value of plan assets	510.6	—	651.6	—

Net amount recognized (funded status)	$(73.1)	$(112.4)	$33.2	$(120.4)

% Funded	87.5%	—	105.4%	—
     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $649.7 million, $641.5 million and $457.1 million, respectively as of December 31, 2008 and $131.3 million, $125.3 million and $10.6 million, respectively at December 31, 2007.

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(in millions)
Components of net periodic benefit cost:
Service cost	$4.3	$4.0	$16.7	$—	$0.1	$0.1
Interest cost	43.9	41.4	41.4	5.2	5.2	5.6
Expected return on plan assets	(51.6)	(51.1)	(49.1)	—	—	—
Amortization of prior service cost	(2.5)	(2.1)	0.5	(2.0)	(2.0)	(2.0)
Recognized actuarial (gain) loss	9.7	10.9	13.2	(2.5)	(2.6)	(2.9)
Settlement loss	0.1	0.7	4.1	—	—	—
Curtailment (gain) loss	3.7	0.1	4.2	—	—	(3.2)

Net periodic benefit cost	$7.6	$3.9	$31.0	$0.7	$0.7	$(2.4)

     Net periodic benefit cost in 2009 is expected to be $26.1 million for pension benefits and $(0.4) million for other postretirement benefits. The estimated net loss and prior service cost credit for the defined benefit pension plans that will be amortized from accumulated other nonowner changes in equity into net periodic benefit cost over the next fiscal year are $22.6 million and $(2.6) million, respectively. The

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
estimated net gain and prior service credit for the other postretirement plans that will be amortized from accumulated other nonowner changes in equity into net periodic benefit cost over the next fiscal year are $(3.2) million and $(2.0) million, respectively.

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.00% - 6.25%	5.40% - 6.00%	6.25%	6.00%
Rate of compensation increase	2.75% - 3.50%	2.75% - 3.50%	—	—

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Weighted average assumptions used to determine net costs for the years ended December 31:
Discount rate	5.40% - 6.00%	4.50% - 5.75%	6.00%	5.75%
Expected return on plan assets	6.00% - 8.25%	6.00% - 8.25%	—	—
Rate of compensation increase	2.75% - 3.50%	2.75% - 3.50%	—	—

	2008	2007
Assumed healthcare cost trend rates:
Healthcare cost trend rate assumed for next year	9.00%	8.00%
Rate to which trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend rate	2012	2010

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(in millions)
A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
Effect on total of service and interest cost components	$0.3	$(0.3)
Effect on the postretirement benefit obligation	$4.0	$(3.6)
Defined benefit pension plan assets consist of:

	Percentage of Plan Assets at
	December 31,
Asset Category	2008	2007
Equity Securities	60%	60%
Debt Securities	40%	40%

	100%	100%

     Cooper’s policy is to invest its pension assets in equity and fixed income investments with a target allocation of 60% and 40%, respectively. The plan investments are managed by outside investment advisors and include equity futures, other equity derivatives, fixed income futures and short to intermediate duration fixed income securities. The allocation of plan assets is determined based on plan liabilities and funded status.

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
     Estimated future benefit payments by Cooper’s defined benefit pension plans for the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $53.5 million in 2009, $52.1 million in 2010, $51.2 million in 2011, $53.3 million in 2012, $53.5 million in 2013 and $269.7 million for 2014 through 2018.
     During 2009, Cooper expects to pay in cash approximately $7.4 million for payment of unfunded pension plan benefits and make approximately $2.5 million in employer contributions to certain international funded defined benefit pension plans. Cooper does not expect to have any minimum regulatory funding requirement for its domestic funded defined benefit pension plans in 2009. Other postretirement benefit plans are not subject to any minimum regulatory funding requirements. Cooper funds these benefits payments as incurred. Cooper participates in two multiple-employer benefit plans. Obligations under these plans are insignificant.
     During 2008, 2007 and 2006, expense with respect to defined contribution plans (primarily related to various groups of hourly employees) totaled $10.6 million, $13.1 million and $18.3 million, respectively. See Note 14 of the Notes to the Consolidated Financial Statements regarding CO-SAV contributions.
NOTE 14: RETIREMENT SAVINGS AND STOCK OWNERSHIP PLAN
     All full-time domestic employees, except for certain bargaining unit employees, are eligible to participate in the Cooper Retirement Savings and Stock Ownership Plan (“CO-SAV”). Under the terms of the CO-SAV plan, employee savings deferrals are partially matched with Cooper common stock. Compensation expense from the common stock matches for the CO-SAV plan was $29.8 million, $27.6 million and $20.1 million in 2008, 2007 and 2006, respectively.
     Cooper also recognized defined contribution expense as the result of cash contributions to the CO-SAV plan of $16.4 million and $16.7 million in 2008 and 2007, respectively. Effective January 1, 2007, Cooper announced the cessation of future benefit accruals under the Cooper U.S. Salaried Pension Plan. Beginning in 2007, Cooper made a cash contribution to the CO-SAV plan of 3% of annual compensation for those employees previously covered under the U.S. Salaried Pension Plan. Cooper further increased the company-matching contribution under the CO-SAV plan to a dollar-for-dollar match up to 6% of employee contributions.
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
     The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, support systems, enclosures, specialty connectors, wiring devices, plugs, receptacles, lighting fixtures and controls, hazardous duty electrical equipment, intrinsically safe explosion proof instrumentation, fuses, emergency lighting, fire detection and mass notification systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, energy automation solutions and other related power systems components.
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
     Financial information by industry segment was as follows:

	Revenues			Operating Earnings			Total Assets
	Year Ended December 31,			Year Ended December 31,			December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in millions)
Electrical Products	$5,755.7	$5,108.4	$4,426.0	$930.3	$848.2	$703.2	$4,626.8	$4,492.6	$3,960.8
Tools	765.6	794.7	758.6	81.1	94.0	85.6	619.0	689.5	686.6

Total management reporting	$6,521.3	$5,903.1	$5,184.6	1,011.4	942.2	788.8	5,245.8	5,182.1	4,647.4

Restructuring and asset impairment charges				(52.4)	—	—
General Corporate expense				(81.4)	(98.1)	(94.7)
Income from Belden agreement				—	33.1	5.1

Operating earnings				877.6	877.2	699.2
Interest expense, net				(70.4)	(51.0)	(51.5)

Consolidated income from continuing operations before income taxes				$807.2	$826.2	$647.7

Corporate assets							919.1	951.4	727.4

Consolidated assets							$6,164.9	$6,133.5	$5,374.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Electrical			Consolidated
	Products	Tools	Corporate	Total
	(in millions)
2008
Depreciation and amortization	$121.0	$20.0	$2.1	$143.1
Capital expenditures	108.0	10.6	18.4	137.0

2007
Depreciation and amortization	$97.4	$20.2	$0.6	$118.2
Capital expenditures	78.1	10.0	27.4	115.5
Investment in unconsolidated affiliates	19.5	—	—	19.5

2006
Depreciation and amortization	$90.4	$20.0	$1.3	$111.7
Capital expenditures	60.8	9.1	15.4	85.3
Investment in unconsolidated affiliates	21.3	—	—	21.3
Geographic Information
     Revenues and long-lived assets by country are summarized below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Revenues are generally denominated in the currency of the location of the assets producing the revenues.

	Revenues			Long-Lived Assets
	2008	2007	2006	2008	2007	2006
	(in millions)
United States	$4,480.6	$4,212.7	$3,781.1	$472.2	$509.3	$490.0
Germany	322.8	296.1	253.5	40.6	42.8	38.7
United Kingdom	403.8	368.4	305.3	80.1	48.6	41.1
Canada	284.0	241.2	226.3	5.1	4.3	0.7
Mexico	206.5	187.5	172.4	62.6	82.3	83.2
China	173.4	88.9	42.2	60.5	47.3	33.8
Other countries	650.2	508.3	403.8	48.5	53.6	46.4

	$6,521.3	$5,903.1	$5,184.6	$769.6	$788.2	$733.9

     International revenues by destination, based on the location products were delivered, were as follows by segment:

	International Revenues
	2008	2007	2006
	(in millions)
Electrical Products	$2,039.5	$1,646.1	$1,312.5
Tools	401.9	377.4	343.0

	$2,441.4	$2,023.5	$1,655.5

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 16: DISCONTINUED OPERATIONS RECEIVABLE AND LIABILITY
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2008, a total of 146,175 Abex Claims were filed, of which 122,487 claims have been resolved leaving 23,688 Abex Claims pending at December 31, 2008. During the year ended December 31, 2008, 2,641 claims were filed and 8,403 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,072 before insurance. A total of $147.7 million was spent on defense costs for the period August 28, 1998 through December 31, 2008. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
2008
     During the first quarter of 2008, the Bankruptcy Court concluded hearings on Plan A. On September 30, 2008, the Bankruptcy Court issued its ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received the $138 million payment, plus interest of $3 million, in October 2008 from the Federal-Mogul Bankruptcy estate and will continue to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. Additionally, under Plan B, Cooper has access to Abex insurance policies.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity is presented in the following table assuming resolution through participation in the Federal-Mogul 524(g) trust up until September 30, 2008 when the accounting was adjusted to reflect the Plan B Settlement.

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
	2008	2007	2006
	(in millions)	(in millions)
Accrual at beginning of period (under Plan A)	$509.1	$529.6	$526.3
Indemnity and defense payments	(16.9)	(52.9)	(36.8)
Insurance recoveries	25.4	39.3	12.7
Discontinued operations charge	—	—	31.7
Other	(1.6)	(6.9)	(4.3)

Accrual at end of period (under Plan A) *	$516.0	$509.1	$529.6

*	The $516.0 million liability reflects the estimated liability under Plan A immediately prior to adjusting the accounting on September 30, 2008 to reflect the Plan B Settlement.
     As a result of the September 30, 2008 Bankruptcy Court ruling discussed above, Cooper adjusted its accounting in the third quarter of 2008 to reflect the separate assets and liabilities related to the on-going activities to resolve the potential asbestos related claims through the tort system. Cooper recorded income from discontinued operations of $16.6 million, net of a $9.4 million income tax expense, in the third quarter of 2008 to reflect the Plan B Settlement.
The following table presents the separate assets and liabilities under the Plan B settlement and the cash activity subsequent to the September 30, 2008 Plan B Settlement date.

	December 31, 2008	September 30, 2008
	(in millions)
Asbestos liability analysis:
Total liability for unpaid, pending and future indemnity and defense costs at end of period	$815.1	$823.3

Asbestos receivable analysis
Receivable from Federal-Mogul Bankruptcy estate (received in Oct. 2008)	$—	$141.0
Insurance receivable for previously paid claims and insurance settlements	74.6	72.7
Insurance-in-place agreements available for pending and future claims	117.7	119.6

Total estimated asbestos receivable at end of period	$192.3	$333.3

Three Months Ended
December 31, 2008
(in millions)
Cash Flow:
Indemnity and defense payments	$(7.9)
Payment from Federal-Mogul Bankrupty Estate	141.0
Other	(0.3)

Net cash flow	$132.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Asbestos Liability Estimate
     As of December 31, 2008, Cooper estimates that the liability for pending and future indemnity and defense costs for the next 45 years will be $815.1 million. The amount included for unpaid indemnity and defense costs is not significant at December 31, 2008. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable.
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
     Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believed were reasonably possible that indicate a broader range of potential estimates from $735 to $950 million (undiscounted).
Asbestos Receivable Estimate
     As of December 31, 2008, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $750 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of December 31, 2008, Cooper’s receivable for recoveries of costs from insurers amounted to $192.3 million, of which $74.6 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $192.3 million receivable from insurance companies at December 31, 2008 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
     Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
Critical Accounting Assumptions
     The amounts recorded by Cooper for its asbestos liability and related insurance receivables rely on assumptions that are based on currently known facts and strategy. Cooper’s actual asbestos costs or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the estimation process vary significantly from actual results over time. Key variables in these assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, the number of years these assumptions are projected into the future, and the resolution of on-going negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Assumptions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
legislation. Cooper will review these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos liability and related insurance receivables.
     From a cash flow perspective, Cooper management believes that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will not be material to Cooper’s operating cash flow.

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
     Cooper enters into currency forward exchange contracts and commodity swaps to reduce the risks of adverse changes in currency exchange rates and commodity prices. Cooper entered into cross-currency swaps in 2005 to reduce the currency risk associated with an intercompany financing transaction. Cooper does not enter into speculative derivative transactions.
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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. The net gain or loss on contracts designated as fair value hedges was not material during 2008, 2007 or 2006. Currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. The net gain or loss on contracts designated as cash flow hedges was not material during 2008, 2007 or 2006. Cooper also enters into certain currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to short-term intercompany financing transactions.
     Cooper enters into commodity swaps to reduce the volatility of price fluctuations on a portion of up to eighteen months of certain forecasted material purchases. These instruments are designated as cash flow hedges. The net gain or loss on commodity swaps was not material in 2008, 2007 or 2006.
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
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques described in SFAS No. 157. Valuation techniques utilized for each individual asset and liability category are referenced in the tables below. The valuation techniques are as follows:
(a)	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models);

(c)	Cost approach – Amount that would be required to replace the service capacity of an asset (replacement cost).

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Assets and liabilities measured at fair value as of December 31, 2008 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs
(in millions)	(Level 2)	(Level 2)	Valuation Technique

Short-term investments	$21.9	$—	(a	)
Short-term currency forward exchange contracts	40.0	(8.4)	(a	)
Long-term currency forward exchange contracts	91.3	(40.0)	(a	)
Short-term commodity swaps	—	(33.5)	(a	)
Long-term cross-currency swaps	—	(29.1)	(a	)

     There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in 2008.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. At December 31, 2008, Cooper estimates that approximately $36 million of net losses on derivative instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2008, 2007 and 2006 was not material.
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at December 31, 2008 and 2007.

	December 31,
	2008	2007
	(in millions)
U.S. Dollar	$502.4	$552.6
Euro	214.6	154.7
British Pound Sterling	151.3	25.0
Mexican Peso	40.9	39.1
Other	43.8	14.3

	$953.0	$785.7

     The contractual amounts of Cooper’s commodity swap contracts at December 31, 2008 and 2007 were approximately $68 million and $57 million, respectively.
Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $107.9 million and $99.5 million at December 31, 2008 and 2007, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 5.5% of accounts receivable at December 31, 2008.
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, investments, restricted cash, trade receivables, insurance receivables related to discontinued operations, trade payables and debt instruments. The book values of cash and cash equivalents, investments, restricted cash, trade receivables, insurance receivables related to discontinued operations and trade payables are considered to be representative of their respective fair values. Cooper had approximately $1.23 billion and $1.27 billion of debt instruments at December 31, 2008 and 2007, respectively. The book value of these instruments was approximately equal to fair value (as represented primarily by quoted market prices) at December 31, 2008 and 2007.
NOTE 18: NET INCOME PER COMMON SHARE

	Basic			Diluted
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
		($ in millions, shares in thousands)
Income from continuing operations	$615.6	$692.3	$484.3	$615.6	$692.3	$484.3
Income (charge) from discontinued operations	16.6	—	(20.3)	16.6	—	(20.3)

Net income applicable to common stock	$632.2	$692.3	$464.0	$632.2	$692.3	$464.0

Weighted average common shares outstanding	173,655	182,290	183,546	173,655	182,290	183,546

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards				1,940	3,238	4,038

Weighted average common shares and common share equivalents				175,595	185,528	187,584

     Options and employee awards are not considered in the calculations if the effect would be antidilutive. Out of the money options and employee awards of 3.9 million shares were excluded in 2008. Antidilutive options and employee awards were insignificant in 2007 and 2006.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 19: UNAUDITED QUARTERLY OPERATING RESULTS

	2008 (by quarter)
	1	2	3	4
		(in millions, except per share data)
Revenues	$1,546.1	$1,724.3	$1,727.7	$1,523.2
Cost of sales	1,022.2	1,155.9	1,170.0	1,048.6
Selling and administrative expenses	301.5	314.4	307.8	270.9
Restructuring and asset impairment charges	—	7.6	—	44.8

Operating earnings	222.4	246.4	249.9	158.9
Interest expense, net	14.9	18.3	17.3	19.9

Income from continuing operations before income taxes	207.5	228.1	232.6	139.0
Income taxes	54.1	66.2	43.4	27.9

Income from continuing operations	153.4	161.9	189.2	111.1
Charge related to discontinued operations	—	—	16.6	—

Net income	$153.4	$161.9	$205.8	$111.1

Income per Common share
Basic:
Income from continuing operations	$.87	$.93	$1.09	$.66
Income from discontinued operations	—	—	.10	—

Net income	$.87	$.93	$1.19	$.66

Diluted:
Income from continuing operations	$.86	$.92	$1.08	$.65
Income from discontinued operations	—	—	.09	—

Net income	$.86	$.92	$1.17	$.65

	2007 (by quarter)
	1	2	3	4
		(in millions, except per share data)
Revenues	$1,394.0	$1,463.7	$1,501.3	$1,544.1
Cost of sales	944.9	984.6	1,008.1	1,032.4
Selling and administrative expenses	255.4	269.1	276.7	287.8

Operating earnings	193.7	210.0	216.5	223.9
Income from Belden agreement	—	3.3	23.5	6.3
Interest expense, net	12.9	12.9	12.3	12.9

Income from continuing operations before income taxes	180.8	200.4	227.7	217.3
Income taxes	48.9	(8.8)	55.8	38.0

Net income	$131.9	$209.2	$171.9	$179.3

Income per Common share

Basic	$.72	$1.14	$.94	$1.00
Diluted	$.71	$1.12	$.93	$.98

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
Consolidating Income Statements
Year Ended December 31, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$3,884.0	$3,017.5	$(380.2)	$6,521.3
Cost of sales	(0.1)	(0.3)	5.5	2,735.8	2,036.0	(380.2)	4,396.7
Selling and administrative expenses	11.6	13.2	69.5	571.2	542.4	(13.3)	1,194.6
Restructuring and asset impairment charges	—	—	—	9.3	43.1	—	52.4
Interest expense, net	(0.1)	18.2	54.4	—	(2.1)	—	70.4
Equity in earnings of subsidiaries, net of tax	809.5	28.6	410.7	92.6	458.7	(1,800.1)	—
Intercompany income (expense)	(40.0)	(42.5)	126.3	(171.7)	267.1	(139.2)	—

Income (loss) from continuing operations before income taxes	758.1	(45.0)	407.6	488.6	1,123.9	(1,926.0)	807.2
Income tax expense (benefit)	—	(27.9)	(51.2)	158.1	112.6	—	191.6

Income (loss) from continuing operations	758.1	(17.1)	458.8	330.5	1,011.3	(1,926.0)	615.6
Income from discontinued operations, net of tax	—	16.6	—	—	—	—	16.6

Net income (loss)	$758.1	$(0.5)	$458.8	$330.5	$1,011.3	$(1,926.0)	$632.2

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Income Statements
Year Ended December 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$3,758.4	$2,417.9	$(273.2)	$5,903.1
Cost of sales	—	0.2	(0.4)	2,607.0	1,636.4	(273.2)	3,970.0
Selling and administrative expenses	9.2	18.0	270.2	556.2	434.4	(199.0)	1,089.0
Income from Belden agreement	—	—	—	—	33.1	—	33.1
Interest expense, net	(1.3)	33.6	25.2	—	(6.5)	—	51.0
Equity in earnings of subsidiaries, net of tax	649.3	40.4	486.3	76.9	330.0	(1,582.9)	—
Intercompany income (expense)	(33.3)	(27.3)	—	(168.8)	344.1	(114.7)	—

Income (loss) from continuing operations before income taxes	608.0	(38.7)	191.4	503.3	1,060.8	(1,498.6)	826.2
Income tax expense (benefit)	—	(30.2)	(138.6)	147.9	154.8	—	133.9

Net income (loss)	$608.0	$(8.5)	$330.0	$355.4	$906.0	$(1,498.6)	$692.3

Consolidating Income Statements
Year Ended December 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$3,367.1	$2,055.2	$(237.7)	$5,184.6
Cost of sales	(5.1)	(1.0)	0.6	2,358.1	1,406.6	(237.7)	3,521.5
Selling and administrative expenses	9.6	19.7	64.9	509.1	365.7	—	969.0
Income from Belden agreement	—	—	—	—	5.1	—	5.1
Interest expense, net	(0.8)	45.0	12.2	—	(4.9)	—	51.5
Equity in earnings of subsidiaries, net of tax	584.5	(105.3)	337.9	96.4	338.5	(1,252.0)	—
Intercompany income (expense)	(18.2)	133.8	22.4	(369.7)	330.4	(98.7)	—

Income (loss) from continuing operations before income taxes	562.6	(35.2)	282.6	226.6	961.8	(1,350.7)	647.7
Income tax expense (benefit)	—	(29.9)	(56.0)	48.4	200.9	—	163.4

Income (loss) from continuing operations	562.6	(5.3)	338.6	178.2	760.9	(1,350.7)	484.3
Charge related to discontinued operations, net of tax	—	20.3	—	—	—	—	20.3

Net income (loss)	$562.6	$(25.6)	$338.6	$178.2	$760.9	$(1,350.7)	$464.0

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Balance Sheets
December 31, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$—	$—	$81.6	$1.3	$175.9	$—	$258.8
Investments	—	—	21.9	—	—	—	21.9
Receivables	—	—	0.5	521.8	489.1	—	1,011.4
Inventories	—	—	—	336.2	305.6	—	641.8
Current discontinued operations receivable	—	17.5	—	—	—	—	17.5
Deferred income taxes and other current assets	10.8	24.8	79.6	33.1	98.2	—	246.5

Total current assets	10.8	42.3	183.6	892.4	1,068.8	—	2,197.9

Property, plant and equipment, less accumulated depreciation	—	—	61.2	324.3	342.7	—	728.2
Goodwill	—	—	—	1,266.4	1,300.9	—	2,567.3
Investment in subsidiaries	2,541.5	587.4	4,438.5	1,116.9	2,734.1	(11,418.4)	—
Investment in parent	—	—	3,532.7	—	312.7	(3,845.4)	—
Intercompany accounts receivable	—	903.8	—	1,546.2	1,564.2	(4,014.2)	—
Intercompany notes receivable	3,345.0	24.0	1,361.7	0.2	4,028.5	(8,759.4)	—
Long-term discontinued operations receivable	—	174.8	—	—	—	—	174.8
Deferred income taxes and other noncurrent assets	—	248.2	(9.0)	(116.5)	374.0	—	496.7

Total assets	$5,897.3	$1,980.5	$9,568.7	$5,029.9	$11,725.9	$(28,037.4)	$6,164.9

Short-term debt	$—	$—	$—	$—	$25.6	$—	$25.6
Accounts payable	42.5	3.1	18.9	207.8	220.2	—	492.5
Accrued liabilities	6.5	33.0	106.7	255.3	217.2	—	618.7
Current discontinued operations liability	—	50.4	—	—	—	—	50.4
Current maturities of long-term debt	—	275.0	—	—	—	—	275.0

Total current liabilities	49.0	361.5	125.6	463.1	463.0	—	1,462.2

Long-term debt	—	2.2	922.1	8.0	0.2	—	932.5
Intercompany accounts payable	10.6	—	4,003.6	—	—	(4,014.2)	—
Intercompany notes payable	1,155.7	851.6	1,217.1	1,742.0	3,793.0	(8,759.4)	—
Long-term discontinued operations liability	—	764.7	—	—	—	—	764.7
Other long-term Liabilities	—	49.8	62.0	70.0	216.3	—	398.1

Total liabilities	1,215.3	2,029.8	6,330.4	2,283.1	4,472.5	(12,773.6)	3,557.5

Class A common stock	2.0	—	—	—	—	(0.3)	1.7
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary preferred stock	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	—	—	—	348.6	(348.6)	—
Capital in excess of par value	3,365.0	—	753.9	1,455.0	2,561.0	(8,134.9)	—
Retained earnings	1,511.3	94.4	2,778.8	1,342.3	4,381.8	(7,173.2)	2,935.4
Accumulated other non- owner changes in equity	(197.4)	(143.7)	(294.4)	(50.5)	(363.5)	719.8	(329.7)

Total shareholders’ equity	4,682.0	(49.3)	3,238.3	2,746.8	7,253.4	(15,263.8)	2,607.4

Total liabilities and shareholders’ equity	$5,897.3	$1,980.5	$9,568.7	$5,029.9	$11,725.9	$(28,037.4)	$6,164.9

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

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(58.3)	$53.0	$(78.2)	$307.3	$672.6	$—	$896.4

Cash flows from investing activities:
Short-term investments	—	—	65.7	—	—	—	65.7
Cash restricted for business acquisition	—	—	—	—	290.1	—	290.1
Capital expenditures	—	—	(18.1)	(52.4)	(66.5)	—	(137.0)
Cash paid for acquired businesses	—	—	—	(5.2)	(291.8)	—	(297.0)
Investments in affiliates	(0.1)	—	(23.1)	(7.5)	—	30.7	—
Loans to affiliates	(189.8)	—	(718.0)	—	(1,315.2)	2,223.0	—
Repayments of loans from affiliates	346.8	1.8	490.2	0.1	1,042.8	(1,881.7)	—
Dividends from affiliates	—	—	129.8	—	10.6	(140.4)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.4	1.4	—	1.8

Net cash provided by (used in) investing activities	156.9	1.8	(73.5)	(64.6)	(328.6)	231.6	(76.4)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	297.6	—	—	—	297.6
Debt issuance costs	—	—	(0.6)	—	—	—	(0.6)
Proceeds from debt derivatives	—	—	0.5	—	—	—	0.5
Repayments of debt	—	(100.0)	(228.7)	—	(68.5)	—	(397.2)
Borrowings from affiliates	1,701.4	159.1	90.3	3.2	269.0	(2,223.0)	—
Repayments of loans to affiliates	(1,336.1)	—	(159.2)	(3.0)	(383.4)	1,881.7	—
Other intercompany financing activities	(26.2)	(113.9)	558.6	(240.5)	(191.3)	13.3	—
Dividends	(170.3)	—	—	—	—	—	(170.3)
Dividends paid to affiliates	(140.4)	—	—	—	—	140.4	—
Purchases of common shares	(141.6)	—	(375.6)	—	—	—	(517.2)
Issuance of stock	—	—	—	—	30.7	(30.7)	—
Excess tax benefits from stock options and awards	—	—	10.2	—	—	—	10.2
Proceeds from exercise of stock options and other	13.3	—	17.1	—	—	(13.3)	17.1

Net cash provided by (used in) financing activities	(99.9)	(54.8)	210.2	(240.3)	(343.5)	(231.6)	(759.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(34.1)	—	(34.1)

Increase (decrease) in cash and cash equivalents	(1.3)	—	58.5	2.4	(33.6)	—	26.0
Cash and cash equivalents, beginning of period	1.3	—	23.1	(1.1)	209.5	—	232.8

Cash and cash equivalents, end of period	$—	$—	$81.6	$1.3	$175.9	$—	$258.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2007
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(33.5)	$(80.8)	$(192.8)	$329.1	$773.3	$—	$795.3

Cash flows from investing activities:
Short-term investments	—	—	(93.7)	—	—	—	(93.7)
Cash restricted for business acquisition	—	—	—	—	(290.1)	—	(290.1)
Capital expenditures	—	—	(27.1)	(52.5)	(35.9)	—	(115.5)
Cash paid for acquired businesses	—	—	—	(75.0)	(261.1)	—	(336.1)
Investments in affiliates	—	—	(356.0)	(16.1)	—	372.1	—
Loans to affiliates	(222.4)	—	(417.4)	—	(1,070.6)	1,710.4	—
Repayments of loans from affiliates	151.9	—	—	0.5	1,045.3	(1,197.7)	—
Dividends from affiliates	—	—	105.8	47.1	6.7	(159.6)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	—	1.8	—	1.8

Net cash provided by (used in) investing activities	(70.5)	—	(788.4)	(96.0)	(603.9)	725.2	(833.6)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	528.7	—	18.6	—	547.3
Debt issuance costs	—	—	(2.7)	—	—	—	(2.7)
Proceeds from debt derivatives	—	—	10.0	—	—	—	10.0
Repayments of debt	—	(300.0)	—	—	(3.3)	—	(303.3)
Borrowings from affiliates	899.7	361.8	448.9	—	—	(1,710.4)	—
Repayments of loans to affiliates	(710.3)	—	(485.7)	—	(1.7)	1,197.7	—
Other intercompany financing activities	229.7	19.0	294.7	(231.4)	(201.8)	(110.2)	—
Dividends	(154.3)	—	—	—	—	—	(154.3)
Dividends paid to affiliates	(114.7)	—	—	—	(44.9)	159.6	—
Purchases of common shares	(255.3)	—	(88.6)	—	—	—	(343.9)
Issuance of stock	—	—	—	—	62.9	(62.9)	—
Excess tax benefits from stock options and awards	—	—	25.8	—	—	—	25.8
Proceeds from exercise of stock options and other	199.0	—	68.3	—	—	(199.0)	68.3

Net cash provided by (used in) financing activities	93.8	80.8	799.4	(231.4)	(170.2)	(725.2)	(152.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	0.4	—	0.4

Increase (decrease) in cash and cash equivalents	(10.2)	—	(181.8)	1.7	(0.4)	—	(190.7)
Cash and cash equivalents, beginning of period	11.5	—	204.9	(2.8)	209.9	—	423.5

Cash and cash equivalents, end of period	$1.3	$—	$23.1	$(1.1)	$209.5	$—	$232.8

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2006
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(20.9)	$(18.8)	$(11.7)	$129.3	$523.5	$—	$601.4

Cash flows from investing activities:
Capital expenditures	—	—	(15.3)	(37.2)	(32.8)	—	(85.3)
Cash paid for acquired businesses	—	—	(45.0)	(229.6)	(5.8)	—	(280.4)
Investments in affiliates	(12.3)	—	(36.7)	—	—	49.0	—
Loans to affiliates	(192.0)	—	(44.5)	—	(539.1)	775.6	—
Repayments of loans from affiliates	146.2	—	—	—	199.3	(345.5)	—
Dividends from affiliates	5.0	5.5	91.7	18.1	7.9	(128.2)	—
Other	—	—	—	1.0	17.9	—	18.9

Net cash provided by (used in) investing activities	(53.1)	5.5	(49.8)	(247.7)	(352.6)	350.9	(346.8)

Cash flows from financing activities:
Repayments of debt	—	(11.0)	—	—	(3.8)	—	(14.8)
Borrowings from affiliates	271.2	44.4	458.4	1.5	0.1	(775.6)	—
Repayments of loans to affiliates	(47.3)	—	(251.8)	(2.4)	(44.0)	345.5	—
Other intercompany financing activities	13.0	(20.1)	83.7	120.0	(196.6)	—	—
Dividends	(137.0)	—	—	—	—	—	(137.0)
Dividends paid to affiliates	(98.6)	—	—	—	(29.6)	128.2	—
Purchases of common shares	20.1	—	(284.3)	—	—	—	(264.2)
Issuance of stock	—	—	—	—	49.0	(49.0)	—
Excess tax benefits from stock options and awards	—	—	26.8	—	—	—	26.8
Proceeds from exercise of stock options and other	—	—	89.2	—	—	—	89.2

Net cash provided by (used in) financing activities	21.4	13.3	122.0	119.1	(224.9)	(350.9)	(300.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	16.1	—	16.1

Increase (decrease) in cash and cash equivalents	(52.6)	—	60.5	0.7	(37.9)	—	(29.3)
Cash and cash equivalents, beginning of period	64.1	—	144.4	(3.5)	247.8	—	452.8

Cash and cash equivalents, end of period	$11.5	$—	$204.9	$(2.8)	$209.9	$—	$423.5