Form 10-Q
period 2009-03-31
COOPER INDUSTRIES LTD
filed 2009-05-01
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
Number of registrant’s common stock outstanding as of March 31, 2009 was 166,477,223 Class A common shares that are held by the public and 36,716,158 Class A common shares and 105,420,258 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

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
Signatures
Exhibit Index
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(in millions, except per share data)
Revenues	$1,256.8	$1,546.1
Cost of sales	884.8	1,022.2
Selling and administrative expenses	256.9	301.5
Restructuring charges	8.8	—

Operating earnings	106.3	222.4
Interest expense, net	15.2	14.9

Income from continuing operations before income taxes	91.1	207.5
Income taxes	9.9	54.1

Income from continuing operations	81.2	153.4
Income related to discontinued operations, net of income taxes	18.9	—

Net income	$100.1	$153.4

Income per common share:
Basic:
Income from continuing operations	$.49	$.87
Income from discontinued operations	.11	—

Net income	$.60	$.87

Diluted:
Income from continuing operations	$.48	$.86
Income from discontinued operations	.11	—

Net income	$.59	$.86

Cash dividends declared per common share	$.25	$.25

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)	(Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$303.9	$258.8
Investments	15.6	21.9
Receivables	900.1	1,011.4
Inventories	610.4	641.8
Current discontinued operations receivable	13.2	17.5
Deferred income taxes and other current assets	209.7	246.5

Total current assets	2,052.9	2,197.9

Property, plant and equipment, less accumulated depreciation	715.3	728.2
Goodwill	2,554.7	2,567.3
Long-term discontinued operations receivable	170.1	174.8
Deferred income taxes and other noncurrent assets	531.2	496.7

Total assets	$6,024.2	$6,164.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$19.4	$25.6
Accounts payable	451.8	492.5
Accrued liabilities	523.8	618.7
Current discontinued operations liability	50.2	50.4
Current maturities of long-term debt	275.0	275.0

Total current liabilities	1,320.2	1,462.2

Long-term debt	924.6	932.5
Postretirement benefits other than pensions	70.6	71.2
Long-term discontinued operations liability	761.5	764.7
Other long-term liabilities	315.1	326.9

Total liabilities	3,392.0	3,557.5

Common stock, $.01 par value	1.7	1.7
Capital in excess of par value	—	—
Retained earnings	2,980.7	2,935.4
Accumulated other nonowner changes in equity	(350.2)	(329.7)

Total shareholders’ equity	2,632.2	2,607.4

Total liabilities and shareholders’ equity	$6,024.2	$6,164.9

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Cash flows from operating activities:
Net income	$100.1	$153.4
Adjust: Income related to discontinued operations	(18.9)	—

Income from continuing operations	81.2	153.4

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	35.2	33.5
Deferred income taxes	(6.0)	12.3
Excess tax benefits from stock options and awards	2.2	(2.7)
Restructuring charges	8.8	—
Changes in assets and liabilities:(1)
Receivables	99.4	(35.3)
Inventories	25.1	(59.9)
Accounts payable and accrued liabilities	(139.0)	(69.3)
Discontinued operations assets and liabilities, net	36.5	10.0
Other assets and liabilities, net	21.8	23.2

Net cash provided by operating activities	165.2	65.2

Cash flows from investing activities:
Proceeds from short-term investments	6.3	29.8
Proceeds from cash restricted for business acquisitions	—	284.5
Capital expenditures	(28.7)	(23.6)
Cash paid for acquired businesses	(16.6)	(267.1)
Proceeds from sales of property, plant and equipment and other	0.8	0.3

Net cash provided by (used in) investing activities	(38.2)	23.9

Cash flows from financing activities:
Proceeds from issuance of debt	—	297.6
Proceeds from debt derivatives	—	0.5
Repayments of debt	(13.9)	(192.8)
Dividends	(42.1)	(38.2)
Purchases of common shares	(25.9)	(266.4)
Excess tax benefits from stock options and awards	(2.2)	2.7
Proceeds from exercise of stock options and other	2.4	6.0

Net cash used in financing activities	(81.7)	(190.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	7.9

Increase (decrease) in cash and cash equivalents	45.1	(93.6)
Cash and cash equivalents, beginning of period	258.8	232.8

Cash and cash equivalents, end of period	$303.9	$139.2

(1)	Net of the effects of acquisitions and translation.
The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Accounting Policies
     Basis of Presentation - The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2008 included in Part IV of Cooper’s 2008 Annual Report on Form 10-K.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. On February 12, 2008, the FASB delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Cooper implemented the provisions of SFAS No. 157 as of January 1, 2008 for those assets and liabilities not subject to the deferral described above. The implementation of SFAS No. 157 as of January 1, 2009 for assets and liabilities previously subject to the deferral described above did not have a material impact on the Company’s results of operations, financial position or cash flows. See Note 15 of the Notes to the Consolidated Financial Statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No.141(R)”). SFAS No. 141(R) provides enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect on Cooper. This Statement, together with the International Accounting Standards Board’s (“IASB”) IFRS 3, Business Combinations, completes a joint effort by the FASB and IASB to improve financial reporting about business combinations and promotes the international convergence of accounting standards. Cooper implemented SFAS No. 141(R) prospectively to business combinations completed on or after January 1, 2009. Cooper recognizes acquisition-related costs in the period in which such costs are incurred as required by SFAS 141(R).
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidating Financial Statements (“SFAS No. 160”). SFAS No. 160 provides enhanced guidance related to the disclosure of information regarding noncontrolling interests in a subsidiary and their effect on Cooper. This Statement, together with the IASB’s IAS 27, Consolidated and Separate Financial Statements, concludes a joint effort by the FASB and IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements and promotes international convergence of accounting standards. For Cooper, SFAS No. 160 is effective January 1, 2009. Cooper did not apply the disclosure provisions of SFAS No. 160 as the information regarding noncontrolling interests in a subsidiary is immaterial to the consolidated financial statements.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The implementation of this Statement as of January 1, 2009 did not have a material impact on the disclosures to the consolidated financial statements.
     Reclassification - Certain amounts in the Consolidated Statements of Cash Flows in 2008 have been reclassified to conform to the 2009 presentation.
Note 2. Restructuring Charges
     During the fourth quarter of 2008, Cooper committed to employment reductions to appropriately size Cooper’s workforce to current and anticipated market conditions and downsize a domestic Tools segment manufacturing operation. Cooper recorded a $35.7 million charge in the fourth quarter of 2008 related to these actions, $25.5 million of which relates to the Electrical Products segment and $10.2 million relates to the Tools segment. A total of 1,314 hourly and 930 salaried positions are being eliminated as a result of the fourth quarter 2008 restructuring actions to reduce Cooper’s workforce.
     During the first quarter of 2009, Cooper committed to additional employment reductions as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. Cooper recorded an $8.8 million charge in the first quarter of 2009 related to these actions, $6.2 million of which relates to the Electrical Products segment and $1.1 million relates to the Tools segment. The remaining $1.5 million relates to reductions in Cooper’s corporate staff. A total of 340 hourly and 309 salaried positions are being eliminated as a result of the first quarter 2009 restructuring actions to reduce Cooper’s workforce.
     The following table reflects activity related to the restructuring actions.

			Contract
	Involuntary Employee		Termination
	Termination Benefits		and Other
	Headcount	Dollars	Exit Costs
		($ in millions)
Balance at December 31, 2008	886	$28.0	$1.7
2009 restructuring actions	649	8.5	0.3
Headcount reductions or costs incurred	(1,005)	(16.6)	(1.2)

Balance at March 31, 2009	530	$19.9	$0.8

     The workforce reductions, contract termination and other exit costs and the related cash payments will be substantially completed in 2009.
Note 3. Goodwill
     Cooper had goodwill of $2.55 billion and $2.57 billion at March 31, 2009 and December 31, 2008, respectively. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is subject to an annual impairment test. Cooper has designated January 1 as the date of its annual goodwill impairment test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value; an interim impairment test would be performed between annual tests. Cooper has identified eight reporting units for which goodwill is tested for impairment. The results of step one of the goodwill impairment tests as of January 1, 2009 did not require the completion of step two of the test for any reporting unit.
Note 4. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million. As of March 31, 2009, 5,744,851 shares were available for future grants under the Plan. Of the total shares available for future grants, 2,796,898 are available for grants of performance-based shares and restricted stock units. Total compensation expense for all share-based compensation arrangements under the Plan was $7.3 million and $9.9 million for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $2.7 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, Cooper granted 2,408,725 stock option awards, 370,560 performance-based shares and 49,700 restricted stock units.
Note 5. Acquisitions
     Cooper completed two acquisitions in the Electrical Products segment during the three months ended March 31, 2009. These acquisitions were selected because of their strategic fit with existing Cooper businesses.
     Cooper makes an initial allocation of the purchase price as of the date of acquisition, based on its estimate of the fair value of the assets and liabilities acquired. Cooper continues to evaluate the acquisition date fair value of the assets and liabilities acquired and will adjust the allocations as additional information relative to the businesses becomes available for up to one year from the acquisition date. This includes finalization of amount by major asset class and weighted-average amortization period for other intangible assets acquired.
     The acquisition date fair value of the total consideration for the two acquisitions was approximately $20.0 million. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $13.8 million, substantially all of which is not expected to be deductible for tax purposes. Total cash consideration paid for acquisitions during the first quarter of 2009 was $16.6 million, net of cash acquired.
     The results of operations of acquisitions are included in the consolidated income statement since the respective acquisition dates. Pro-forma income from continuing operations and diluted earnings per share for the three months ended March 31, 2009 and 2008, assuming the acquisitions had occurred at the beginning of the period, would not be materially different from reported results.
Note 6. Inventories

	March 31,	December 31,
	2009	2008
	(in millions)
Raw materials	$220.4	$239.3
Work-in-process	171.3	163.2
Finished goods	405.5	405.0
Perishable tooling and supplies	13.7	13.9

	810.9	821.4
Allowance for excess and obsolete inventory	(80.9)	(77.0)
Excess of current standard costs over LIFO costs	(119.6)	(102.6)

Net inventories	$610.4	$641.8

Note 7. Contingencies
     Cooper and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. Cooper estimates the range of liability related to pending litigation when management believes the amount and range of loss can be estimated. Cooper records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, Cooper records the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, Cooper assesses the potential liability related to pending litigation and claims and revises its estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from the estimates. In the opinion of management and based on liability accruals provided, the ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on Cooper’s consolidated financial position or cash flows, although they could have a material adverse effect on the results of operations for a particular reporting period.
     The U.S. Federal Government has enacted legislation intended to deny certain federal funding and government contracts to U.S. companies that reincorporate outside the United States, including Section 745 of the Consolidated Appropriations Act, 2008 (Public Law 110-161), Section 724(c) of the Transportation, Treasury, Housing and Urban Development, the Judiciary, and Independent Agencies Appropriations Act, 2006 (Public Law 109-115), and 6 U.S.C. 395(b) of The Homeland Security Act. Cooper has self-reported to the Department of Defense certain transactions aggregating approximately $8 million with U.S. government entities which may be subject to the legislation. At the time of this filing, it is too early to determine whether any fines or penalties may be assessed against Cooper.
Note 8. Debt
     At March 31, 2009, Cooper has $19.4 million of short-term debt. At March 31, 2009 Cooper had no commercial paper borrowings outstanding. At March 31, 2009, Cooper has U.S. committed credit facilities that total $516 million, of which $16 million matures in September 2009 and $500 million matures in November 2009.
     Cooper is currently negotiating a new committed credit facility prior to the maturity of the current facility. However, there can be no assurance that a new facility will be negotiated in that time, or at all, and it is likely that the terms of a new facility will not be as attractive as in the existing facility that expires in November 2009. Cooper is evaluating the size of the new facility necessary to provide flexibility in light of the increased costs related to a new committed credit facility.
Note 9. Shareholders’ Equity
     At March 31, 2009, 166,477,223 Class A common shares, $.01 par value were issued and outstanding (excluding 36,716,158 Class A common shares held by wholly-owned subsidiaries) compared to 166,908,287 Class A common shares, $.01 par value (excluding 37,362,915 Class A common shares held by wholly-owned subsidiaries) at December 31, 2008. During the first quarter of 2009, Cooper issued 824,736 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first quarter of 2009, Cooper and its wholly-owned subsidiaries purchased 1,255,800 Class A common shares for $25.9 million under the Company’s share repurchase plans. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
     A wholly-owned subsidiary owns all of the issued and outstanding Class B common shares. During the first quarter of 2009, Cooper repurchased 4.2 million Class B common shares from its wholly-owned subsidiary. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend is declared and paid on the Class A common shares, a like dividend shall be declared and paid on the Class B common shares in an equal amount per share.

     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. On February 9, 2009, Cooper announced that the Board of Directors authorized the repurchase of ten million shares of common stock in addition to the remaining February 12, 2008 authorization. In the first quarter 2009, Cooper repurchased the one million shares intended to offset dilution from share issuances under equity compensation plans, as well as 255,800 additional shares under the Cooper Board of Directors’ authorizations discussed above. Cooper may continue to repurchase shares under these authorizations from time to time during 2009. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments. As of March 31, 2009, 12,773,635 shares remain available to be repurchased under the authorizations by the Board of Directors.
Note 10. Segment Information

	Revenues		Operating Earnings
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in millions)
Electrical Products	$1,130.5	$1,361.6	$140.0	$223.5
Tools	126.3	184.5	(3.9)	17.2

Total segments	$1,256.8	$1,546.1	136.1	240.7

Restructuring charges			8.8	—
General Corporate expense			21.0	18.3
Interest expense, net			15.2	14.9

Income from continuing operations before income taxes			$91.1	$207.5

Note 11. Pension and Other Postretirement Benefits

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.8	$1.0	$—	$—
Interest cost	10.4	10.5	1.2	1.3
Expected return on plan assets	(9.7)	(12.5)	—	—
Amortization of prior service cost	(0.6)	(0.5)	(0.5)	(0.5)
Recognized actuarial (gain) loss	5.6	2.4	(0.8)	(0.6)

Net periodic benefit cost	$6.5	$0.9	$(0.1)	$0.2

Note 12. Income Taxes
     The effective tax rate before discrete adjustments was 20.1% for the three months ended March 31, 2009 and 28.3% for the three months ended March 31, 2008. The decrease is primarily related to lower earnings in 2009 without a corresponding decrease in projected tax benefits. Cooper reduced income taxes expense by $8.4 million and $4.6 million during the period ended March 31, 2009 and 2008, respectively, for discrete tax items primarily related to foreign taxes.
     Cooper has unrecognized gross tax benefits of $33.3 million at March 31, 2009. Approximately $25.4 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $1 to $5 million could be recognized during the next 12 months as audits close and statutes expire.
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
     The Internal Revenue Service is examining Cooper’s 2007 Federal income tax return and Cooper is under examination by various United States State and Local taxing authorities, as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2007, and with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 2000. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.
Note 13. Net Income Per Common Share

	Basic		Diluted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in millions)
Income from continuing operations	$81.2	$153.4	$81.2	$153.4
Income from discontinued operations	18.9	—	18.9	—

Net income applicable to common stock	$100.1	$153.4	$100.1	$153.4

Weighted average common shares outstanding	167.3	177.1	167.3	177.1

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards			0.9	2.2

Weighted average common shares and common share equivalents			168.2	179.3

     Options and employee awards are not considered in the calculations if the effect would be antidilutive. Out of the money options and employee awards of 7.8 million and 2.8 million shares were excluded in the period ended March 31, 2009 and 2008, respectively.
Note 14. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Net income	$100.1	$153.4
Foreign currency translation gains (losses)	(22.9)	9.7
Change in fair value of derivatives	0.5	10.5

Net income and other nonowner changes in equity	$77.7	$173.6

Note 15. Hedging Activities and Fair Value Measurement
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
     Currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. Currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. Cooper also enters into certain currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to short-term intercompany financing transactions. Cooper sometimes enters into commodity swaps to reduce the volatility of price fluctuations on a portion of up to eighteen months of forecasted material purchases. These instruments are designated as cash flow hedges. Cooper does not enter into speculative derivative transactions.
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
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques described in SFAS No. 157. Valuation techniques utilized for each individual asset and liability category are referenced in the tables below. The valuation techniques are as follows:
(a)	Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Income approach — Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models);

(c)	Cost approach — Amount that would be required to replace the service capacity of an asset (replacement cost).
     Assets and liabilities measured at fair value as of March 31, 2009 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs	Valuation
(in millions)	(Level 2)	(Level 2)	Technique
Short-term investments	$15.6	$—	(a	)
Short-term currency forward exchange contracts	18.8	(16.3)	(a	)
Long-term currency forward exchange contracts	91.7	(40.1)	(a	)
Short-term commodity swaps	0.1	(21.3)	(a	)
Long-term cross-currency swaps	—	(19.5)	(a	)

     Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments under SFAS No. 133. Currency forward exchange contracts representing approximately $57 million of assets and $43 million of liabilities at March 31, 2009 are not designated as hedging instruments under SFAS No. 133.
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

     There were no changes in our valuation techniques used to measure asset or liability fair values on a recurring basis in the three months ended March 31, 2009.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the three months ended March 31, 2009 and 2008. For commodity swaps, Cooper recognized in cost of sales a net loss of $8.4 million in the three months ended March 31, 2009 and a net gain of $2.3 million in the three months ended March 31, 2008. At March 31, 2009, Cooper estimates that approximately $23 million of net losses on derivative instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the three months ended March 31, 2009 and 2008 was not material.
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(in millions)
U.S. Dollar	$665.4	$502.4
Euro	331.6	214.6
British Pound Sterling	150.0	151.3
Mexican Peso	29.4	40.9
Other	42.6	43.8

	$1,219.0	$953.0

     The contractual amounts of Cooper’s commodity swap contracts at March 31, 2009 and December 31, 2008 were approximately $53 million and $68 million, respectively.
Note 16. Discontinued Operations Receivable and Liability
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2009, a total of 146,645 Abex Claims were filed, of which 123,244 claims have been resolved leaving 23,401 Abex Claims pending at March 31, 2009. During the three months ended March 31, 2009, 470 claims were filed and 757 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,061 before insurance. A total of $150.4 million was spent on defense costs for the period August 28, 1998 through March 31, 2009. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
2005 – 2007
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
2008 – 2009
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

	Three Months Ended	Nine Months Ended
	March 31, 2008	September 30, 2008
	(in millions)
Accrual at beginning of period (under Plan A)	$509.1	$509.1
Indemnity and defense payments	(5.2)	(16.9)
Insurance recoveries	15.8	25.4
Other	(0.6)	(1.6)

Accrual at end of period (under Plan A) *	$519.1	$516.0

*	The $516.0 million liability reflects the estimated liability under Plan A immediately prior to adjusting the accounting on September 30, 2008 to reflect the Plan B Settlement.
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

     The following table presents the separate assets and liabilities under the Plan B settlement and the cash activity under the Plan B Settlement.

	March 31,	December 31,
	2009	2008
	(in millions)
Asbestos liability analysis:
Total liability for unpaid, pending and future indemnity and defense costs at end of period	$811.7	$815.1

Asbestos receivable analysis
Insurance receivable for previously paid claims and insurance settlements	$66.9	$74.6
Insurance-in-place agreements available for pending and future claims	116.4	117.7

Total estimated asbestos receivable at end of period	$183.3	$192.3

Three Months Ended
March 31, 2009
(in millions)
Cash Flow:
Indemnity and defense payments	$(3.2)
Insurance recoveries	39.9
Other	(0.2)

Net cash flow	$36.5

     During the first quarter of 2009, Cooper recognized a gain from discontinued operations of $18.9 million, net of a $12.0 million income tax expense, from negotiated insurance settlements consummated in the first quarter that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. Timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation.
Asbestos Liability Estimate
     As of March 31, 2009, Cooper estimates that the liability for pending and future indemnity and defense costs for the next 45 years will be $811.7 million. The amount included for unpaid indemnity and defense costs is not significant at March 31, 2009. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable.
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

Asbestos Receivable Estimate
     As of March 31, 2009, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $700 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of March 31, 2009, Cooper’s receivable for recoveries of costs from insurers amounted to $183.3 million, of which $66.9 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $183.3 million receivable from insurance companies at March 31, 2009 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
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

Note 17. Consolidating Financial Information
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
Consolidating Income Statements
Three Months Ended March 31, 2009
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$769.4	$604.7	$(117.3)	$1,256.8
Cost of sales	—	(0.6)	0.1	575.1	427.5	(117.3)	884.8
Selling and administrative expenses	2.9	2.4	17.6	123.7	110.3	—	256.9
Restructuring charges	—	—	1.4	3.5	3.9	—	8.8
Interest expense, net	0.1	4.0	11.5	—	(0.4)	—	15.2
Equity in earnings of subsidiaries, net of tax	144.0	(4.3)	48.4	13.4	69.2	(270.7)	—
Intercompany income (expense)	(7.8)	(11.4)	24.1	(35.0)	63.2	(33.1)	—

Income (loss) from continuing operations before income taxes	133.2	(21.5)	41.9	45.5	195.8	(303.8)	91.1
Income tax expense (benefit)	—	(7.5)	(27.3)	14.5	30.2	—	9.9

Income (loss) from continuing operations	133.2	(14.0)	69.2	31.0	165.6	(303.8)	81.2
Income from discontinued operations, net of tax	—	18.9	—	—	—	—	18.9

Net income	$133.2	$4.9	$69.2	$31.0	$165.6	$(303.8)	$100.1

Consolidating Income Statements
Three Months Ended March 31, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$921.0	$709.6	$(84.5)	$1,546.1
Cost of sales	(0.2)	(0.1)	1.2	632.0	473.8	(84.5)	1,022.2
Selling and administrative expenses	2.2	2.5	22.8	144.9	133.2	(4.1)	301.5
Interest expense, net	—	5.6	11.7	—	(2.4)	—	14.9
Equity in earnings of subsidiaries, net of tax	194.3	5.0	106.5	31.3	114.8	(451.9)	—
Intercompany income (expense)	(9.4)	(9.2)	31.7	(44.3)	64.9	(33.7)	—

Income (loss) before income taxes	182.9	(12.2)	102.5	131.1	284.7	(481.5)	207.5
Income tax expense (benefit)	—	(6.5)	(12.3)	41.1	31.8	—	54.1

Net income (loss)	$182.9	$(5.7)	$114.8	$90.0	$252.9	$(481.5)	$153.4

Consolidating Balance Sheets
March 31, 2009
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$0.1	$—	$133.3	$3.9	$166.6	$—	$303.9
Investments	—	—	15.6	—	—	—	15.6
Receivables	—	—	0.2	463.6	436.3	—	900.1
Inventories	—	—	—	316.0	294.4	—	610.4
Current discontinued operations receivable	—	13.2	—	—	—	—	13.2
Deferred income taxes and other current assets	6.0	25.8	52.0	31.1	94.8	—	209.7

Total current assets	6.1	39.0	201.1	814.6	992.1	—	2,052.9

Property, plant and equipment, less accumulated depreciation	—	—	65.0	325.6	324.7	—	715.3
Goodwill	—	—	—	1,277.8	1,276.9	—	2,554.7
Investment in subsidiaries	2,619.9	561.1	4,537.6	1,149.4	2,862.4	(11,730.4)	—
Investment in parent	—	—	3,425.0	—	312.7	(3,737.7)	—
Intercompany accounts receivable	—	915.9	—	1,581.7	1,553.1	(4,050.7)	—
Intercompany notes receivable	3,345.0	24.0	1,371.8	0.1	4,105.0	(8,845.9)	—
Long-term discontinued operations receivable	—	170.1	—	—	—	—	170.1
Deferred income taxes and other noncurrent assets	—	251.7	33.5	(88.2)	334.2	—	531.2

Total assets	$5,971.0	$1,961.8	$9,634.0	$5,061.0	$11,761.1	$(28,364.7)	$6,024.2

Short-term debt	$—	$—	$—	$—	$19.4	$—	$19.4
Accounts payable	41.9	6.7	25.8	178.0	199.4	—	451.8
Accrued liabilities	7.0	30.5	84.6	204.3	197.4	—	523.8
Current discontinued operations liability	—	50.2	—	—	—	—	50.2
Current maturities of long-term debt	—	275.0	—	—	—	—	275.0

Total current liabilities	48.9	362.4	110.4	382.3	416.2	—	1,320.2

Long-term debt	—	2.2	922.3	—	0.1	—	924.6
Intercompany accounts payable	90.8	—	3,959.9	—	—	(4,050.7)	—
Intercompany notes payable	1,274.5	851.6	1,213.8	1,742.1	3,763.9	(8,845.9)	—
Long-term discontinued operations liability	—	761.5	—	—	—	—	761.5
Other long-term liabilities	—	50.2	86.8	72.3	176.4	—	385.7

Total liabilities	1,414.2	2,027.9	6,293.2	2,196.7	4,356.6	(12,896.6)	3,392.0

Class A common stock	2.0	—	—	—	—	(0.3)	1.7
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary preferred stock	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	—	—	—	285.8	(285.8)	—
Capital in excess of par value	3,248.0	—	751.7	1,490.2	2,655.8	(8,145.7)	—
Retained earnings	1,523.6	81.9	2,888.9	1,441.9	4,529.4	(7,485.0)	2,980.7
Accumulated other non-owner changes in equity	(217.9)	(148.0)	(299.8)	(67.8)	(392.0)	775.3	(350.2)

Total shareholders’ equity	4,556.8	(66.1)	3,340.8	2,864.3	7,404.5	(15,468.1)	2,632.2

Total liabilities and shareholders’ equity	$5,971.0	$1,961.8	$9,634.0	$5,061.0	$11,761.1	$(28,364.7)	$6,024.2

Consolidating Balance Sheets
December 31, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$—	$—	$81.6	$1.3	$175.9	$—	$258.8
Investments	—	—	21.9	—	—	—	21.9
Receivables	—	—	0.5	521.8	489.1	—	1,011.4
Inventories	—	—	—	336.2	305.6	—	641.8
Current discontinued operations receivable	—	17.5	—	—	—	—	17.5
Deferred income taxes and other current assets	10.8	24.8	79.6	33.1	98.2	—	246.5

Total current assets	10.8	42.3	183.6	892.4	1,068.8	—	2,197.9

Property, plant and equipment, less accumulated depreciation	—	—	61.2	324.3	342.7	—	728.2
Goodwill	—	—	—	1,266.4	1,300.9	—	2,567.3
Investment in subsidiaries	2,541.5	587.4	4,438.5	1,116.9	2,734.1	(11,418.4)	—
Investment in parent	—	—	3,532.7	—	312.7	(3,845.4)	—
Intercompany accounts receivable	—	903.8	—	1,546.2	1,564.2	(4,014.2)	—
Intercompany notes receivable	3,345.0	24.0	1,361.7	0.2	4,028.5	(8,759.4)	—
Long-term discontinued operations receivable	—	174.8	—	—	—	—	174.8
Deferred income taxes and other noncurrent assets	—	248.2	(9.0)	(116.5)	374.0	—	496.7

Total assets	$5,897.3	$1,980.5	$9,568.7	$5,029.9	$11,725.9	$(28,037.4)	$6,164.9

Short-term debt	$—	$—	$—	$—	$25.6	$—	$25.6
Accounts payable	42.5	3.1	18.9	207.8	220.2	—	492.5
Accrued liabilities	6.5	33.0	106.7	255.3	217.2	—	618.7
Current discontinued operations liability	—	50.4	—	—	—	—	50.4
Current maturities of long-term debt	—	275.0	—	—	—	—	275.0

Total current liabilities	49.0	361.5	125.6	463.1	463.0	—	1,462.2

Long-term debt	—	2.2	922.1	8.0	0.2	—	932.5
Intercompany accounts payable	10.6	—	4,003.6	—	—	(4,014.2)	—
Intercompany notes payable	1,155.7	851.6	1,217.1	1,742.0	3,793.0	(8,759.4)	—
Long-term discontinued operations liability	—	764.7	—	—	—	—	764.7
Other long-term liabilities	—	49.8	62.0	70.0	216.3	—	398.1

Total liabilities	1,215.3	2,029.8	6,330.4	2,283.1	4,472.5	(12,773.6)	3,557.5

Class A common stock	2.0	—	—	—	—	(0.3)	1.7
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary preferred stock	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	—	—	—	348.6	(348.6)	—
Capital in excess of par value	3,365.0	—	753.9	1,455.0	2,561.0	(8,134.9)	—
Retained earnings	1,511.3	94.4	2,778.8	1,342.3	4,381.8	(7,173.2)	2,935.4
Accumulated other non-owner changes in equity	(197.4)	(143.7)	(294.4)	(50.5)	(363.5)	719.8	(329.7)

Total shareholders’ equity	4,682.0	(49.3)	3,238.3	2,746.8	7,253.4	(15,263.8)	2,607.4

Total liabilities and shareholders’ equity	$5,897.3	$1,980.5	$9,568.7	$5,029.9	$11,725.9	$(28,037.4)	$6,164.9

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2009
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(10.5)	$12.3	$19.0	$41.0	$103.4	$—	$165.2

Cash flows from investing activities:
Proceeds from short-term investments	—	—	6.3	—	—	—	6.3
Capital expenditures	—	—	(8.9)	(9.4)	(10.4)	—	(28.7)
Cash paid for acquired businesses	—	—	(10.9)	(2.6)	(3.1)	—	(16.6)
Investments in affiliates	—	(0.2)	(0.2)	—	—	0.4	—
Loans to affiliates	—	—	(63.7)	—	(319.9)	383.6	—
Repayments of loans from affiliates	—	—	115.4	—	234.7	(350.1)	—
Dividends from affiliates	—	—	33.9	7.4	2.7	(44.0)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	—	0.8	—	0.8

Net cash provided by (used in) investing activities	—	(0.2)	71.9	(4.6)	(95.2)	(10.1)	(38.2)

Cash flows from financing activities:
Repayments of debt	—	—	—	(8.0)	(5.9)	—	(13.9)
Borrowings from affiliates	357.0	—	—	—	26.6	(383.6)	—
Repayments of loans to affiliates	(314.2)	—	—	—	(35.9)	350.1	—
Other intercompany financing activities	70.0	(12.1)	(37.0)	(25.8)	4.9	—	—
Dividends	(42.1)	—	—	—	—	—	(42.1)
Dividends paid to affiliates	(36.6)	—	—	—	(7.4)	44.0	—
Purchases of common shares	(25.9)	—	—	—	—	—	(25.9)
Excess tax benefits from stock options and awards	—	—	(2.2)	—	—	—	(2.2)
Issuance of stock	—	—	—	—	0.4	(0.4)	—
Proceeds from exercise of stock options	2.4	—	—	—	—	—	2.4

Net cash provided by (used in) financing activities	10.6	(12.1)	(39.2)	(33.8)	(17.3)	10.1	(81.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(0.2)	—	(0.2)

Increase (decrease) in cash and cash equivalents	0.1	—	51.7	2.6	(9.3)	—	45.1
Cash and cash equivalents, beginning of period	—	—	81.6	1.3	175.9	—	258.8

Cash and cash equivalents, end of period	$0.1	$—	$133.3	$3.9	$166.6	$—	$303.9

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(9.6)	$(4.2)	$(0.8)	$(39.3)	$119.1	$—	$65.2

Cash flows from investing activities:
Proceeds from short-term investments	—	—	29.8	—	—	—	29.8
Proceeds from cash restricted for business acquisitions	—	—	—	—	284.5	—	284.5
Capital expenditures	—	—	(2.4)	(11.0)	(10.2)	—	(23.6)
Cash paid for acquired businesses	—	—	—	—	(267.1)	—	(267.1)
Investments in affiliates	—	—	(4.3)	(3.1)	—	7.4	—
Loans to affiliates	(90.8)	—	(168.5)	—	(303.6)	562.9	—
Repayments of loans from affiliates	162.4	—	161.2	—	150.3	(473.9)	—
Dividends from affiliates	—	—	34.1	—	—	(34.1)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.2	0.1	—	0.3

Net cash provided by (used in) investing activities	71.6	—	49.9	(13.9)	(146.0)	62.3	23.9

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	297.6	—	—	—	297.6
Proceeds from debt derivatives	—	—	0.5	—	—	—	0.5
Repayments of debt	—	—	(186.2)	—	(6.6)	—	(192.8)
Borrowings from affiliates	460.8	3.3	5.0	3.1	90.7	(562.9)	—
Repayments of loans to affiliates	(304.2)	—	(65.4)	—	(104.3)	473.9	—
Other intercompany financing activities	2.0	0.9	6.6	54.9	(68.6)	4.2	—
Dividends	(38.2)	—	—	—	—	—	(38.2)
Dividends paid to affiliates	(34.1)	—	—	—	—	34.1	—
Purchases of common shares	(153.9)	—	(112.5)	—	—	—	(266.4)
Excess tax benefits from stock options and awards	—	—	2.7	—	—	—	2.7
Issuance of stock	—	—	—	—	7.4	(7.4)	—
Proceeds from exercise of stock options	4.3	—	5.9	—	—	(4.2)	6.0

Net cash provided by (used in) financing activities	(63.3)	4.2	(45.8)	58.0	(81.4)	(62.3)	(190.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	7.9	—	7.9

Increase (decrease) in cash and cash equivalents	(1.3)	—	3.3	4.8	(100.4)	—	(93.6)
Cash and cash equivalents, beginning of period	1.3	—	23.1	(1.1)	209.5	—	232.8

Cash and cash equivalents, end of period	$—	$—	$26.4	$3.7	$109.1	$—	$139.2

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
     This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements. Forward-looking statements include, but are not limited to, any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures. Important factors which may affect the actual results include, but are not limited to, political developments, market and economic conditions, changes in raw material, transportation and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost control and productivity improvement programs, the magnitude of any disruptions from manufacturing rationalizations, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including currency exchange rate fluctuations, changing legislation and regulations including changes in tax law, tax treaties or tax regulations, and the resolution of potential liabilities and insurance recoveries resulting from on-going Pneumo-Abex related asbestos claims.
     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see Part II — Item 1A. — Risk Factors.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “the Company,” or “Cooper” means Cooper Industries Ltd. and, where the context requires, includes our subsidiaries.
Results of Operations
Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008
     Income from continuing operations for the first quarter of 2009 was $81.2 million on revenues of $1,256.8 million compared with 2008 first quarter income from continuing operations of $153.4 million on revenues of $1,546.1 million. First quarter diluted earnings per share from continuing operations decreased 44% to $.48 from $.86 in 2008. During the first quarter of 2009, reported income from continuing operations was reduced by restructuring charges of $8.8 million or $.04 per share. Reported income from continuing operations was favorably impacted by discrete tax items related to foreign taxes which improved reported earnings per share by $.05 per share. During the first quarter of 2008, currency related gains and discrete tax items increased earnings per share from continuing operations by $.05 per share.

Revenues:
     Revenues for the first quarter of 2009 decreased 19% compared to the first quarter of 2008. The impact of acquisitions increased comparable revenues for the first quarter 2009 by approximately 2% with currency translation decreasing reported revenues by 4% for the quarter.
     Electrical Products segment revenues decreased 17% compared to the first quarter of 2008. The impact of acquisitions increased revenues by approximately 2% for the quarter and unfavorable currency translation decreased reported revenues by nearly 4% for the quarter. The global recession resulted in weakness in all markets for the Electrical Products segment, especially the North America and Western European markets which reported revenue declines of nearly 18%.
     Tools segment revenues for the first quarter of 2009 decreased 32% from the first quarter of 2008. Unfavorable currency translation decreased revenues by approximately 7% over the first quarter of 2008. Continuing lower revenues from declining retail market activity, weaker demand in the North American and Western Europe industrial market and lower requirements for assembly systems for the light passenger vehicle markets drove the reduction in revenue.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 70.4% for the first quarter of 2009 compared to 66.1% for the comparable 2008 quarter. The increase in the cost of sales percentage resulted from negative leverage on fixed costs due to lower demand for products, additional production curtailments to reduce overall inventory levels to align with slowing market demands, and the higher cost of commodities not fully offset by available market price increases in certain product lines.
     Electrical Products segment cost of sales, as a percentage of revenues, was 69.7% for the first quarter of 2009 compared to 65.7% for the first quarter of 2008. The increase in cost of sales as a percentage of revenues in comparison to the prior year first quarter was due to negative leverage of fixed costs from reduced demand due to the global market slowdown, additional actions taken to adjust inventory levels to forecasted declining market conditions and higher cost of commodities subject to extended purchase contracts and hedging activities not fully offset by available market price increases in certain product lines. Tools segment cost of sales, as a percentage of revenues, was 77.9% for the first quarter of 2009 compared to 68.9% for the first quarter of 2008. The increase in the cost of sales percentage was driven by unfavorable leverage of fixed costs due to lower production volumes and further actions taken to adjust inventory levels to market conditions.
     Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2009 was 20.4% compared to 19.5% for the first quarter of 2008. The increase in percentage is reflective of the reduced revenue levels offset by cost reduction actions taken to align the overall selling and administrative expenses with current and projected market demand. Currency related gains of $5.1 million in the first quarter of 2008 reduced the comparative corporate selling and administrative expenses.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2009, were 18.0% compared to 17.9% for the first quarter of 2008. The increase in percentage reflects the impact of 17% lower comparable revenue levels for the first quarter 2009 which impact was nearly offset by cost reduction actions taken during the fourth quarter of 2008 and the first quarter of 2009 to adjust segment selling and administrative expenses to global market conditions.
     Tools segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2009, were 25.2% compared to 21.8% for the first quarter of 2008. The increase in selling and administrative expenses, as a percentage of revenues, was driven by the 32% reduction in comparable first quarter 2009 revenues partially offset by cost reduction actions implemented for the segment.

     Net interest expense in the first quarter of 2009 increased $0.3 million from the 2008 first quarter, primarily as a result of higher average interest rates partially offset by lower average borrowings and lower interest earned on cash invested. Average debt balances were $1.23 billion and $1.39 billion and average interest rates were 5.34% and 5.05% for the first quarter of 2009 and 2008, respectively.
Operating Earnings:
     Electrical Products segment first quarter 2009 operating earnings decreased 37% to $140.0 million from $223.5 million for the same quarter of last year. The decrease resulted from the reduced global market demand, adjustments to production volumes to align with the market demand and the impact of higher costs for commodities not offset by available price increases in the market for certain product lines. The Electrical Products segment continues its investment in productivity initiatives which include manufacturing productivity improvements, product redesign and selling and administrative expense reductions to improve operating earnings in addition to continuing review of additional restructuring actions.
     Tools segment first quarter 2009 operating loss was $3.9 million compared to operating earnings of $17.2 million in the first quarter of 2008. The decrease resulted from the impact of lower unit volumes and further curtailment of production volumes to adjust inventory levels to current and forecasted market demand. The Tools segment continues its investment in productivity initiatives to improve operating earnings in addition to continuing review of additional restructuring actions.
Restructuring:
     At December 31, 2008, Cooper had an accrual of $29.7 million for future cash expenditures related to its fourth quarter 2008 restructuring actions. The fourth quarter 2008 restructuring actions included the elimination of 1,314 hourly and 930 salaried positions.
     In the first quarter of 2009, Cooper recorded a pre-tax restructuring charge of $8.8 million primarily for severance costs as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. An incremental total of 340 hourly and 309 salary positions are being eliminated as a result of the first quarter 2009 restructuring actions to reduce Cooper’s workforce.
     During the first quarter of 2009, Cooper expended $15.9 million in cash related to its fourth quarter 2008 restructuring actions and an additional $1.9 million for the first quarter 2009 restructuring actions. At March 31, 2009, Cooper has an accrual for future cash expenditures related to the restructuring actions of $20.7 million. The related cash payments will be substantially completed in 2009. See Note 2 of the Notes to the Consolidated Financial Statements.
Income Taxes:
     The effective tax rate was 10.9% for the three months ended March 31, 2009 and 26.1% for the three months ended March 31, 2008. Cooper reduced income taxes expense by $8.4 million and $4.6 million in the first quarter of 2009 and 2008, respectively, for discrete tax items primarily related to foreign taxes. Excluding the impacts of these discrete items, Cooper’s effective tax rate for the first quarter of 2009 would have been 20.1% and 28.3 % in the first quarter of 2008. This decrease is primarily related to lower earnings in 2009 without a corresponding decrease in projected tax benefits.
Income Related to Discontinued Operations:
     During the first quarter of 2009, Cooper recognized a gain from discontinued operations of $18.9 million, net of a $12.0 million income tax expense (or $.11 per diluted share) related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The income resulted from negotiated insurance settlements consummated in the first quarter of 2009 that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-

in-place agreements are consummated or settlements with insurance carriers are completed. Timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation. See Note 16 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) decreased $102.0 million during the first quarter of 2009. A $111.3 million decrease in receivables and a $31.4 million decrease in inventories, partially offset by a $40.7 million decrease in accounts payable, were driven primarily by a 19% decrease in sales and aggressive actions to right size Cooper’s businesses for current market conditions. Cooper’s operating working capital at March 31, 2009 was approximately 20% lower than at March 31, 2008 as operating working capital levels were adjusted to the current lower operating levels. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the 2009 first quarter was 4.5 turns as compared to the 5.0 turns reported for the same period of 2008.
     Cash provided by operating activities was $165.2 million during the 2009 first quarter. This cash, plus $6.3 million from redemption of short-term investments and $2.4 million of cash received from stock option exercises, was primarily used to fund capital expenditures of $28.7 million, acquisitions of $16.6 million, dividends of $42.1 million, debt repayments of $13.9 million and share purchases of $25.9 million.
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
     As discussed in Note 16 of Notes to the Consolidated Financial Statements, Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul in 1998 will continue to be resolved through the tort system. Cooper anticipates that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will average in the range of $20 to $30 million, although the amounts will vary as the amount of the actual net cash outlay is not reasonably predictable. In 2009, insurance recoveries will likely exceed cash outlays.
     Historically, Cooper has relied on the commercial paper markets to fund its operations. Although recent distress in the financial markets has not had a significant impact on Cooper’s financial position or liquidity as of the date of this filing in 2009, management continues to monitor the financial markets and general global economic conditions. If changes in financial markets or other areas of the economy adversely affect Cooper’s access to the commercial paper markets, Cooper would expect to rely on available cash to provide short-term funding.
     Cooper’s financial position and liquidity remains strong as the global economic recession continues. It is likely that most markets that Cooper services will experience declines over the next twelve months. While the length and depth of the recession are not predictable, Cooper is proactively adjusting our cost structure. In this regard, in the fourth quarter of 2008, Cooper implemented contingency plans to reduce our cost structure and recognized a restructuring charge of $35.7 million primarily related to reductions in our workforce in excess of 2,200 employees. In the first quarter of 2009, Cooper further reduced its workforce by another 650 employees and recognized a restructuring charge of $8.8 million. Cooper anticipates that these restructuring activities related to reductions in the workforce, contract terminations, and other exit costs and the related cash payments will be substantially completed in 2009. At March 31, 2009, Cooper had a $20.7 million accrual related to these activities. Cash flows from operating activities for the first quarter of 2009 are reduced by the $17.8 million expended in connection with the restructuring actions. See Note 2 of the Notes to the Consolidated Financial Statements for further information.
     Cooper currently anticipates that it will implement additional restructuring actions during 2009 as it continues to evaluate its cost structure and currently expects to incur restructuring charges in the range of $24 to $30 million during 2009, with approximately $10 million expected during the second quarter of 2009.
     Cooper has $275 million of long-term debt that matures in November 2009. Cooper currently anticipates that it will annually generate in excess of $500 million in cash flow available for acquisitions, debt repayments, dividends and common stock repurchases.
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 31.7% at March 31, 2009, 32.1% at December 31, 2008 and 34.4% at March 31, 2008.
     At March 31, 2009 and December 31, 2008, Cooper had cash and cash equivalents of $303.9 million and $258.8 million, respectively and short-term investments of $15.6 million and $21.9 million, respectively. At March 31, 2009 and December 31, 2008, Cooper had short-term debt of $19.4 million and $25.6 million, respectively.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. At March 31, 2009, Cooper has $516 million of committed credit facilities, of which $16 million matures in September 2009 and $500 million matures in November 2009. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facilities.
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
     Cooper is currently negotiating a new committed credit facility prior to the maturity of the current facility. However, there can be no assurance that a new facility will be negotiated in that time, or at all, and it is likely that the terms of a new facility will not be as attractive as in the existing facility that expires in November 2009. Cooper is evaluating the size of the new facility necessary to provide flexibility in light of the increased costs related to a new committed credit facility.
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
     Even though the commercial paper markets have been stable and conducive to issuances during the first quarter of 2009, the continued volatility in the credit and financial markets could result in the commercial paper markets not being conducive to the issuance of commercial paper or, if issued, the commercial paper may not be at reasonably attractive interest rates. See further discussion above under Liquidity.

Critical Accounting Estimates and Recently Issued Accounting Standards
     We disclosed our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008. No significant changes have occurred to those policies except our adoption of SFAS No. 141(R) effective January 1, 2009. SFAS No. 141(R) provides enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect on Cooper. Cooper implemented SFAS No. 141(R) prospectively to business combinations completed on or after January 1, 2009. See Note 1 of the Notes to the Consolidated Financial Statements.
     Cooper had goodwill of $2.55 billion and $2.57 billion at March 31, 2009 and December 31, 2008, respectively. Cooper records goodwill related to business acquisitions when the purchase price exceeds the fair value of identified assets and liabilities acquired. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is subject to an annual impairment test. Cooper has designated January 1 as the date of its annual goodwill impairment test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value; an interim impairment test would be performed between annual tests. Cooper has identified eight reporting units for which goodwill is tested for impairment.
     Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of its goodwill to measure the amount of impairment loss. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (e.g., the fair value of the reporting unit is allocated to all of the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).
     The primary technique we utilize in estimating the fair value of our reporting units is discounted cash flow analysis. Discounted cash flow analysis requires us to make various judgments, estimates and assumptions about future sales, operating margins, growth rates, capital expenditures, working capital and discount rates. The starting point for these assumptions is the long range financial forecast. The detailed planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including inflationary and deflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, customer needs and other marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long range financial forecast period.
     The long range financial forecast is typically completed in the third quarter of each year, and it serves as the primary basis for our estimate of reporting unit fair values, absent significant changes in our outlook on future results. In the fourth quarter of 2008, the global financial and credit crisis and economic slowdown impacted the majority of our businesses. As a result, we revised the operating plans and discounted cash flows included in our initial long range financial forecast for each reporting unit to reflect our most current assessment of estimated fair value for purposes of the January 1, 2009 goodwill impairment test. In addition, we compared the sum of the fair values that resulted from our discounted cash flow analysis to our market capitalization to determine that our estimates of fair value were reasonable. As of December 31, 2008, our equity market capitalization was approximately $5.1 billion, compared to the $2.6 billion book value of equity.
     In the first step of our January 1, 2009 impairment tests, we determined that, in all cases, the estimated fair value of each reporting unit exceeded its carrying value by at least 35 percent; therefore, step two of the goodwill impairment test was not required for any reporting unit. There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, we may be required to perform the second step of the impairment test, which could result in a material impairment of our goodwill.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of March 31, 2009, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2008.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	March 31,
	2009	2008
	(in millions)
Electrical Products	$616.0	$804.2
Tools	55.1	71.3

	$671.1	$875.5

Item 4. Controls and Procedures
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
     There have not been any changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Discontinued Operations Liability
     Information regarding the discontinued operations liability is incorporated by reference to Note 16 of Notes to the Consolidated Financial Statements included in Part I of this Form 10-Q.

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
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended March 31, 2009:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
As of 12/31/08				3,029,435
1/01/09 – 1/31/09	—	$—	—	4,029,435
2/01/09 – 2/28/09	113,461	$22.37	113,461	13,915,974
3/01/09 – 3/31/09	1,142,339	$20.43	1,142,339	12,773,635	(2)

Total	1,255,800	$20.61	1,255,800

(1)	On February 12, 2008, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper Class A common stock. On February 9, 2009, Cooper announced that the Board of Directors authorized the repurchase of ten million shares of common stock in addition to the remaining February 12, 2008 authorization, which is reflected in the above table. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2009, Cooper’s current estimate is that one million shares will be issued under equity compensation plans, which is reflected in the above table.

(2)	As of the date of this filing in 2009, Cooper had repurchased the one million shares intended to offset dilution from share issuances under equity compensation plans, as well as 262,800 additional shares under the Cooper Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2009. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 6. Exhibits
10.1	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the 2009 Performance Period.

10.2	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Deferred Compensation Plan (November 4, 2008 Restatement).

10.3	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Stock Plan (November 4, 2008 Restatement).

10.4	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (November 4, 2008 Restatement).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2004 through 2008 and the Three Months Ended March 31, 2009 and 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd.
(Registrant)

Date: April 30, 2009	/s/ Terry A. Klebe

Terry A. Klebe, Senior Vice President and
Chief Financial Officer

Date: April 30, 2009	/s/ Rick L. Johnson

Rick L. Johnson, Vice President, Controller and
Chief Accounting Officer

Exhibit Index
Exhibit No.
10.1	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the 2009 Performance Period.

10.2	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Deferred Compensation Plan (November 4, 2008 Restatement).

10.3	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Stock Plan (November 4, 2008 Restatement).

10.4	First Amendment to Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (November 4, 2008 Restatement).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2004 through 2008 and the three months ended March 31, 2009 and 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.