Form 10-Q
period 2009-06-30
COOPER INDUSTRIES LTD
filed 2009-08-06
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
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
Yes ☐ No ☑
Number of registrant’s common stock outstanding as of June 30, 2009 was 166,739,478 Class A common shares that are held by the public and 36,533,714 Class A common shares and 105,420,258 Class B common shares that are held by the issuer’s wholly-owned subsidiaries.

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
Signatures
Exhibit Index
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES, LTD.
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Revenues	$1,269.8	$1,724.3	$2,526.6	$3,270.4
Cost of sales	885.0	1,155.9	1,769.8	2,178.1
Selling and administrative expenses	249.4	314.4	506.3	615.9
Restructuring charges	10.4	7.6	19.2	7.6

Operating earnings	125.0	246.4	231.3	468.8
Interest expense, net	16.3	18.3	31.5	33.2

Income from continuing operations before income taxes	108.7	228.1	199.8	435.6
Income taxes expense	19.4	66.2	29.3	120.3

Income from continuing operations	89.3	161.9	170.5	315.3
Income related to discontinued operations, net of income taxes	—	—	18.9	—

Net income	$89.3	$161.9	$189.4	$315.3

Income per common share:
Basic:
Income from continuing operations	$.53	$.93	$1.02	$1.79
Income from discontinued operations	—	—	.11	—

Net income	$.53	$.93	$1.13	$1.79

Diluted:
Income from continuing operations	$.53	$.92	$1.01	$1.77
Income from discontinued operations	—	—	.11	—

Net income	$.53	$.92	$1.12	$1.77

Cash dividends declared per common share	$.25	$.25	$.50	$.50

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$450.2	$258.8
Investments	12.6	21.9
Receivables	901.5	1,011.4
Inventories	547.2	641.8
Current discontinued operations receivable	13.4	17.5
Deferred income taxes and other current assets	196.3	246.5

Total current assets	2,121.2	2,197.9

Property, plant and equipment, less accumulated depreciation	728.9	728.2
Goodwill	2,645.9	2,567.3
Long-term discontinued operations receivable	166.6	174.8
Deferred income taxes and other noncurrent assets	468.1	496.7

Total assets	$6,130.7	$6,164.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$11.8	$25.6
Accounts payable	409.8	492.5
Accrued liabilities	537.8	618.7
Current discontinued operations liability	50.2	50.4
Current maturities of long-term debt	275.0	275.0

Total current liabilities	1,284.6	1,462.2

Long-term debt	924.7	932.5
Postretirement benefits other than pensions	69.6	71.2
Long-term discontinued operations liability	754.8	764.7
Other long-term liabilities	326.9	326.9

Total liabilities	3,360.6	3,557.5

Common stock, $.01 par value	1.7	1.7
Capital in excess of par value	—	—
Retained earnings	3,042.7	2,935.4
Accumulated other nonowner changes in equity	(274.3)	(329.7)

Total shareholders’ equity	2,770.1	2,607.4

Total liabilities and shareholders’ equity	$6,130.7	$6,164.9

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(in millions)
Cash flows from operating activities:
Net income	$189.4	$315.3
Adjust: Income related to discontinued operations	(18.9)	—

Income from continuing operations	170.5	315.3

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	71.2	70.3
Deferred income taxes	(9.3)	4.9
Excess tax benefits from stock options and awards	2.1	(3.4)
Restructuring charges	19.2	7.6
Changes in assets and liabilities: (1)
Receivables	128.1	(122.2)
Inventories	108.8	(63.4)
Accounts payable and accrued liabilities	(194.3)	(32.9)
Discontinued operations assets and liabilities, net	33.0	12.2
Other assets and liabilities, net	46.8	76.9

Net cash provided by operating activities	376.1	265.3

Cash flows from investing activities:
Proceeds from short-term investments	9.3	41.3
Proceeds from cash restricted for business acquisitions	—	290.1
Capital expenditures	(55.9)	(57.9)
Cash paid for acquired businesses	(22.2)	(269.6)
Proceeds from sales of property, plant and equipment and other	1.1	1.0

Net cash provided by (used in) investing activities	(67.7)	4.9

Cash flows from financing activities:
Proceeds from issuance of debt	—	297.6
Debt issuance costs	—	(0.5)
Proceeds from debt derivatives	—	0.5
Repayments of debt	(21.9)	(299.1)
Dividends	(84.0)	(82.8)
Purchases of common shares	(26.0)	(282.9)
Excess tax benefits from stock options and awards	(2.1)	3.4
Proceeds from exercise of stock options and other	3.5	10.8

Net cash used in financing activities	(130.5)	(353.0)
Effect of exchange rate changes on cash and cash equivalents	13.5	4.7

Increase (decrease) in cash and cash equivalents	191.4	(78.1)
Cash and cash equivalents, beginning of period	258.8	232.8

Cash and cash equivalents, end of period	$450.2	$154.7

(1)	Net of the effects of acquisitions and translation.
The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Accounting Policies
     Basis of Presentation - The consolidated financial statements of Cooper Industries, Ltd., a Bermuda company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Further, in connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), Cooper evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009. For additional information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2008 included in Part IV of Cooper’s 2008 Annual Report on Form 10-K.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidating Financial Statements (“SFAS No. 160”). SFAS No. 160 provides enhanced guidance related to the disclosure of information regarding noncontrolling interests in a subsidiary and their effect on Cooper. This Statement, together with the IASB’s IAS 27, Consolidated and Separate Financial Statements, concludes a joint effort by the FASB and IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements and promotes international convergence of accounting standards. For Cooper, SFAS No. 160 was effective January 1, 2009. Cooper did not apply the disclosure provisions of SFAS No. 160 as the information regarding noncontrolling interests in a subsidiary is immaterial to the consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Cooper implemented this Statement as of January 1, 2009 and has provided the additional disclosures required.
     In December 2008, the FASB affirmed Financial Accounting Standards Board Staff Position SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will only impact the disclosures related to Cooper’s pension assets.
     In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB 28-1”). FSP No. 107-1 is effective for interim periods ending after June 15, 2009 and extends the annual disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to interim financial statements. FSP 107-1 also amends APB Opinion 28, Interim Financial Reporting to require those disclosures in all interim financial statements. Cooper has implemented FSP 107-1 and APB 28-1 and has provided the additional disclosures required.
     Reclassification – Certain amounts in the Consolidated Statements of Cash Flows in 2008 have been reclassified to conform to the 2009 presentation.
Note 2. Restructuring Charges
     During the fourth quarter of 2008, Cooper committed to employment reductions to appropriately size Cooper’s workforce to current and anticipated market conditions and to downsize a domestic Tools segment manufacturing operation. Cooper recorded a $35.7 million charge in the fourth quarter of 2008 related to these actions, $25.5 million of which relates to the Electrical Products segment and $10.2 million relates to the Tools segment. A total of 1,314 hourly and 930 salaried positions are being eliminated as a result of the fourth quarter 2008 restructuring actions to reduce Cooper’s workforce.
     During the first six months of 2009, Cooper committed to additional employment reductions and certain facility closures as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. Cooper recorded charges of $19.2 million in the first six months of 2009 related to these actions, $11.2 million of which relates to the Electrical Products segment and $6.3 million relates to the Tools segment. The remaining $1.7 million relates to reductions in Cooper’s corporate staff. A total of 559 hourly and 568 salaried positions are being eliminated as a result of the 2009 restructuring actions to reduce Cooper’s workforce.

     The following table reflects activity in the accrued liability related to the restructuring actions.

			Contract
	Involuntary Employee		Termination
	Termination Benefits		and Other
	Headcount	Dollars	Exit Costs
		($ in millions)
Balance at December 31, 2008	886	$28.0	$1.7
2009 restructuring actions	1,127	17.9	1.3
Headcount reductions or costs incurred	(1,951)	(34.0)	(1.7)

Balance at June 30, 2009	62	$11.9	$1.3

     The workforce reductions, contract termination and other exit costs and the related cash payments associated with the accrual balances at June 30, 2009 will be substantially completed in 2009. As part of the restructuring actions, Cooper has approved the closure of nine factories and warehouses, five of which have been completed at the end of the second quarter 2009. Of the remaining facility closures, two are expected to be completed by the end of 2009 with the remaining two factory closures expected to be substantially completed in the first half of 2010. Cooper expects to incur incremental restructuring charges in the range of approximately $15 to $21 million associated with the completion of planned restructuring activities as the actions are implemented over the next year.
Note 3. Goodwill
     Cooper had goodwill of $2.65 billion and $2.57 billion at June 30, 2009 and December 31, 2008, respectively. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is subject to an annual impairment test. Cooper has designated January 1 as the date of its annual goodwill impairment test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value; an interim impairment test would be performed between annual tests. Cooper has identified eight reporting units for which goodwill is tested for impairment. The results of step one of the goodwill impairment tests as of January 1, 2009 did not require the completion of step two of the test for any reporting unit.
Note 4. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million. As of June 30, 2009, 5,899,009 shares were available for future grants under the Plan. Of the total shares available for future grants, 2,819,658 are available for grants of performance-based shares and restricted stock units. Total compensation expense for all share-based compensation arrangements under the Plan was $14.0 million and $18.5 million for the six months ended June 30, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $4.8 million and $6.4 million for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, Cooper granted 2,414,725 stock option awards, 370,560 performance-based shares and 88,660 restricted stock units.
Note 5. Acquisitions
     Cooper completed three acquisitions and acquired certain intellectual property rights in the Electrical Products segment during the six months ended June 30, 2009. These acquisitions were selected because of their strategic fit with existing Cooper businesses.

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
     The acquisition date fair value of the total consideration for the 2009 acquisitions was approximately $25.0 million. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $14.0 million, substantially all of which is not expected to be deductible for tax purposes. Total cash consideration paid for acquisitions during the first six months of 2009 was $22.2 million, net of cash acquired.
     The results of operations of acquisitions are included in the consolidated income statement since the respective acquisition dates. Pro-forma income from continuing operations and diluted earnings per share for the six months ended June 30, 2009 and 2008, assuming the acquisitions had occurred at the beginning of the period, would not be materially different from reported results.
Note 6. Inventories

	June 30,	December 31,
	2009	2008
	(in millions)
Raw materials	$210.8	$239.3
Work-in-process	160.7	163.2
Finished goods	360.8	405.0
Perishable tooling and supplies	13.6	13.9

	745.9	821.4
Allowance for excess and obsolete inventory	(84.1)	(77.0)
Excess of current standard costs over LIFO costs	(114.6)	(102.6)

Net inventories	$547.2	$641.8

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
Note 8. Debt
     At June 30, 2009, Cooper has $11.8 million of short-term debt. At June 30, 2009 Cooper had no commercial paper borrowings outstanding. At June 30, 2009, Cooper has U.S. committed credit facilities that total $513 million, of which $13 million matures in September 2009 and $500 million matures in November 2009.
     Cooper is currently negotiating a new $350 million committed credit facility with a term of three years and anticipates the new facility to be in place in August 2009. However, there can be no assurance that a new facility will be negotiated in that time, or at all, and it is likely that the terms of the new facility will not be as attractive as in the existing facility that expires in November 2009.
Note 9. Shareholders’ Equity
     At June 30, 2009, 166,739,478 Class A common shares, $.01 par value were issued and outstanding (excluding 36,533,714 Class A common shares held by wholly-owned subsidiaries) compared to 166,908,287 Class A common shares, $.01 par value (excluding 37,362,915 Class A common shares held by wholly-owned subsidiaries) at December 31, 2008. During the six months ended June 30, 2009, Cooper issued 1,093,991 Class A common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the six months ended June 30, 2009, Cooper and its wholly-owned subsidiaries purchased 1,262,800 Class A common shares for $26.0 million under Cooper’s share repurchase plans. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation.
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
     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. On February 9, 2009, Cooper announced that the Board of Directors authorized the repurchase of ten million shares of common stock in addition to the remaining February 12, 2008 authorization. In the six months ended June 30, 2009, Cooper repurchased the one million shares intended to offset dilution from share issuances under equity compensation plans, as well as 262,800 additional shares under the Cooper Board of Directors’ authorizations discussed above. Cooper may continue to repurchase shares under these authorizations from time to time during 2009. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments. As of June 30, 2009, 12,766,635 shares remain available to be repurchased under the authorizations by the Board of Directors.

Note 10. Segment Information

	Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Electrical Products	$1,131.1	$1,510.0	$2,261.6	$2,871.6
Tools	138.7	214.3	265.0	398.8

Total revenues	$1,269.8	$1,724.3	$2,526.6	$3,270.4

	Operating Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Electrical Products	$153.5	$259.0	$293.5	$482.5
Tools	2.9	22.3	(1.0)	39.5

Segment operating earnings	156.4	281.3	292.5	522.0
General Corporate expense	21.0	27.3	42.0	45.6
Restructuring charges	10.4	7.6	19.2	7.6

Total operating earnings	125.0	246.4	231.3	468.8
Interest expense, net	16.3	18.3	31.5	33.2

Income from continuing operations before income taxes	$108.7	$228.1	$199.8	$435.6

     General Corporate expense includes currency losses primarily related to tax reorganizations and financing the MTL acquisition of $5.4 million and $0.3 million in the three and six month periods ended June 30, 2008, respectively.
Note 11. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.9	$0.9	$1.7	$1.9
Interest cost	10.4	10.6	20.8	21.1
Expected return on plan assets	(9.8)	(12.5)	(19.5)	(25.0)
Amortization of prior service cost	(0.7)	(0.6)	(1.3)	(1.1)
Recognized actuarial loss	5.7	2.4	11.3	4.8

Net periodic benefit cost	$6.5	$0.8	$13.0	$1.7

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost:
Interest cost	$1.2	$1.3	$2.4	$2.6
Amortization of prior service cost	(0.5)	(0.5)	(1.0)	(1.0)
Recognized actuarial gain	(0.8)	(0.6)	(1.6)	(1.2)

Net periodic benefit cost (gain)	$(0.1)	$0.2	$(0.2)	$0.4

Note 12. Income Taxes
     The effective tax rate was 14.7% for the six months ended June 30, 2009 and 27.6% for the six months ended June 30, 2008. Cooper reduced income taxes expense by $8.4 million and $4.6 million in the first six months of 2009 and 2008, respectively, for discrete tax items primarily related to foreign taxes. Excluding the impacts of the discrete items, Cooper’s effective tax rate would have been 18.9% for the six months ended June 30, 2009 and 28.7% for the first six months of 2008. The decrease in Cooper’s 2009 effective tax rate compared to 2008, adjusted for the aforementioned discrete items, is primarily related to a decrease in taxable earnings in 2009 without a corresponding decrease in projected tax benefits.
     Cooper has unrecognized gross tax benefits of $32.1 million at June 30, 2009. Approximately $24.9 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $1 to $5 million could be recognized during the next 12 months as audits close and statutes expire.
     In June 2009, the Internal Revenue Service completed its examination of Cooper’s 2007 Federal Tax Return and issued a notice of assessment in the amount of $16 million. The IRS challenged Cooper’s intercompany pricing with a foreign affiliate. On July 15, 2009, Cooper filed its protest for this assessment. While the outcome of the proceedings with the Internal Revenue Service cannot be predicted with certainty, management believes that it is more likely than not that its tax position will prevail.
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
     The Internal Revenue Service has completed its examination of Cooper’s 2007 Federal income tax return and Cooper is under examination by various United States State and Local taxing authorities, as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2007, and with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 2000. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.

Note 13. Net Income Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Basic:

Income from continuing operations	$89.3	$161.9	$170.5	$315.3

Income from discontinued operations	—	—	18.9	—

Net income applicable to common stock	$89.3	$161.9	$189.4	$315.3

Weighted average common shares outstanding	166.9	174.3	167.1	175.7

Diluted:

Income from continuing operations	$89.3	$161.9	$170.5	$315.3

Income from discontinued operations	—	—	18.9	—

Net income applicable to common stock	$89.3	$161.9	$189.4	$315.3

Weighted average common shares outstanding	166.9	174.3	167.1	175.7

Incremental shares from assumed conversions:

Options, performance-based stock awards and other employee awards	1.1	2.2	1.0	2.2

Weighted average common shares and common share equivalents	168.0	176.5	168.1	177.9

     Options and employee awards are not considered in the calculations if the effect would be antidilutive. Out of the money options and employee awards of 7.8 million and 3.2 million shares were excluded in the six months ended June 30, 2009 and 2008, respectively.
Note 14. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(in millions)
Net income	$89.3	$161.9	$189.4	$315.3
Foreign currency translation gains	69.4	14.0	46.5	23.7
Change in fair value of derivatives	4.2	(0.5)	4.7	10.0
Pension and postretirement benefit plans	2.3	0.4	4.2	0.9

Net income and other nonowner changes in equity	$165.2	$175.8	$244.8	$349.9

Note 15. Financial Instruments and Hedging Activities, Concentrations of Credit Risk and Fair Value of Financial Instruments
     Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended, requires that all derivatives be recognized as assets and liabilities and measured at fair value. For derivative instruments that are not designated as hedges, the gain or loss on the derivative is recognized in earnings currently. A derivative instrument may be designated as a hedge of the exposure to changes in the fair value of an asset or liability or variability in expected future cash flows if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment is recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated nonowner changes in equity and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings.
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
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques described in SFAS No. 157. Valuation techniques utilized for each individual asset and liability category are referenced in the tables below. The valuation techniques are as follows:
(a)	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models);

(c)	Cost approach – Amount that would be required to replace the service capacity of an asset (replacement cost).
     Assets and liabilities measured at fair value as of June 30, 2009 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs	Valuation
(in millions)	(Level 2)	(Level 2)	Technique

Short-term investments	$12.6	$—	(a	)
Short-term currency forward exchange contracts	14.1	(26.9)	(a	)
Long-term currency forward exchange contracts	49.7	(19.2)	(a	)
Short-term commodity swaps	0.5	(10.4)	(a	)
Long-term cross-currency swaps	—	(45.8)	(a	)
     Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments under SFAS No. 133. Currency forward exchange contracts representing approximately $33 million of assets and $21 million of liabilities at June 30, 2009 are not designated as hedging instruments under SFAS No. 133.
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
     There were no changes in our valuation techniques used to measure asset or liability fair values on a recurring basis in the six months ended June 30, 2009.

     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the six months ended June 30, 2009 and 2008. For commodity swaps, Cooper recognized in cost of sales a net loss of $14.6 million during the six months ended June 30, 2009 and a net gain of $5.7 million during the six months ended June 30, 2008. At June 30, 2009, Cooper estimates that approximately $9 million of net losses on derivative instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the six months ended June 30, 2009 and 2008 was not material.
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(in millions)
U.S. Dollar	$669.3	$502.4
Euro	320.8	214.6
British Pound Sterling	174.1	151.3
Mexican Peso	21.0	40.9
Other	58.6	43.8

	$1,243.8	$953.0

     The contractual amounts of Cooper’s commodity swap contracts at June 30, 2009 and December 31, 2008 were approximately $43 million and $68 million, respectively.
Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $116.3 million and $107.9 million at June 30, 2009 and December 31, 2008, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 6.0% of accounts receivable at June 30, 2009 (5.5% at December 31, 2008).
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, investments, restricted cash, trade receivables, insurance receivables related to discontinued operations, trade payables and debt instruments. The book values of cash and cash equivalents, investments, restricted cash, trade receivables, insurance receivables related to discontinued operations and trade payables are considered to be representative of their respective fair values. Cooper had a book value of approximately $1.21 billion and $1.23 billion for debt instruments at June 30, 2009 and December 31, 2008, respectively. The fair value (as represented primarily by quoted market prices) of these debt instruments was approximately $1.27 billion and $1.25 billion at June 30, 2009 and December 31, 2008, respectively.

Note 16. Discontinued Operations Receivable and Liability
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through June 30, 2009, a total of 147,011 Abex Claims were filed, of which 123,983 claims have been resolved leaving 23,028 Abex Claims pending at June 30, 2009. During the six months ended June 30, 2009, 836 claims were filed and 1,496 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,064 before insurance. A total of $155.4 million was spent on defense costs for the period August 28, 1998 through June 30, 2009. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers.
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
2008 — 2009
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

	Six Months Ended	Nine Months Ended
	June 30, 2008	September 30, 2008
	(in millions)
Accrual at beginning of period (under Plan A)	$509.1	$509.1
Indemnity and defense payments	(11.9)	(16.9)
Insurance recoveries	25.4	25.4
Other	(1.3)	(1.6)

Accrual at end of period (under Plan A) *	$521.3	$516.0

*	The $516.0 million liability reflects the estimated liability under Plan A immediately prior to adjusting the accounting on September 30, 2008 to reflect the Plan B Settlement.
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
     The following table presents the separate assets and liabilities under the Plan B settlement and the cash activity under the Plan B Settlement.

	June 30,	December 31,
	2009	2008
	(in millions)
Asbestos liability analysis:
Total liability for unpaid, pending and future indemnity and defense costs at end of period	$805.0	$815.1

Asbestos receivable analysis
Insurance receivable for previously paid claims and insurance settlements	$65.7	$74.6
Insurance-in-place agreements available for pending and future claims	114.3	117.7

Total estimated asbestos receivable at end of period	$180.0	$192.3

Six Months Ended
June 30, 2009
(in millions)
Cash Flow:
Indemnity and defense payments	$(9.9)
Insurance recoveries	43.1
Other	(0.2)

Net cash flow	$33.0

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
Asbestos Liability Estimate
     As of June 30, 2009, Cooper estimates that the liability for pending and future indemnity and defense costs for the next 45 years will be $805.0 million. The amount included for unpaid indemnity and defense costs is not significant at June 30, 2009. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable.
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
Asbestos Receivable Estimate
     As of June 30, 2009, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $700 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of June 30, 2009, Cooper’s receivable for recoveries of costs from insurers amounted to $180.0 million, of which $65.7 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $180.0 million receivable from insurance companies at June 30, 2009 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
     Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
Critical Accounting Assumptions
     The amounts recorded by Cooper for its asbestos liability and related insurance receivables are not discounted and rely on assumptions that are based on currently known facts and strategy. The value of the liability on a discounted basis net of the amount of insurance recoveries likely to materialize in the future would be significantly lower than the net amounts currently recognized in the balance sheet. Cooper’s actual asbestos costs or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the estimation process vary significantly from actual results over time. As the estimated liability is not discounted and extends over 45 years, any changes in key assumptions could have a significant impact on the recorded liability. Key variables in these assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, the number of years these assumptions are projected into the future, and the resolution of on-going negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Assumptions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper will review these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos liability and related insurance receivables.
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

Consolidating Income Statements
Three Months Ended June 30, 2009
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$748.9	$631.7	$(110.8)	$1,269.8
Cost of sales	—	(0.7)	—	535.0	461.5	(110.8)	885.0
Selling and administrative expenses	4.9	2.6	14.5	118.6	110.4	(1.6)	249.4
Restructuring charges	—	—	0.1	2.8	7.5	—	10.4
Interest expense, net	(0.1)	4.0	12.1	0.4	(0.1)	—	16.3
Equity in earnings of subsidiaries, net of tax	135.2	(5.3)	60.3	18.3	59.6	(268.1)	—
Intercompany income (expense)	(7.5)	6.5	8.5	(34.5)	62.1	(35.1)	—

Income (loss) from continuing operations before income taxes	122.9	(4.7)	42.1	75.9	174.1	(301.6)	108.7
Income tax expense (benefit)	—	1.0	(17.5)	22.4	13.5	—	19.4

Income (loss) from continuing operations	122.9	(5.7)	59.6	53.5	160.6	(301.6)	89.3
Income from discontinued operations, net of tax	—	—	—	—	—	—	—

Net income (loss)	$122.9	$(5.7)	$59.6	$53.5	$160.6	$(301.6)	$89.3

Consolidating Income Statements
Three Months Ended June 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$1,004.1	$822.7	$(102.5)	$1,724.3
Cost of sales	0.1	(0.1)	1.9	705.2	551.3	(102.5)	1,155.9
Selling and administrative expenses	3.3	3.5	20.3	142.5	149.9	(5.1)	314.4
Restructuring charges	—	—	—	—	7.6	—	7.6
Interest expense, net	—	4.6	13.0	—	0.7	—	18.3
Equity in earnings of subsidiaries, net of tax	205.2	7.6	124.8	33.9	129.9	(501.4)	—
Intercompany income (expense)	(10.1)	(10.2)	26.9	(38.3)	66.5	(34.8)	—

Income (loss) before income taxes	191.7	(10.6)	116.5	152.0	309.6	(531.1)	228.1
Income tax expense (benefit)	—	(6.8)	(13.3)	47.2	39.1	—	66.2

Net income (loss)	$191.7	$(3.8)	$129.8	$104.8	$270.5	$(531.1)	$161.9

Consolidating Income Statements
Six Months Ended June 30, 2009
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$1,518.3	$1,236.4	$(228.1)	$2,526.6
Cost of sales	—	(1.3)	0.1	1,110.1	889.0	(228.1)	1,769.8
Selling and administrative expenses	7.8	5.0	32.1	242.3	220.7	(1.6)	506.3
Restructuring charges	—	—	1.5	6.3	11.4	—	19.2
Interest expense, net	—	8.0	23.6	0.4	(0.5)	—	31.5
Equity in earnings of subsidiaries, net of tax	279.2	(9.6)	108.7	31.7	128.8	(538.8)	—
Intercompany income (expense)	(15.3)	(4.9)	32.6	(69.5)	125.3	(68.2)	—

Income (loss) from continuing operations before income taxes	256.1	(26.2)	84.0	121.4	369.9	(605.4)	199.8
Income tax expense (benefit)	—	(6.5)	(44.8)	36.9	43.7	—	29.3

Income (loss) from continuing operations	256.1	(19.7)	128.8	84.5	326.2	(605.4)	170.5
Income from discontinued operations, net of tax	—	18.9	—	—	—	—	18.9

Net income (loss)	$256.1	$(0.8)	$128.8	$84.5	$326.2	$(605.4)	$189.4

Consolidating Income Statements
Six Months Ended June 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$1,925.1	$1,532.3	$(187.0)	$3,270.4
Cost of sales	(0.1)	(0.2)	3.1	1,337.2	1,025.1	(187.0)	2,178.1
Selling and administrative expenses	5.5	6.0	43.1	287.4	283.1	(9.2)	615.9
Restructuring charges	—	—	—	—	7.6	—	7.6
Interest expense, net	—	10.2	24.7	—	(1.7)	—	33.2
Equity in earnings of subsidiaries, net of tax	399.5	12.6	231.3	65.2	244.7	(953.3)	—
Intercompany income (expense)	(19.5)	(19.4)	58.6	(82.6)	131.4	(68.5)	—

Income (loss) before income taxes	374.6	(22.8)	219.0	283.1	594.3	(1,012.6)	435.6
Income tax expense (benefit)	—	(13.3)	(25.6)	88.3	70.9	—	120.3

Net income (loss)	$374.6	$(9.5)	$244.6	$194.8	$523.4	$(1,012.6)	$315.3

Consolidating Balance Sheets
June 30, 2009
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$—	$—	$212.7	$5.8	$231.7	$—	$450.2
Investments	—	—	12.6	—	—	—	12.6
Receivables	0.1	—	—	449.3	452.1	—	901.5
Inventories	—	—	—	272.4	274.8	—	547.2
Current discontinued operations receivable	—	13.4	—	—	—	—	13.4
Deferred income taxes and other current assets	1.8	21.6	43.8	35.0	94.1	—	196.3

Total current assets	1.9	35.0	269.1	762.5	1,052.7	—	2,121.2

Property, plant and equipment, less accumulated depreciation	—	—	62.4	320.2	346.3	—	728.9
Goodwill	—	—	—	1,278.1	1,367.8	—	2,645.9
Investment in subsidiaries	2,831.1	570.6	4,622.9	1,190.3	2,484.4	(11,699.3)	—
Investment in parent	—	—	3,418.9	—	312.7	(3,731.6)	—
Intercompany accounts receivable	—	63.4	—	1,659.4	1,539.4	(3,262.2)	—
Intercompany notes receivable	3,345.0	24.0	566.0	0.1	4,166.7	(8,101.8)	—
Long-term discontinued operations receivable	—	166.6	—	—	—	—	166.6
Deferred income taxes and other noncurrent assets	—	247.4	13.2	(88.8)	296.3	—	468.1

Total assets	$6,178.0	$1,107.0	$8,952.5	$5,121.8	$11,566.3	$(26,794.9)	$6,130.7

Short-term debt	$—	$—	$—	$—	$11.8	$—	$11.8
Accounts payable	41.7	2.7	15.9	153.8	195.7	—	409.8
Accrued liabilities	6.5	28.7	81.3	209.5	211.8	—	537.8
Current discontinued operations liability	—	50.2	—	—	—	—	50.2
Current maturities of long-term debt	—	275.0	—	—	—	—	275.0

Total current liabilities	48.2	356.6	97.2	363.3	419.3	—	1,284.6

Long-term debt	—	2.2	922.5	—	—	—	924.7
Intercompany accounts payable	87.4	—	3,174.8	—	—	(3,262.2)	—
Intercompany notes payable	1,353.8	—	1,211.9	1,742.1	3,794.0	(8,101.8)	—
Long-term discontinued operations liability	—	754.8	—	—	—	—	754.8
Other long-term liabilities	—	50.1	111.1	71.8	163.5	—	396.5

Total liabilities	1,489.4	1,163.7	5,517.5	2,177.2	4,376.8	(11,364.0)	3,360.6

Class A common stock	2.0	—	—	—	—	(0.3)	1.7
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary preferred stock	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	—	—	—	285.4	(285.4)	—
Capital in excess of par value	3,258.3	—	751.9	1,490.3	2,184.2	(7,684.7)	—
Retained earnings	1,569.2	76.2	2,948.5	1,495.5	4,687.7	(7,734.4)	3,042.7
Accumulated other non- owner changes in equity	(142.0)	(132.9)	(265.4)	(41.2)	(293.3)	600.5	(274.3)

Total shareholders’ equity	4,688.6	(56.7)	3,435.0	2,944.6	7,189.5	(15,430.9)	2,770.1

Total liabilities and shareholders’ equity	$6,178.0	$1,107.0	$8,952.5	$5,121.8	$11,566.3	$(26,794.9)	$6,130.7

Consolidating Balance Sheets
December 31, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$—	$—	$81.6	$1.3	$175.9	$—	$258.8
Investments	—	—	21.9	—	—	—	21.9
Receivables	—	—	0.5	521.8	489.1	—	1,011.4
Inventories	—	—	—	336.2	305.6	—	641.8
Current discontinued operations receivable	—	17.5	—	—	—	—	17.5
Deferred income taxes and other current assets	10.8	24.8	79.6	33.1	98.2	—	246.5

Total current assets	10.8	42.3	183.6	892.4	1,068.8	—	2,197.9

Property, plant and equipment, less accumulated depreciation	—	—	61.2	324.3	342.7	—	728.2
Goodwill	—	—	—	1,266.4	1,300.9	—	2,567.3
Investment in subsidiaries	2,541.5	587.4	4,438.5	1,116.9	2,734.1	(11,418.4)	—
Investment in parent	—	—	3,532.7	—	312.7	(3,845.4)	—
Intercompany accounts receivable	—	903.8	—	1,546.2	1,564.2	(4,014.2)	—
Intercompany notes receivable	3,345.0	24.0	1,361.7	0.2	4,028.5	(8,759.4)	—
Long-term discontinued operations receivable	—	174.8	—	—	—	—	174.8
Deferred income taxes and other noncurrent assets	—	248.2	(9.0)	(116.5)	374.0	—	496.7

Total assets	$5,897.3	$1,980.5	$9,568.7	$5,029.9	$11,725.9	$(28,037.4)	$6,164.9

Short-term debt	$—	$—	$—	$—	$25.6	$—	$25.6
Accounts payable	42.5	3.1	18.9	207.8	220.2	—	492.5
Accrued liabilities	6.5	33.0	106.7	255.3	217.2	—	618.7
Current discontinued operations liability	—	50.4	—	—	—	—	50.4
Current maturities of long-term debt	—	275.0	—	—	—	—	275.0

Total current liabilities	49.0	361.5	125.6	463.1	463.0	—	1,462.2

Long-term debt	—	2.2	922.1	8.0	0.2	—	932.5
Intercompany accounts payable	10.6	—	4,003.6	—	—	(4,014.2)	—
Intercompany notes payable	1,155.7	851.6	1,217.1	1,742.0	3,793.0	(8,759.4)	—
Long-term discontinued operations liability	—	764.7	—	—	—	—	764.7
Other long-term liabilities	—	49.8	62.0	70.0	216.3	—	398.1

Total liabilities	1,215.3	2,029.8	6,330.4	2,283.1	4,472.5	(12,773.6)	3,557.5

Class A common stock	2.0	—	—	—	—	(0.3)	1.7
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary preferred stock	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	—	—	—	348.6	(348.6)	—
Capital in excess of par value	3,365.0	—	753.9	1,455.0	2,561.0	(8,134.9)	—
Retained earnings	1,511.3	94.4	2,778.8	1,342.3	4,381.8	(7,173.2)	2,935.4
Accumulated other non- owner changes in equity	(197.4)	(143.7)	(294.4)	(50.5)	(363.5)	719.8	(329.7)

Total shareholders’ equity	4,682.0	(49.3)	3,238.3	2,746.8	7,253.4	(15,263.8)	2,607.4

Total liabilities and shareholders’ equity	$5,897.3	$1,980.5	$9,568.7	$5,029.9	$11,725.9	$(28,037.4)	$6,164.9

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2009
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(21.5)	$11.4	$25.2	$132.4	$228.6	$—	$376.1

Cash flows from investing activities:
Proceeds from short-term investments	—	—	9.3	—	—	—	9.3
Capital expenditures	—	—	(11.5)	(18.7)	(25.7)	—	(55.9)
Cash paid for acquired businesses	—	—	(10.9)	(7.9)	(3.4)	—	(22.2)
Investments in affiliates	(0.1)	(0.2)	(0.2)	—	—	0.5	—
Loans to affiliates	—	—	(154.8)	—	(746.7)	901.5	—
Repayments of loans from affiliates	—	—	189.2	—	597.2	(786.4)	—
Dividends from affiliates	—	—	66.8	9.8	5.3	(81.9)	—
Proceeds from sales of property, plant and equipment	—	—	—	—	1.1	—	1.1

Net cash provided by (used in) investing activities	(0.1)	(0.2)	87.9	(16.8)	(172.2)	33.7	(67.7)

Cash flows from financing activities:
Repayments of debt	—	—	—	(8.0)	(13.9)	—	(21.9)
Borrowings from affiliates	826.6	—	46.7	—	28.2	(901.5)	—
Repayments of loans to affiliates	(702.8)	—	(47.5)	—	(36.1)	786.4	—
Other intercompany financing activities	76.4	(11.2)	20.9	(103.1)	17.0	—	—
Dividends	(84.0)	—	—	—	—	—	(84.0)
Dividends paid to affiliates	(72.1)	—	—	—	(9.8)	81.9	—
Purchases of common shares	(26.0)	—	—	—	—	—	(26.0)
Excess tax benefits from stock options and awards	—	—	(2.1)	—	—	—	(2.1)
Issuance of stock	—	—	—	—	0.5	(0.5)	—
Proceeds from exercise of stock options	3.5	—	—	—	—	—	3.5

Net cash provided by (used in) financing activities	21.6	(11.2)	18.0	(111.1)	(14.1)	(33.7)	(130.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	13.5	—	13.5

Increase in cash and cash equivalents	—	—	131.1	4.5	55.8	—	191.4
Cash and cash equivalents, beginning of period	—	—	81.6	1.3	175.9	—	258.8

Cash and cash equivalents, end of period	$—	$—	$212.7	$5.8	$231.7	$—	$450.2

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2008
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(21.6)	$(22.4)	$(7.7)	$29.5	$287.5	$—	$265.3

Cash flows from investing activities:
Proceeds from short-term investments	—	—	41.3	—	—	—	41.3
Proceeds from cash restricted for business acquisitions	—	—	—	—	290.1	—	290.1
Capital expenditures	—	—	(6.5)	(22.9)	(28.5)	—	(57.9)
Cash paid for acquired businesses	—	—	—	—	(269.6)	—	(269.6)
Investments in affiliates	—	—	(13.0)	(3.1)	—	16.1	—
Loans to affiliates	(184.4)	—	(404.1)	—	(581.2)	1,169.7	—
Repayments of loans from affiliates	253.1	—	234.8	—	408.5	(896.4)	—
Dividends from affiliates	—	—	69.0	—	—	(69.0)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.3	0.7	—	1.0

Net cash provided by (used in) investing activities	68.7	—	(78.5)	(25.7)	(180.0)	220.4	4.9

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	297.6	—	—	—	297.6
Debt issuance costs	—	—	(0.5)	—	—	—	(0.5)
Proceeds from debt derivatives	—	—	0.5	—	—	—	0.5
Repayments of debt	—	(100.0)	(138.9)	—	(60.2)	—	(299.1)
Borrowings from affiliates	838.0	112.0	31.4	3.1	185.2	(1,169.7)	—
Repayments of loans to affiliates	(601.3)	—	(97.2)	(3.0)	(194.9)	896.4	—
Other intercompany financing activities	4.5	10.4	109.4	1.7	(135.2)	9.2	—
Dividends	(82.8)	—	—	—	—	—	(82.8)
Dividends paid to affiliates	(69.0)	—	—	—	—	69.0	—
Purchases of common shares	(147.0)	—	(135.9)	—	—	—	(282.9)
Excess tax benefits from stock options and awards	—	—	3.4	—	—	—	3.4
Issuance of stock	—	—	—	—	16.1	(16.1)	—
Proceeds from exercise of stock options	9.2	—	10.8	—	—	(9.2)	10.8

Net cash provided by (used in) financing activities	(48.4)	22.4	80.6	1.8	(189.0)	(220.4)	(353.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	4.7	—	4.7

Increase (decrease) in cash and cash equivalents	(1.3)	—	(5.6)	5.6	(76.8)	—	(78.1)
Cash and cash equivalents, beginning of period	1.3	—	23.1	(1.1)	209.5	—	232.8

Cash and cash equivalents, end of period	$—	$—	$17.5	$4.5	$132.7	$—	$154.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements. These statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and the financial condition indicated in these forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: market and economic conditions, competitive pressures, volatility of raw material prices, our ability to develop and introduce new products, our ability to implement revenue growth plans and cost-reduction programs, mergers and acquisitions and their implementations, implementation of manufacturing rationalization programs, changes in legislation and regulations (including changes in tax laws), changes in financial markets including currency exchange rate fluctuations, and our ability to resolve potential liabilities and insurance recoveries resulting from Pneumo-Abex related asbestos claims.
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
Recent Developments
     In June 2009, our Board of Directors approved moving Cooper’s place of incorporation from Bermuda to Ireland. This move is part of a reorganization that created a newly formed Irish company, Cooper Industries plc. We completed the first step in this reorganization by establishing our tax residency in Ireland in December 2008. On August 31, 2009, shareholders will be asked to vote in favor of completing the reorganization at a Special Shareholders Meeting. If conditions are satisfied, including approval by both shareholders and the Supreme Court of Bermuda, Cooper Industries plc then will replace Cooper Industries Ltd. as the ultimate parent company. We have filed with the Securities and Exchange Commission (“SEC”) and mailed to shareholders a proxy statement containing important information regarding the reorganization, which all shareholders are urged to read.
     We believe incorporating in Ireland will offer increased strategic flexibility and operational benefits as we continue to expand the growing international portion of our business. We do not expect the reorganization will have any material impact on our financial results. Upon completion of the reorganization, we will continue to be subject to United States SEC reporting requirements, and we expect that our common shares will continue to be listed on the New York Stock Exchange under the symbol CBE.

Results of Operations
Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008
     Net income for the second quarter of 2009 was $89.3 million on revenues of $1,269.8 million compared with 2008 second quarter net income of $161.9 million on revenues of $1,724.3 million. Second quarter 2009 diluted earnings per share decreased 42% to $.53 from $.92 in 2008. During the second quarter of 2009, reported net income was reduced by restructuring charges of $10.4 million or $.05 per share. During the second quarter of 2008, restructuring charges and currency related losses of $13.0 million decreased earnings by $.05 per share.
Revenues:
     Revenues for the second quarter of 2009 decreased 26.4% compared to the second quarter of 2008. The impact of currency translation decreased reported revenues by 3.5% for the quarter.
     Electrical Products segment revenues decreased 25.1% compared to the second quarter of 2008. The impact of unfavorable currency translation decreased reported revenues by 3.2% and acquisitions increased reported revenues 0.1% for the quarter. The widening global recession resulted in weakness in all markets for the Electrical Products segment, especially the North American and Western European markets.
     Tools segment revenues for the second quarter of 2009 decreased 35.3% from the second quarter of 2008. Unfavorable currency translation decreased revenues by 5.8% over the second quarter of 2008. Continuing lower revenues from declining retail market activity, weaker demand in the North American and Western European industrial markets and lower requirements for assembly systems for the light passenger vehicle markets drove the reduction in revenue.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 69.7% for the second quarter of 2009 compared to 67.0% for the comparable 2008 quarter. The increase in the cost of sales percentage resulted from negative leverage on fixed costs due to lower demand for products and additional production curtailments to reduce overall inventory levels to align with lower market demands.
     Electrical Products segment cost of sales, as a percentage of revenues, was 69.1% for the second quarter of 2009 compared to 66.4% for the second quarter of 2008. The increase in cost of sales as a percentage of revenues in comparison to the prior year second quarter was due to negative leverage of fixed costs from reduced demand due to the global market slowdown and additional actions taken to adjust inventory levels to current lower market conditions. Tools segment cost of sales, as a percentage of revenues, was 75.1% for the second quarter of 2009 compared to 70.6% for the second quarter of 2008. The increase in the cost of sales percentage was driven by unfavorable leverage of fixed costs due to lower production volumes and further actions taken to adjust inventory levels to market conditions.
     Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2009 was 19.6% compared to 18.2% for the second quarter of 2008. The increase in percentage is reflective of the reduced revenue levels offset by cost reduction actions taken to align the overall selling and administrative expenses with current and projected market demand.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues for the second quarter of 2009, was 17.3% compared to 16.5% for the second quarter of 2008. The increase in percentage reflects the impact of 25% lower comparable revenue levels for the second quarter 2009 which impact was partially offset by cost reduction actions taken during the fourth quarter of 2008 and continued in the first half of 2009 to adjust segment selling and administrative expenses to global market conditions.

     Tools segment selling and administrative expenses, as a percentage of revenues for the second quarter of 2009, was 22.9% compared to 19.0% for the second quarter of 2008. The increase in selling and administrative expenses, as a percentage of revenues, was driven by the 35% reduction in comparable second quarter 2009 revenues partially offset by cost reduction actions implemented for the segment.
     Net interest expense in the second quarter of 2009 decreased $2.0 million from the 2008 second quarter, primarily as a result of lower average debt balances. Average debt balances were $1.22 billion and $1.43 billion and average interest rates were 5.33% and 5.51% for the second quarter of 2009 and 2008, respectively.
Operating Earnings:
     Electrical Products segment second quarter 2009 operating earnings decreased 41% to $153.5 million from $259.0 million for the same quarter of last year. The decrease resulted from the reduced global market demand and adjustments to production volumes to align with the current market demand. The Electrical Products segment continues its investment in productivity initiatives which include manufacturing productivity improvements, product redesign and selling and administrative expense reductions to improve operating earnings in addition to continuing review of additional restructuring actions.
     Tools segment second quarter 2009 operating earnings was $2.9 million compared to operating earnings of $22.3 million in the second quarter of 2008. The decrease resulted from the impact of lower unit volumes and further curtailment of production volumes to adjust inventory levels to current and forecasted market demand. The Tools segment continues its investment in productivity initiatives to improve operating earnings in addition to continuing review of additional restructuring actions.
     General Corporate expense decreased $6.3 million to $21.0 million during the second quarter of 2009 compared to $27.3 million during the same period of 2008. General Corporate expense included currency related losses of $5.4 million in 2008. The remaining decrease primarily related to actions taken to reduce General Corporate expense in response to the reduced global market demand for Cooper products.
Restructuring:
     In the second quarter of 2009, Cooper recorded a pre-tax restructuring charge of $10.4 million primarily for severance costs as a result of management’s on-going assessment of its operational cost structure in consideration of the continued challenging market conditions and anticipated future market levels. An incremental total of 219 hourly and 259 salary positions are being eliminated as a result of the second quarter 2009 restructuring actions to reduce Cooper’s workforce. See Note 2 of the Notes to the Consolidated Financial Statements.
Income Taxes:
     The effective tax rate was 17.8% for the three months ended June 30, 2009 and 29.0% for the three months ended June 30, 2008. This decrease is primarily related to lower earnings in 2009 without a corresponding decrease in projected tax benefits.

Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008
     Income from continuing operations for the first six months of 2009 was $170.5 million on revenues of $2,526.6 million compared with 2008 first half net income of $315.3 million on revenues of $3,270.4 million. First half diluted earnings per share from continuing operations was $1.01 in 2009, compared to $1.77 in 2008. During the first half of 2009, income from continuing operations was reduced by restructuring charges of $19.2 million or $.09 per share. Income from continuing operations for the first half of 2009 was favorably impacted by discrete tax items related to foreign taxes which improved earnings by $.05 per share. During the first half of 2008, net income was reduced by restructuring charges of $7.6 million or $.03 per share. Discrete tax items for the first six months of 2008 favorably impacted earnings by $.02 per share.
Revenues:
     Revenues for the first six months of 2009 decreased 22.7% compared to the first six months of 2008. The impact of acquisitions increased comparable revenues for the first six months of 2009 by 0.9% with currency translation decreasing revenues by 4.0% for the six month period.
     Electrical Products segment revenues for the first six months of 2009 decreased 21.2% compared to the first half of 2008. The impact of acquisitions increased revenue by 1.1% and currency translation had a 3.6% unfavorable effect on revenues in the first half of the year. Revenue declines were a result of the global recession in all markets for the Electrical Products segment, especially for distribution channels impacted by the overall reduced demand and actions taken by the distributors to reduce the inventory levels in the channel.
     Tools segment revenues for the first six months of 2009 decreased 33.6% compared to the first half of 2008. Unfavorable currency translation impact on revenues for the first six months of 2009 was 6.5%. Revenues declined as the segment continued to see weak global demand in all markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 70.0% for the first six months of 2009 compared to 66.6% for the comparable 2008 period. The increase in the cost of sales percentage primarily resulted from negative leverage on fixed costs due to lower demand for products and additional production curtailments to reduce overall inventory levels to align with slowing market demands.
     Electrical Products segment cost of sales, as a percentage of revenues, was 69.4% for the first six months of 2009 compared to 66.1% for the first half of 2008. The increase in cost of sales as a percentage of revenues in comparison to the prior year six month period was primarily due to negative leverage of fixed costs from the 21% decline in revenues due to the global market slowdown and additional actions taken to adjust inventory levels to current lower market conditions.
     Tools segment cost of sales, as a percentage of revenues, was 76.4% for the first half of 2009 compared to 69.8% for the same period of 2008. The increase in the cost of sales percentage was driven by unfavorable leverage of fixed costs due to lower production volumes and further actions taken to adjust inventory levels to market conditions.
     Selling and administrative expenses, as a percentage of revenues, for the first six months of 2009 was 20.0% compared to 18.8% for the first half of 2008. The increase in percentage is reflective of the reduced revenue levels offset partially by cost reduction actions taken to align the overall selling and administrative expenses with current and projected market demand.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2009 was 17.6% compared to 17.1% for the first half of 2008. The increase in percentage reflects the impact of 21% lower comparable revenue levels for the six month period in 2009 which impact was nearly offset by cost reduction actions taken to adjust segment selling and administrative expenses to global market conditions.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the first six months of 2009 was 24.0% compared to 20.3% for the first six months of 2008. The increase in selling and administrative expenses, as a percentage of revenues, was driven by the 34% reduction in comparable six months 2009 revenues partially offset by cost reduction actions implemented for the segment.
     Net interest expense for the first six months of 2009 decreased $1.7 million from the 2008 first six months primarily as a result of lower average debt balances partially offset by lower interest earned on cash invested. Average debt balances were $1.22 billion and $1.41 billion and average interest rates were 5.34% and 5.27% for the first six months of 2009 and 2008, respectively.
Operating Earnings:
     Electrical Products segment first half 2009 operating earnings decreased 39% to $293.5 million from $482.5 million for the same period of last year. The decrease primarily resulted from the reduced global market demand and adjustments to production volumes to align with the lower market demand.
     Tools segment first half 2009 operating loss was $1.0 million compared to operating earnings of $39.5 million in the same period of 2008. The decrease resulted from the impact of lower unit volumes and further curtailment of production volumes to adjust inventory levels to current and forecasted market demand.
     General Corporate expense decreased $3.6 million to $42.0 million during the first six months of 2009 compared to $45.6 million during the same period of 2008. The decrease primarily related to lower stock and incentive compensation expense and actions taken to reduce General Corporate expense in response to the reduced global market demand for Cooper products.
Restructuring:
     At December 31, 2008, Cooper had an accrual of $29.7 million for future cash expenditures related to its fourth quarter 2008 restructuring actions. The fourth quarter 2008 restructuring actions included the elimination of 1,314 hourly and 930 salaried positions.
     In the first six months of 2009, Cooper recorded pre-tax restructuring charges of $19.2 million related to additional employment reductions and certain facility closures as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. An incremental total of 559 hourly and 568 salary positions are being eliminated as a result of the 2009 restructuring actions to reduce Cooper’s workforce.
     During the first six months of 2009, Cooper expended $24.0 million in cash related to its fourth quarter 2008 restructuring actions and an additional $11.7 million for the first half 2009 restructuring actions. At June 30, 2009, Cooper has an accrual for future cash expenditures related to the restructuring actions of $13.2 million. The related cash payments will be substantially completed in 2009.
     As part of the restructuring actions, Cooper has approved the closure of nine factories and warehouses, five of which have been completed at the end of the second quarter 2009. Of the remaining facility closures, two are expected to be completed by the end of 2009 with the remaining two factory closures expected to be substantially completed in the first half of 2010. Cooper expects to incur incremental restructuring charges in the range of approximately $15 to $21 million associated with the completion of planned restructuring activities as the actions are implemented over the next year. See Note 2 of the Notes to the Consolidated Financial Statements.

     Cooper estimates the restructuring actions taken in the fourth quarter of 2008 and the first half of 2009 have reduced operating costs by approximately $33 million during the first six months of 2009 and anticipates these actions will reduce operating costs by approximately $50 million in the remainder of 2009. Cooper expects to realize approximately $10 million of sequential benefits in 2010 from the restructuring actions taken to date.
Income Taxes:
     The effective tax rate was 14.7% for the six months ended June 30, 2009 and 27.6% for the six months ended June 30, 2008. Cooper reduced income taxes expense by $8.4 million and $4.6 million in the first six months of 2009 and 2008, respectively, for discrete tax items primarily related to foreign taxes. Excluding the impacts of the discrete items, Cooper’s effective tax rate would have been 18.9% for the six months ended June 30, 2009 and 28.7% for the first six months of 2008. The decrease in Cooper’s 2009 effective tax rate compared to 2008, adjusted for the aforementioned discrete items, is primarily related to a decrease in taxable earnings in 2009 without a corresponding decrease in projected tax benefits.
Income Related to Discontinued Operations:
     During the first quarter of 2009, Cooper recognized a gain from discontinued operations of $18.9 million, net of a $12.0 million income tax expense (or $.11 per diluted share) related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The income resulted from negotiated insurance settlements consummated in the first quarter of 2009 that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. The timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation. See Note 16 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) decreased $121.8 million during the first six months of 2009. A $109.9 million decrease in receivables and a $94.6 million decrease in inventories, partially offset by a $82.7 million decrease in accounts payable, were driven primarily by a 23% decrease in sales and aggressive actions to right size Cooper’s businesses for current market conditions. Cooper’s operating working capital at June 30, 2009 was approximately 26% lower than at June 30, 2008 as operating working capital levels were adjusted to the current lower operating levels. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the first six months of 2009 was 4.6 turns as compared to the 5.1 turns reported for the same period of 2008.
     Cash provided by operating activities was $376.1 million during the first six months of 2009. This cash, plus $9.3 million from redemption of short-term investments and $3.5 million of cash received from stock option exercises, significantly exceeded the funds utilized to fund capital expenditures of $55.9 million, acquisitions of $22.2 million, dividends of $84.0 million, debt repayments of $21.9 million and share purchases of $26.0 million.
     Cash provided by operating activities was $265.3 million during the 2008 first half. This cash, plus $297.6 million of proceeds from issuances of debt, $290.1 million of proceeds from cash previously restricted, $41.3 million from redemption of short-term investments, $10.8 million of cash received from stock option exercises and an additional $78.1 million of cash and cash equivalents, was primarily used to fund capital expenditures of $57.9 million, acquisitions of $269.6 million, dividends of $82.8 million, debt repayments of $299.1 million and share purchases of $282.9 million.

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
     Cooper’s financial position and liquidity remains strong as the global economic recession continues. It is likely that most markets that Cooper services will continue to have weak demand in the near term. While the length and depth of the recession and a recovery are not predictable, Cooper is proactively adjusting our cost structure. In this regard, in the fourth quarter of 2008, Cooper implemented contingency plans to reduce our cost structure and recognized a restructuring charge of $35.7 million primarily related to reductions in our workforce in excess of 2,200 employees. In the first six months of 2009, Cooper further reduced its workforce by over 1,100 additional employees and recognized restructuring charges of $19.2 million. Cash flows from operating activities for the first six months of 2009 are reduced by the $35.7 million expended in connection with the restructuring actions. At June 30, 2009, Cooper had a $13.2 million accrual related to these activities for which the related cash payments will be substantially completed in 2009. As part of the restructuring actions, Cooper has approved the closure of nine factories and warehouses, five of which have been completed at the end of the second quarter 2009. Of the remaining facility closures, two are expected to be completed by the end of 2009 with the remaining two factory closures expected to be substantially completed in the first half of 2010. Cooper expects to incur incremental restructuring charges in the range of approximately $15 to $21 million associated with the completion of planned restructuring activities as the actions are implemented over the next year, with approximately $10 million expected during the third quarter of 2009. See Note 2 of the Notes to the Consolidated Financial Statements for further information.
     Cooper has $275 million of long-term debt that matures in November 2009. Cooper currently anticipates that it will annually generate in excess of $500 million in cash flow available for acquisitions, debt repayments, dividends and common stock repurchases during 2009 and currently has adequate cash to repay the long-term debt maturing in November 2009.
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 30.4% at June 30, 2009, 32.1% at December 31, 2008 and 31.6% at June 30, 2008.
     At June 30, 2009 and December 31, 2008, Cooper had cash and cash equivalents of $450.2 million and $258.8 million, respectively and short-term investments of $12.6 million and $21.9 million, respectively. At June 30, 2009 and December 31, 2008, Cooper had short-term debt of $11.8 million and $25.6 million, respectively.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. At June 30, 2009, Cooper has $513 million of committed credit facilities, of which $13 million matures in September 2009 and $500 million matures in November 2009. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facilities.

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
     Cooper is currently negotiating a new $350 million committed credit facility for a term of three years and anticipates the new facility to be in place in August 2009. However, there can be no assurance that a new facility will be negotiated in that time, or at all, and it is likely that the terms of the new facility will not be as attractive as in the existing facility that expires in November 2009.
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
     Even though the commercial paper markets have been stable and conducive to issuances during the first six months of 2009, the continued volatility in the credit and financial markets could result in the commercial paper markets not being conducive to the issuance of commercial paper or, if issued, the commercial paper may not be at reasonably attractive interest rates. See further discussion above under Liquidity.
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
     Cooper has goodwill of $2.65 billion and $2.57 billion at June 30, 2009 and December 31, 2008, respectively. Cooper records goodwill related to business acquisitions when the purchase price exceeds the fair value of identified assets and liabilities acquired. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is subject to an annual impairment test. Cooper has designated January 1 as the date of its annual goodwill impairment test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. Cooper has identified eight reporting units for which goodwill is tested for impairment.
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
     The primary technique we utilize in estimating the fair value of our reporting units is discounted cash flow analysis. Discounted cash flow analysis requires us to make various judgments, estimates and assumptions, many of which are interdependent, about future sales, operating margins, growth rates, capital expenditures, working capital and discount rates. In addition to estimating the fair value of each of our reporting units using discounted cash flow analysis, we compare the sum of the fair values of our reporting units that resulted from the discounted cash flow analysis to our market capitalization to determine that our estimates of reporting unit fair value are reasonable.
     The starting point for the assumptions used in our discounted cash flow analysis is the annual long range financial forecast. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, customer needs and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long range financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.
     The long range financial forecast is typically completed in the third quarter of each year, and it serves as the primary basis for our estimate of reporting unit fair values used in our annual impairment tests, absent significant changes in our outlook on future results. In the fourth quarter of 2008, the global financial and credit crisis and economic slowdown impacted the near-term outlook for the majority of our businesses. As a result, we revised the operating plans and discounted cash flows included in our initial long range financial forecast for each reporting unit to reflect our most current assessment of estimated fair value for purposes of the January 1, 2009 goodwill impairment test.
     In determining the fair value of our reporting units at January 1, 2009, we were required to make significant judgments and estimates regarding the expected severity and duration of the current economic slowdown. We forecasted revenues for Electrical Products’ reporting units to decline in 2009 in the range of 1% to 16% with an average reduction of 11%. We forecasted Tools revenues to decline in 2009 by 24%. The forecast assumptions for 2010 anticipate a recovery to begin in certain markets and realization of certain benefits from cost reduction actions taken in late 2008 and early 2009 to reduce our overall cost structure. Our forecasted revenue amounts in 2011 are approximately 7% above the actual 2008 revenue levels for Electrical Products and approximately 4% lower than 2008 for Tools. In developing our forecast, we considered the historical operating results achieved in each of our businesses. Over the three year period through 2008, Electrical Products revenues increased annually in the range of 11% to 15%. Tools revenues increased approximately 4% in 2006 and 5% in 2007 and declined approximately 4% in 2008. During the three year period through 2008, Cooper achieved compounded annual growth in earnings from continuing operations of over 15% (2006 – 24%; 2007 – 20%; 2008 – 8%) and free cash flow in excess of earnings from continuing operations.
     We estimate a 3% annual growth rate beyond 2011 to arrive at a “normalized” residual year representing the perpetual cash flows of each reporting unit. The forecasted 3% annual growth rate is less than Cooper’s historical annual growth rate achieved in the prior three and five year periods through 2008. The residual year cash flow was capitalized to arrive at the terminal value of the reporting units. Utilizing a discount rate of 11% for each reporting unit, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value of the reporting units. We assumed a discount rate of 11% in our discounted cash flow analysis at January 1, 2009 compared to a 10% discount rate used at January 1, 2008. In determining the appropriate discount rate, we considered the weighted average cost of capital for comparable companies.
     Due to the effects of the current economic slowdown on our operations, we determined that, although the estimated fair value significantly exceeded the carrying value for each of our reporting units as of January 1, 2009, the margin by which the estimated fair value exceeded carrying value was smaller than the prior year. If the current economic downturn worsens or does not recover as we have projected, the estimated fair values of our reporting units could decrease.

     The following table provides information for each of Cooper’s eight reporting units.

$ in millions
					Percentage
					Reduction
		Fair Value		Fair Value	Required to
		in Excess		in Excess	Reduce 1/1/09
		of Carrying	Goodwill	of Carrying	Estimated Fair
	Goodwill at	Value at	at 12/31/08	Value at	Value to
Reporting Unit	12/31/07 (2)	1/1/08 (1)	(2)	1/1/09 (1)	Carrying Value
B-Line	$319.8	39%	$303.4	88%	47%
Bussmann	337.3	117%	337.8	65%	39%
Crouse-Hinds	213.0	372%	362.8	192%	66%
Lighting	367.8	124%	362.1	93%	48%
Wiring Devices	81.7	144%	82.7	72%	42%
Power Systems	429.3	201%	443.1	85%	46%
Safety	484.2	48%	374.0	35%	26%
Tools	307.2	107%	301.4	35%	26%

(1)	Expressed as a percentage of carrying value.

(2)	There were no changes in the allocation of goodwill between reporting units. The changes in goodwill are due to the effect of acquisitions and translation.
     In addition to estimating the fair value of each of our reporting units using the discounted cash flow analysis as described above, we compared the sum of the fair values of our reporting units that resulted from the discounted cash flow analysis to our market capitalization to determine that our estimates of reporting unit fair value were reasonable. As of December 31, 2008, our equity market capitalization was approximately $5.1 billion, compared to the $2.6 billion book value of equity.
     The above table reflects the percentage reduction in estimated fair value required to reduce the January 1, 2009 fair value estimates to the respective reporting unit’s carrying value. To evaluate the sensitivity of the fair value calculations and to address the uncertainty inherent in estimating the fair values of our reporting units, we applied a range of discount rates and long-term cash flow growth assumptions. Discount rates applied ranged from 9% to 13% with long-term cash flow growth assumptions ranging from 2% to 4%. Under this range of assumptions, only one scenario would reduce the fair value of a reporting unit below its carrying value (with the fair value approximately 1% below its carrying value). If the current economic downturn worsens or the projected recovery is significantly delayed beyond our projections, it is possible the estimated fair values of certain reporting units could decrease such that the second step of the goodwill impairment test must be completed.
     There are significant inherent uncertainties and management judgment involved in estimating the fair value of each reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that a material change could occur. If actual results are not consistent with our current estimates and assumptions, or if changes in macroeconomic conditions outside the control of management change such that it results in a significant negative impact on our estimated fair values, we may be required to perform the second step of the impairment test for one or more of our reporting units, which could result in a material impairment of our goodwill.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of June 30, 2009, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2008.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	June 30,
	2009	2008
	(in millions)
Electrical Products	$586.2	$798.7
Tools	52.8	87.2

	$639.0	$885.9

Item 4.	Controls and Procedures
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
PART II – OTHER INFORMATION

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
     Please refer to the “Risk Factors” section in our Annual Report on Form 10-K for discussion of risks to which our business, financial condition, results of operations and cash flows are subject. Other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Risks relating to our plans to change Cooper’s jurisdiction of incorporation from Bermuda to Ireland.
     On June 9, 2009 we announced that the Board of Directors unanimously approved moving Cooper’s place of incorporation from Bermuda to Ireland. On July 16, 2009, we filed a Definitive Proxy Statement with the SEC to convene a Special Shareholders’ Meeting on August 31, 2009, in order to seek approval for the reincorporation and to approve a proposal to create “distributable reserves”, which are required under Irish law in order to permit us to continue to pay quarterly dividends and repurchase shares after completion of the reincorporation. Pursuant to the reincorporation, Cooper Industries plc (a newly formed Irish company) would replace Cooper Industries, Ltd. as the ultimate parent of the Cooper group of companies. Following is a discussion of various risk factors relating to the proposed reincorporation. For a further discussion of the risk factors, please refer to the “Risk Factors” section in the Definitive Proxy Statement.
The market for the Cooper Industries plc shares may differ from the market for the Cooper Industries, Ltd. shares, and Cooper Industries shares will likely be removed as a component of the Standard & Poor’s 500 Index and may be removed from other indices or certain other funds.
     We intend to list the Cooper Industries plc ordinary shares on the NYSE under the symbol “CBE,” the same trading symbol as the Cooper Industries, Ltd. Class A common shares. The market price, trading volume or volatility of the Cooper Industries plc shares could be different than those of the Cooper Industries, Ltd. Class A common shares.
     Our shares currently are a component of the Standard & Poor’s 500 Index and other indices. Based on current S&P guidelines, we believe it is likely that S&P would remove our shares as a component of the S&P 500 in connection with the reincorporation. Cooper Industries’ shares may also be removed from other indices. Although we are uncertain as to whether and when S&P would take this action, we do not believe that it would be effective until after the special court-ordered meeting that will follow the Special

Shareholders’ Meeting to vote on the reincorporation. S&P has removed the shares of certain companies that recently changed their jurisdictions of incorporation from the Cayman Islands to Switzerland and from Bermuda to Ireland. Similar issues could arise with respect to whether our shares will continue to be included as a component in other indices or funds that may impose a variety of qualifications that could be affected by the reincorporation. If our shares are removed as a component of the S&P 500 or other indices or no longer meet the qualifications of such funds, institutional investors that are required to track the performance of the S&P 500 or such other indices or the funds that impose those qualifications would be required to sell their shares, which we expect would adversely affect the price of our shares. Any such adverse impact on the price of our shares could be magnified by the current heightened volatility in the financial markets. We may continue to repurchase shares in the open market from time to time under various authorizations, based on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments; accordingly, we may or may not participate in the market at or around the time that S&P or other indices or funds take any actions.
Legislative and regulatory action could materially and adversely affect us regardless of whether we complete the reincorporation.
     Legislative and regulatory action may be taken in the U.S. which, if ultimately enacted, could override tax treaties upon which we rely or broaden the circumstances under which we would be considered a U.S. resident regardless of whether we complete the reincorporation, each of which could materially and adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate.
     In addition, there continues to be negative publicity regarding, and criticism of, companies that conduct substantial business in the U.S. but are domiciled in countries that do not have tax treaties with the United States, like Bermuda. We cannot assure you that moving our jurisdiction of incorporation to Ireland will eliminate the risk that we may be subject to similar criticism.
The reincorporation may not allow us to maintain a competitive worldwide effective corporate tax rate.
     We believe that the reincorporation should improve our ability to maintain a competitive worldwide effective corporate tax rate. We cannot give any assurance as to what our effective tax rate will be after the reincorporation, however, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from this expectation and that variance may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
If the Class A common shareholders of Cooper Industries, Ltd. do not approve the distributable reserves proposal, Cooper Industries plc may not have sufficient distributable reserves to pay dividends (or to repurchase shares) following the reincorporation. In addition, there is no guarantee that Irish High Court approval of the creation of distributable reserves will be forthcoming.
     Under Irish law, dividends must be paid (and share repurchases must generally be funded) out of “distributable reserves,” which Cooper Industries plc will not have immediately following the reincorporation. If the reincorporation is approved, Class A common shareholders of Cooper Industries, Ltd. also will be asked at the special court-ordered meeting to approve the reduction of the share premium of Cooper Industries plc to allow the creation of distributable reserves, in order to permit us to continue to pay quarterly dividends (and repurchase shares) after the reincorporation. The approval of the distributable reserves proposal is not a condition to the consummation of the reincorporation. Accordingly, if the Class A common shareholders of Cooper Industries, Ltd. approve the reincorporation but do not approve the distributable reserves proposal, and the reincorporation is consummated, Cooper Industries plc may not have sufficient distributable reserves to pay dividends (or to repurchase shares) following the reincorporation.
     In addition, the creation of distributable reserves requires the approval of the Irish High Court. Although we are not aware of any reason why the High Court would not approve the creation of distributable reserves, the issuance of the required order is a matter for the discretion of the High Court and there is no guarantee that such approval will be forthcoming.
As a result of increased shareholder voting requirements in Ireland relative to Bermuda, we will have less flexibility with respect to certain aspects of capital management than we now have.
     Under Bermuda law, our directors may issue, without shareholder approval, any common shares authorized in our memorandum of association that are not issued. Irish law allows our shareholders to authorize share capital to be issued by our board of directors without further shareholder approval, but this authorization must be renewed by the shareholders every five years and we cannot guarantee that this authorization will always be approved. Additionally, subject to specified exceptions, including the opt-out described in Cooper Industries plc’s articles of association, Irish law grants statutory pre-emptive rights to existing shareholders to subscribe for new issuances of shares for cash. This opt-out must also be renewed by the shareholders every five years and we cannot guarantee that the opt-out of pre-emptive rights will always be approved. Cooper Industries, Ltd. is, and Cooper Industries plc will be, subject to the rules of the New York Stock Exchange that require shareholder approval of certain share issuances. While we do not believe that the differences between Bermuda law and Irish law relating to our capital management will have an adverse effect on the Company, we cannot assure you that situations will not arise where the flexibility we now have in Bermuda would have provided benefits to our shareholders.
After the reincorporation, a future transfer of Cooper Industries plc shares may be subject to Irish stamp duty.
     A transfer of Cooper Industries plc shares from a seller who holds shares beneficially to a buyer who holds the acquired shares beneficially will not be subject to Irish stamp duty. A transfer of Cooper Industries plc shares by a seller who holds shares directly to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer.
     We currently intend to pay stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases Cooper may, in its absolute discretion, pay any stamp duty. Cooper Industries plc’s articles of association as they will be in effect after the reincorporation provide that, in the event of any such payment, Cooper Industries plc may seek reimbursement from the buyer or seller, at its discretion.
Following Cooper Industries’ change in tax residency in December 2008, dividends received by shareholders may be subject to Irish dividend withholding tax whether or not the reincorporation is completed.
     In certain circumstances, Cooper Industries will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to its shareholders. Irish withholding tax (if any) arises in respect of dividends paid after Cooper Industries’ establishment of tax residency in Ireland, which occurred in December 2008. In the majority of cases, shareholders resident in the U.S. will not be subject to Irish withholding tax, and shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended June 30, 2009:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
As of 3/31/09				12,773,635
4/01/09 – 4/30/09	7,000	$24.86	7,000	12,766,635
5/01/09 – 5/31/09	—	$—	—	12,766,635
6/01/09 – 6/30/09	—	$—	—	12,766,635	(2)

Total	7,000	$24.86	7,000

(1)	On February 12, 2008, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper Class A common stock. On February 9, 2009, Cooper announced that the Board of Directors authorized the repurchase of ten million shares of common stock in addition to the remaining February 12, 2008 authorization, which is reflected in the above table. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2009, Cooper’s current estimate is that one million shares will be issued under equity compensation plans, which is reflected in the above table.

(2)	As of the date of this filing in 2009, Cooper had repurchased the one million shares intended to offset dilution from share issuances under equity compensation plans, as well as 262,800 additional shares under the Cooper Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2009. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.

Item 3.	Defaults Upon Senior Securities
     Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders was held on April 27, 2009 in Houston, Texas. Two proposals, as described in Cooper’s Proxy statement dated March 12, 2009, were voted upon at the meeting. The following is a brief description of the matters voted upon and the results of voting.
1.	Proposal for the election of four directors:

Ivor J. Evans	Votes For:	168,790,844 (91.19%)
	Votes Withheld:	16,321,024 (8.81%)

Kirk S. Hachigian	Votes For:	175,145,769 (94.62%)
	Votes Withheld:	9,966,099 (5.38%)

Lawrence D. Kingsley	Votes For:	183,466,082 (99.12%)
	Votes Withheld:	1,645,786 (0.88%)

James R. Wilson	Votes For:	175,648,157 (94.89%)
	Votes Withheld:	9,463,711 (5.11%)

2. Proposal to appoint Ernst & Young LLP as independent auditors for 2009:

Votes For:	183,334,534(99.14%)
Votes Against:	1,343,615(0.72%)
Votes Abstained:	233,717(0.12%)
Non votes:	0
3.	Shareholder proposal requesting Cooper to implement a code of conduct based on international labor organization human rights standards:

No shareholder or representative appeared at the annual meeting to present this shareholder proposal as required by Rule 14a-8 of the Securities Exchange Act of 1994. Accordingly, no vote on the proposal was taken at the meeting.

Item 6.	Exhibits
10.1	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the 2009 Performance Period.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2004 through 2008 and the Six Months Ended June 30, 2009 and 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries, Ltd. (Registrant)
Date: August 6, 2009	/s/ Terry A. Klebe
Terry A. Klebe, Senior Vice President and
Chief Financial Officer

Date: August 6, 2009	/s/ Rick L. Johnson
Rick L. Johnson, Vice President, Controller and
Chief Accounting Officer

Exhibit Index
Exhibit No.
10.1	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the 2009 Performance Period.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2004 through 2008 and the Six Months Ended June 30, 2009 and 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.