Form 10-Q
period 2009-09-30
Cooper Industries plc
filed 2009-11-05
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-31330
Cooper Industries plc

(Exact name of registrant as specified in its charter)

Ireland	98-0632292

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Fitzwilliam Square	Dublin 2, Ireland

(Address of principal executive offices)	(Zip Code)
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
    Yes ☐ No ☑
Number of registrant’s common shares outstanding as of September 30, 2009 was 166,830,675.

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
Signatures
Exhibit Index
EX-10.9
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES PLC
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in millions, except per share data)
Revenues	$1,286.4	$1,727.7	$3,813.0	$4,998.1
Cost of sales	876.5	1,170.0	2,646.3	3,348.1
Selling and administrative expenses	251.1	307.8	757.4	923.7
Restructuring and asset impairment charges	6.5	—	25.7	7.6

Operating earnings	152.3	249.9	383.6	718.7
Interest expense, net	15.9	17.3	47.4	50.5

Income from continuing operations before income taxes	136.4	232.6	336.2	668.2
Income taxes expense	22.1	43.4	51.4	163.7

Income from continuing operations	114.3	189.2	284.8	504.5
Income related to discontinued operations, net of income taxes	6.6	16.6	25.5	16.6

Net income	$120.9	$205.8	$310.3	$521.1

Income per common share:
Basic:
Income from continuing operations	$.68	$1.09	$1.71	$2.88
Income from discontinued operations	.04	.10	.15	.10

Net income	$.72	$1.19	$1.86	$2.98

Diluted:
Income from continuing operations	$.68	$1.08	$1.69	$2.85
Income from discontinued operations	.04	.09	.15	.09

Net income	$.72	$1.17	$1.84	$2.94

Cash dividends declared per common share	$.25	$.25	$.75	$.75

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$658.4	$258.8
Investments	3.6	21.9
Receivables	875.8	1,011.4
Inventories	502.7	641.8
Current discontinued operations receivable	13.4	17.5
Deferred income taxes and other current assets	223.9	246.5

Total current assets	2,277.8	2,197.9

Property, plant and equipment, less accumulated depreciation	709.6	728.2
Goodwill	2,635.8	2,567.3
Long-term discontinued operations receivable	166.6	174.8
Deferred income taxes and other noncurrent assets	456.8	496.7

Total assets	$6,246.6	$6,164.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$9.4	$25.6
Accounts payable	428.0	492.5
Accrued liabilities	541.7	618.7
Current discontinued operations liability	49.8	50.4
Current maturities of long-term debt	277.3	275.0

Total current liabilities	1,306.2	1,462.2

Long-term debt	922.6	932.5
Postretirement benefits other than pensions	68.7	71.2
Long-term discontinued operations liability	747.2	764.7
Other long-term liabilities	330.1	326.9

Total liabilities	3,374.8	3,557.5

Common stock, $.01 par value	1.7	1.7
Capital in excess of par value	—	—
Retained earnings	3,135.7	2,935.4
Accumulated other nonowner changes in equity	(265.6)	(329.7)

Total shareholders’ equity	2,871.8	2,607.4

Total liabilities and shareholders’ equity	$6,246.6	$6,164.9

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(in millions)
Cash flows from operating activities:
Net income	$310.3	$521.1
Adjust: Income related to discontinued operations	(25.5)	(16.6)

Income from continuing operations	284.8	504.5

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	108.1	106.8
Deferred income taxes	(13.7)	1.7
Excess tax benefits from stock options and awards	1.6	(8.6)
Restructuring and asset impairment charges	25.7	7.6
Changes in assets and liabilities: (1)
Receivables	163.4	(123.4)
Inventories	153.5	(53.6)
Accounts payable and accrued liabilities	(156.9)	28.8
Discontinued operations assets and liabilities, net	35.9	6.9
Other assets and liabilities, net	36.0	99.1

Net cash provided by operating activities	638.4	569.8

Cash flows from investing activities:
Proceeds from short-term investments	19.1	56.4
Proceeds from cash restricted for business acquisitions	—	290.1
Capital expenditures	(70.8)	(95.5)
Cash paid for acquired businesses	(21.8)	(270.8)
Proceeds from sales of property, plant and equipment and other	1.4	(0.9)

Net cash used in investing activities	(72.1)	(20.7)

Cash flows from financing activities:
Proceeds from issuance of debt	—	297.6
Debt issuance costs	(1.7)	(0.6)
Proceeds from debt derivatives	—	0.5
Repayments of debt	(24.6)	(380.0)
Dividends	(125.7)	(126.9)
Purchases of common shares	(26.0)	(325.2)
Excess tax benefits from stock options and awards	(1.6)	8.6
Proceeds from exercise of stock options and other	4.5	17.0

Net cash used in financing activities	(175.1)	(509.0)
Effect of exchange rate changes on cash and cash equivalents	8.4	(12.2)

Increase in cash and cash equivalents	399.6	27.9
Cash and cash equivalents, beginning of period	258.8	232.8

Cash and cash equivalents, end of period	$658.4	$260.7

(1)	Net of the effects of acquisitions and translation.
The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Accounting Policies
     Basis of Presentation - The consolidated financial statements of Cooper Industries plc (formerly Cooper Industries, Ltd.), an Irish company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.
     In June 2009, our Board of Directors approved moving Cooper’s place of incorporation from Bermuda to Ireland. This move is part of a reorganization that created a newly formed Irish company, Cooper Industries plc. We completed the first step in this reorganization by establishing our tax residency in Ireland in December 2008. At a Special Shareholders Meeting on August 31, 2009, shareholders voted in favor of completing the reorganization pursuant to which all Cooper Industries, Ltd. Class A common shares held by public shareholders would be cancelled and all holders of such shares would receive ordinary shares of Cooper Industries plc on a one-for-one basis. The reorganization transaction was completed on September 8, 2009, following approval from the Supreme Court of Bermuda, at which time Cooper Industries plc replaced Cooper Industries, Ltd. as the ultimate parent company. Shares of the Irish company, Cooper Industries plc, began trading on the New York Stock Exchange on September 9, 2009 under the symbol CBE, the same symbol under which Cooper Industries, Ltd. shares were previously traded.
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Further, in connection with preparation of the consolidated financial statements, Cooper evaluated subsequent events after the balance sheet date of September 30, 2009 through November 5, 2009, which is the date these financial statements were issued. For additional information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2008 included in Part IV of Cooper’s 2008 Annual Report on Form 10-K.
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (“ASC” or the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification was developed to organize GAAP pronouncements by accounting topics within a consistent structure so that users can more easily access authoritative accounting guidance; its purpose is not to create new accounting and reporting guidance. The Codification is effective July 1, 2009. All accounting references have therefore been updated and SFAS references have been replaced with ASC references.
     ASC Topic 820, Fair Value Measurements and Disclosures, was revised to provide enhanced guidance for using fair value to measure assets and liabilities. ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. On February 12, 2008, the FASB delayed the effective date of ASC Topic 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Cooper implemented the provisions of ASC Topic 820 as of January 1, 2008 for those assets and liabilities not subject to the deferral described above. The implementation of ASC Topic 820 as of January 1, 2009 for assets and liabilities previously subject to the deferral described above did not have a material impact on Cooper’s results of operations, financial position or cash flows. See Note 15 of the Notes to the Consolidated Financial Statements.
     Effective prospectively to business combinations completed on or after January 1, 2009, ASC Topic 805, Business Combinations, was revised to provide enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations. This guidance, together with the International Accounting Standards Board’s (“IASB”) IFRS 3, Business Combinations, completed a joint effort by the FASB and IASB to improve financial reporting about business combinations and promotes the international convergence of accounting standards. Cooper implemented the revised guidance prospectively to business combinations completed on or after January 1, 2009. Cooper recognizes acquisition-related costs in the period in which such costs are incurred as required by the guidance.
     Effective January 1, 2009, ASC Topic 810, Consolidation, was revised to provide enhanced guidance related to the disclosure of information regarding noncontrolling interests in a subsidiary. This guidance, together with the IASB’s IAS 27, Consolidated and Separate Financial Statements, concluded a joint effort by the FASB and IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements and promotes international convergence of accounting standards. Cooper did not apply the disclosure provisions of ASC Topic 810 regarding noncontrolling interests in a subsidiary as the information is immaterial to the consolidated financial statements.
     Effective January 1, 2009, the disclosure provisions of ASC Topic 815, Derivatives and Hedging, were revised to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Topic 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Cooper implemented the revised guidance as of January 1, 2009 and has provided the additional disclosures required.
     Effective for fiscal years ending after December 15, 2009, ASC Topic 715, Compensation - Retirement Benefits, was revised to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. The revised guidance is effective for Cooper’s 2009 year end and will only impact the disclosures related to Cooper’s pension assets.
     Effective for interim periods ending after June 15, 2009, ASC Topic 825, Financial Instruments, was revised to extend the annual disclosure requirements of Topic 825 to interim financial statements. Cooper has implemented the revised guidance and has provided the additional disclosures required.
     Reclassification - Certain amounts in the Consolidated Statements of Cash Flows in 2008 have been reclassified to conform to the 2009 presentation.
Note 2. Restructuring and Asset Impairment Charges
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
     During the first nine months of 2009, Cooper committed to additional employment reductions and certain facility closures as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. Cooper recorded charges of $24.9 million in the first nine months of 2009 related to these actions, $15.2 million of which relates to the Electrical Products segment and $8.1 million relates to the Tools segment. The remaining $1.6 million relates to reductions in Cooper’s corporate staff. A total of 999 hourly and 694 salaried positions are being eliminated as a result of the 2009 restructuring actions to reduce Cooper’s workforce.
     The following table reflects activity in the accrued liability related to the restructuring actions.

			Contract
	Involuntary Employee		Termination
	Termination Benefits		and Other
	Headcount	Dollars	Exit Costs
		($ in millions)
Balance at December 31, 2008	886	$28.0	$1.7
2009 restructuring actions	1,693	22.2	2.7
Headcount reductions or costs incurred	(2,354)	(43.0)	(3.0)

Balance at September 30, 2009	225	$7.2	$1.4

     The workforce reductions, contract termination and other exit costs and the related cash payments associated with the accrual balances at September 30, 2009 will be substantially completed in the first half of 2010. As part of the restructuring actions, Cooper has approved the closure of ten factories and warehouses, six of which have been completed at the end of the third quarter 2009. Cooper has recorded non-cash impairment charges of $0.8 million related to these actions. Of the remaining facility closures, two are expected to be completed by the end of 2009 with the remaining two factory closures expected to be substantially completed in the first half of 2010. Cooper expects to incur incremental restructuring charges in the range of approximately $8 to $15 million associated with the completion of planned restructuring activities as the actions are implemented over the next year.
Note 3. Goodwill
     Cooper had goodwill of $2.64 billion and $2.57 billion at September 30, 2009 and December 31, 2008, respectively. Goodwill is subject to an annual impairment test and Cooper has designated January 1 as the date of this test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value; an interim impairment test would be performed between annual tests. Cooper has identified eight reporting units for which goodwill is tested for impairment. The results of step one of the goodwill impairment tests as of January 1, 2009 did not require the completion of step two of the test for any reporting unit.
Note 4. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million. As of September 30, 2009, 5,949,184 shares were available for future grants under the Plan. Of the total shares available for future grants, 2,805,533 are available for grants of performance-based shares and restricted stock units. Total compensation expense for all share-based compensation arrangements under the Plan was $20.4 million and $28.6 million for the nine months ended September 30, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $7.2 million and $9.9 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, Cooper granted 2,421,725 stock option awards, 370,560 performance-based shares and 108,160 restricted stock units.

Note 5. Acquisitions
     Cooper completed three acquisitions and acquired certain intellectual property rights in the Electrical Products segment during the nine months ended September 30, 2009. These acquisitions were selected because of their strategic fit with existing Cooper businesses.
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
     The acquisition date fair value of the total consideration for the 2009 acquisitions was approximately $25.0 million. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $14.0 million, substantially all of which is not expected to be deductible for tax purposes. Total cash consideration paid for acquisitions during the first nine months of 2009 was $22.6 million, net of cash acquired.
     The results of operations of acquisitions are included in the consolidated income statement since the respective acquisition dates. Pro-forma income from continuing operations and diluted earnings per share for the nine months ended September 30, 2009 and 2008, assuming the acquisitions had occurred at the beginning of the period, would not be materially different from reported results.
Note 6. Inventories

	September 30,	December 31,
	2009	2008
	(in millions)
Raw materials	$197.0	$239.3
Work-in-process	158.9	163.2
Finished goods	328.6	405.0
Perishable tooling and supplies	13.1	13.9

	697.6	821.4
Allowance for excess and obsolete inventory	(84.9)	(77.0)
Excess of current standard costs over LIFO costs	(110.0)	(102.6)

Net inventories	$502.7	$641.8

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
Note 8. Debt
     On August 14, 2009, Cooper entered into a credit agreement that provides a $350 million three-year committed bank credit facility that replaces Cooper’s previous credit facility that was to mature in November 2009. The agreement for the credit facility requires that Cooper maintains certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and minimum earnings before interest, income taxes, depreciation and amortization to interest ratio. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio. The credit agreement is not subject to termination based upon a decrease in Cooper’s debt ratings or a material adverse change.
     At September 30, 2009, Cooper has $9.4 million of short-term debt and $277.3 million of current maturities of long-term debt. At September 30, 2009 Cooper had no commercial paper borrowings outstanding. At September 30, 2009, Cooper has a U.S. committed credit facility for $350 million that matures in August 2012. On November 2, 2009, Cooper repaid the $275 million 5.5% senior unsecured notes at maturity.
Note 9. Shareholders’ Equity
     As discussed in Note 1, Cooper completed a reorganization transaction on September 8, 2009 whereby all Cooper Industries, Ltd. Class A common shares held by public shareholders were cancelled and all holders of such shares received ordinary shares of Cooper Industries plc on a one-for-one basis. The Class A and Class B common shares of Cooper Industries, Ltd. held by wholly-owned subsidiaries of Cooper Industries, Ltd. did not participate in the exchange transaction and continue to be held by wholly-owned subsidiaries of Cooper Industries, Ltd. On October 19, 2009, the Irish High Court approved the reduction of share premium (similar to additional paid-in-capital) to establish distributable reserves on the unconsolidated balance sheet of Cooper Industries plc. The establishment of distributable reserves was required to enable the Company to pay dividends and repurchase shares in the future. The reorganization transaction and establishment of distributable reserves had no impact on consolidated shareholders’ equity.
     At September 30, 2009, Cooper Industries plc had 166,830,675 common shares, $.01 par value issued and outstanding compared to Cooper Industries, Ltd.’s 166,908,287 Class A common shares, $.01 par value (excluding 37,362,915 Class A common shares held by wholly-owned subsidiaries) at December 31, 2008. During the nine months ended September 30, 2009, Cooper issued 1,185,188 common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the nine months ended September 30, 2009 and prior to the reorganization transaction described above, Cooper Industries Ltd. and its wholly-owned subsidiaries purchased 1,262,800 Class A common shares of Cooper Industries, Ltd. for $26.0 million under Cooper’s share repurchase plans. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in Cooper Industries, Ltd. that is eliminated in consolidation.
     A wholly-owned subsidiary owns all of the issued and outstanding Class B common shares of Cooper Industries, Ltd. During the first quarter of 2009, Cooper Industries, Ltd. repurchased 4.2 million Class B common shares from its wholly-owned subsidiary. The subsidiary’s investment in the Class B common shares is eliminated in consolidation. If at any time a dividend was declared and paid by Cooper

Industries, Ltd. on the Class A common shares, a like dividend was declared and paid on the Class B common shares in an equal amount per share.
     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. On February 9, 2009, Cooper announced that the Board of Directors authorized the repurchase of ten million shares of common stock in addition to the remaining February 12, 2008 authorization. In the nine months ended September 30, 2009, Cooper repurchased the one million shares intended to offset dilution from share issuances under equity compensation plans, as well as 262,800 additional shares under the Cooper Board of Directors’ authorizations discussed above. Cooper may continue to repurchase shares under these authorizations from time to time during 2009. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments. As of September 30, 2009, 12,766,635 shares remain available to be repurchased under the authorizations by the Board of Directors.
Note 10. Segment Information

	Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Electrical Products	$1,147.2	$1,526.0	$3,408.8	$4,397.6
Tools	139.2	201.7	404.2	600.5

Total revenues	$1,286.4	$1,727.7	$3,813.0	$4,998.1

	Operating Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Electrical Products	$173.5	$249.7	$467.0	$732.2
Tools	6.8	24.1	5.8	63.6

Segment operating earnings	180.3	273.8	472.8	795.8
General Corporate expense	21.5	23.9	63.5	69.5
Restructuring and asset impairment charges	6.5	—	25.7	7.6

Total operating earnings	152.3	249.9	383.6	718.7
Interest expense, net	15.9	17.3	47.4	50.5

Income from continuing operations before income taxes	$136.4	$232.6	$336.2	$668.2

     The Electrical Products segment operating earnings for the nine month period ended September 30, 2008 includes a $3.9 million curtailment loss as a result of ceasing future benefit accruals for two defined benefit plans in the U.K. General corporate expense includes $2.8 million and $3.0 million of incremental legal and other costs associated with the reorganization transaction for the three and nine month periods ended September 30, 2009, respectively.

Note 11. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in millions)
Components of net periodic benefit cost:
Service cost	$0.9	$0.6	$2.6	$2.5
Interest cost	10.6	10.4	31.4	31.5
Expected return on plan assets	(9.9)	(12.3)	(29.4)	(37.3)
Amortization of prior service cost	(0.7)	(0.7)	(2.0)	(1.8)
Recognized actuarial loss	5.7	2.5	17.0	7.3
Curtailment loss	—	3.9	—	3.9

Net periodic benefit cost	$6.6	$4.4	$19.6	$6.1

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Components of net periodic benefit cost:
Interest cost	$1.2	$1.3	$3.6	$3.9
Amortization of prior service cost	(0.5)	(0.5)	(1.5)	(1.5)
Recognized actuarial gain	(0.8)	(0.6)	(2.4)	(1.8)

Net periodic benefit cost (gain)	$(0.1)	$0.2	$(0.3)	$0.6

Note 12. Income Taxes
     The effective tax rate was 15.3% for the nine months ended September 30, 2009 and 24.5% for the nine months ended September 30, 2008. Cooper reduced income taxes expense by $9.6 million and $22.9 million in the first nine months of 2009 and 2008, respectively, for discrete tax items primarily related to statute expirations, state tax settlements, and foreign taxes. Excluding the impacts of the discrete items, Cooper’s effective tax rate would have been 18.2% for the nine months ended September 30, 2009 and 28.0% for the first nine months of 2008. The decrease in Cooper’s 2009 effective tax rate compared to 2008, adjusted for the aforementioned discrete items, is primarily related to the decrease in 2009 earnings without a corresponding decrease in projected tax benefits.
     Cooper has recorded a foreign deferred tax asset of approximately $1.3 billion as of September 30, 2009 relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. While this net operating loss carryforward has an indefinite life, a valuation allowance of approximately $1.3 billion was recognized because management believes at this time it is more likely than not that the deferred tax asset will not be realized.
     Cooper has unrecognized gross tax benefits of $40.6 million at September 30, 2009. Approximately $32.5 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate.

Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $1 to $5 million could be recognized during the next 12 months as audits close and statutes expire.
     In June 2009, the Internal Revenue Service completed its examination of Cooper’s 2007 Federal Tax Return and issued a notice of assessment in the amount of $16 million. The IRS challenged Cooper’s intercompany pricing with a foreign affiliate. On July 15, 2009, Cooper filed its protest for this assessment and continues to work with the IRS to resolve this matter. While the outcome of the proceedings with the IRS cannot be predicted with certainty, management believes that it is more likely than not that its tax position will prevail.
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
     In June 2008, the German Tax Authorities issued a proposed audit finding related to a 2004 reorganization that was treated as a non-taxable event. Cooper believes that the reorganization was properly reflected on its German income tax returns in accordance with applicable tax laws and regulations in effect during the period involved. In August 2009, Cooper filed its response to the proposed audit finding with respect to a portion of the transaction and expects an assessment related to the remainder of the transaction in the future. Cooper will challenge the proposed findings vigorously. While the outcome of the proceedings with the German Tax Authorities cannot be predicted with certainty, management believes that it is more likely than not that its tax position related to the 2004 reorganization will prevail. If the proposed audit finding is upheld, it would require Cooper to pay German tax of approximately €58 million, which would be available for credit in the United States, plus accrued interest.
Note 13. Net Income Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Basic:
Income from continuing operations	$114.3	$189.2	$284.8	$504.5
Income from discontinued operations	6.6	16.6	25.5	16.6

Net income applicable to common stock	$120.9	$205.8	$310.3	$521.1

Weighted average common shares outstanding	167.1	173.6	167.1	175.0

Diluted:
Income from continuing operations	$114.3	$189.2	$284.8	$504.5
Income from discontinued operations	6.6	16.6	25.5	16.6

Net income applicable to common stock	$120.9	$205.8	$310.3	$521.1

Weighted average common shares outstanding	167.1	173.6	167.1	175.0
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	1.2	2.1	1.1	2.2

Weighted average common shares and common share equivalents	168.3	175.7	168.2	177.2

     Options and employee awards are not considered in the calculations if the effect would be antidilutive. Out of the money options and employee awards of 7.7 million and 3.3 million shares were excluded in the nine months ended September 30, 2009 and 2008, respectively.
Note 14. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Net income	$120.9	$205.8	$310.3	$521.1
Foreign currency translation gains (losses)	3.5	(56.8)	50.0	(33.1)
Change in fair value of derivatives	2.9	(10.6)	7.6	(0.6)
Pension and postretirement benefit plans	2.3	3.4	6.5	4.3

Net income and other nonowner changes in equity	$129.6	$141.8	$374.4	$491.7

Note 15.	Financial Instruments and Hedging Activities, Concentrations of Credit Risk and Fair Value of Financial Instruments
     All derivatives are recognized as assets and liabilities and measured at fair value. For derivative instruments that are not designated as hedges, the gain or loss on the derivative is recognized in earnings currently. A derivative instrument may be designated as a hedge of the exposure to changes in the fair value of an asset or liability or variability in expected future cash flows if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment is recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated nonowner changes in equity and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings.
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
     Currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. Currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. Cooper sometimes enters into certain currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related to short-term intercompany financing transactions. Cooper also enters into commodity swaps to reduce the volatility of price fluctuations on a portion of up to eighteen months of forecasted material purchases. These instruments are designated as cash flow hedges. Cooper does not enter into speculative derivative transactions.
     During October 2005, Cooper entered into cross-currency swaps to effectively convert its newly issued $325 million, 5.25% fixed-rate debt maturing in November 2012 to €272.6 million of 3.55% fixed-rate debt. The $325 million debt issuance proceeds were swapped to €272.6 million and lent through an intercompany loan to a non-U.S. subsidiary to partially fund repayment of the 300 million Euro bond debt that matured on October 25, 2005. The cross-currency swaps mature in November 2012.
     Assets and liabilities measured at fair value are based on one or more of three valuation techniques. Valuation techniques utilized for each individual asset and liability category are referenced in the tables below. The valuation techniques are as follows:
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
     The inputs used in measuring fair value are prioritized using a three-tier fair value hierarchy as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets and liabilities measured at fair value as of September 30, 2009 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs	Valuation
(in millions)	(Level 2)	(Level 2)	Technique

Short-term investments	$3.6	$—	(a	)
Short-term currency forward exchange contracts	22.1	(12.2)	(a	)
Long-term currency forward exchange contracts	61.4	(25.0)	(a	)
Short-term commodity swaps	1.5	(3.8)	(a	)
Long-term cross-currency swaps	—	(62.3)	(a	)

     Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing approximately $39 million of assets and $27 million of liabilities at September 30, 2009 are not designated as hedging instruments.
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

     There were no changes in our valuation techniques used to measure asset or liability fair values on a recurring basis in the nine months ended September 30, 2009.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the nine months ended September 30, 2009 and 2008. For commodity swaps, Cooper recognized, in cost of sales, a net loss of $17.6 million and a net gain of $7.0 million during the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, Cooper estimates that approximately $3 million of net losses on derivative instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the nine months ended September 30, 2009 and 2008 was not material.
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
	(in millions)
U.S. Dollar	$574.7	$502.4
Euro	362.3	214.6
British Pound Sterling	198.4	151.3
Singapore Dollar	51.5	23.0
Mexican Peso	10.2	40.9
Other	27.8	20.8

	$1,224.9	$953.0

     The contractual amounts of Cooper’s commodity swap contracts at September 30, 2009 and December 31, 2008 were approximately $27 million and $68 million, respectively.
Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $124.4 million and $107.9 million at September 30, 2009 and December 31, 2008, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 5.2% of accounts receivable at September 30, 2009 (5.5% at December 31, 2008).
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, investments, restricted cash, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, investments, restricted cash, trade receivables, and trade payables are considered to be representative of their respective fair values. Cooper had a book value of approximately $1.21 billion and $1.23 billion for debt instruments at September 30, 2009 and December 31, 2008, respectively. The fair value (as represented primarily by quoted market prices) of these debt instruments was approximately $1.30 billion and $1.25 billion at September 30, 2009 and December 31, 2008, respectively.
Note 16. Discontinued Operations Receivable and Liability
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2009, a total of 147,337 Abex Claims were filed, of which 124,360 claims have been resolved leaving 22,977 Abex Claims pending at September 30, 2009. During the nine months ended September 30, 2009, 1,162 claims were filed and 1,873 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,085 before insurance. A total of $159.5 million was spent on defense costs for the period August 28, 1998 through September 30, 2009. Historically, existing insurance coverage has provided 50% to 80% of the total defense and indemnity payments for Abex Claims. However, insurance recovery is currently at a lower percentage (approximately 30%) due to exhaustion of primary layers of coverage and litigation with certain excess insurers, although in certain periods, insurance recoveries can be higher due to new settlements with insurers.

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
     As a result of the then current status of settlement negotiations, Cooper recorded a $20.3 million after-tax discontinued operations charge, which is net of an $11.4 million income tax benefit, in the second quarter of 2006 to reflect the revised terms of the proposed settlement agreement at that time. The discontinued operations accrual was $509.1 million and $529.6 million as of December 31, 2007 and 2006, respectively, and included payments to a 524(g) trust over 25 years that were undiscounted, and included insurance recoveries of $230 million and $239 million, respectively, where insurance in place agreements, settlements or policy recoveries were probable.
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

Nine Months Ended
September 30, 2008
(in millions)
Accrual at beginning of period (under Plan A)	$509.1
Indemnity and defense payments	(16.9)
Insurance recoveries	25.4
Other	(1.6)

Accrual at end of period (under Plan A) *	$516.0

*	The $516.0 million liability reflects the estimated liability under Plan A immediately prior to adjusting the accounting on September 30, 2008 to reflect the Plan B Settlement.
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
     The following table presents the separate assets and liabilities under the Plan B settlement and the cash activity under the Plan B Settlement.

	September 30,	December 31,
	2009	2008
	(in millions)
Asbestos liability analysis (undiscounted):
Total liability for unpaid, pending and future indemnity and defense costs at end of period	$797.0	$815.1

Asbestos receivable analysis (undiscounted):
Insurance receivable for previously paid claims and insurance settlements	$68.8	$74.6
Insurance-in-place agreements available for pending and future claims	111.2	117.7

Total estimated asbestos receivable at end of period	$180.0	$192.3

Nine Months Ended
September 30, 2009
(in millions)
Cash Flow:
Indemnity and defense payments	$(17.5)
Insurance recoveries	53.9
Other	(0.5)

Net cash flow	$35.9

     During 2009, Cooper recognized after tax gains from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense, from negotiated insurance settlements consummated in 2009 that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. Timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation.
Asbestos Liability Estimate
     As of September 30, 2009, Cooper estimates that the undiscounted liability for pending and future indemnity and defense costs for the next 45 years will be $797.0 million. The amount included for unpaid indemnity and defense costs is not significant at September 30, 2009. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable.
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
Asbestos Receivable Estimate
     As of September 30, 2009, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $680 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of September 30, 2009, Cooper’s receivable for recoveries of costs from insurers amounted to $180.0 million, of which $68.8 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $180 million receivable from insurance companies at September 30, 2009 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
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
Note 17. Consolidating Financial Information
     Cooper Industries plc, Cooper Industries, Ltd. and certain of Cooper’s principal operating subsidiaries (the “Guarantors”) fully and unconditionally guarantee, on a joint and several basis, the registered debt securities of Cooper Industries, LLC and Cooper US, Inc. Cooper Industries plc was incorporated on June 4, 2009 and as discussed in Note 1 replaced Cooper Industries, Ltd. as the ultimate parent company on September 8, 2009. The following condensed consolidating financial information is included so that separate financial statements of Cooper Industries, LLC, Cooper US, Inc. or the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting. Intercompany investments in the Class A and Class B common shares of Cooper Industries, Ltd. that are held by wholly-owned subsidiaries are accounted for using the cost method.

Consolidating Income Statements
Three Months Ended September 30, 2009
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries,	US,		Other	Consolidating
	plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$—	$745.5	$703.2	$(162.3)	$1,286.4
Cost of sales	—	—	(0.6)	(0.5)	532.6	507.3	(162.3)	876.5
Selling and administrative expenses	0.5	5.0	4.4	13.1	114.6	114.0	(0.5)	251.1
Restructuring and asset impairment charges	—	—	—	—	1.2	5.3	—	6.5
Interest expense, net	—	—	3.9	11.6	—	0.4	—	15.9
Equity in earnings of subsidiaries, net of tax	21.1	167.7	1.0	63.4	5.4	66.4	(325.0)	—
Intercompany income (expense)	—	(6.5)	6.6	9.1	(34.1)	60.3	(35.4)	—

Income (loss) from continuing operations before income taxes	20.6	156.2	(0.1)	48.3	68.4	202.9	(359.9)	136.4
Income tax expense (benefit)	—	—	(0.4)	(18.2)	26.0	14.7	—	22.1

Income from continuing operations	20.6	156.2	0.3	66.5	42.4	188.2	(359.9)	114.3
Income from discontinued operations, net of tax	—	—	6.6	—	—	—	—	6.6

Net income	$20.6	$156.2	$6.9	$66.5	$42.4	$188.2	$(359.9)	$120.9

Consolidating Income Statements
Three Months Ended September 30, 2008
(in millions)

	Cooper	Cooper	Cooper
	Industries,	Industries,	US,		Other	Consolidating
	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$1,020.0	$811.9	$(104.2)	$1,727.7
Cost of sales	(0.1)	(0.1)	2.3	728.2	543.9	(104.2)	1,170.0
Selling and administrative expenses	2.4	3.4	19.5	145.0	141.5	(4.0)	307.8
Restructuring and asset impairment charges	—	—	—	—	—	—	—
Interest expense, net	—	4.0	13.2	—	0.1	—	17.3
Equity in earnings of subsidiaries, net of tax	250.2	13.3	149.0	23.1	171.7	(607.3)	—
Intercompany income (expense)	(10.4)	(11.5)	30.5	(44.9)	72.0	(35.7)	—

Income (loss) from continuing operations before income taxes	237.5	(5.5)	144.5	125.0	370.1	(639.0)	232.6
Income tax expense (benefit)	—	(7.1)	(27.3)	34.9	42.9	—	43.4

Income from continuing operations	237.5	1.6	171.8	90.1	327.2	(639.0)	189.2
Income related to discontinued operations, net of income taxes	—	16.6	—	—	—	—	16.6

Net income	$237.5	$18.2	$171.8	$90.1	$327.2	$(639.0)	$205.8

Consolidating Income Statements
Nine Months Ended September 30, 2009
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries,	US,		Other	Consolidating
	plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$—	$2,263.8	$1,939.6	$(390.4)	$3,813.0
Cost of sales	—	—	(1.9)	(0.4)	1,642.7	1,396.3	(390.4)	2,646.3
Selling and administrative expenses	0.5	12.8	9.4	45.2	356.9	334.7	(2.1)	757.4
Restructuring and asset impairment charges	—	—	—	1.5	7.5	16.7	—	25.7
Interest expense, net	—	—	11.9	35.2	0.4	(0.1)	—	47.4
Equity in earnings of subsidiaries, net of tax	21.1	446.9	(8.6)	172.1	37.1	195.2	(863.8)	—
Intercompany income (expense)	—	(21.8)	1.7	41.7	(103.6)	185.6	(103.6)	—

Income (loss) from continuing operations before income taxes	20.6	412.3	(26.3)	132.3	189.8	572.8	(965.3)	336.2
Income tax expense (benefit)	—	—	(6.9)	(63.0)	62.9	58.4	—	51.4

Income (loss) from continuing operations	20.6	412.3	(19.4)	195.3	126.9	514.4	(965.3)	284.8
Income from discontinued operations, net of tax	—	—	25.5	—	—	—	—	25.5

Net income	$20.6	$412.3	$6.1	$195.3	$126.9	$514.4	$(965.3)	$310.3

Consolidating Income Statements
Nine Months Ended September 30, 2008
(in millions)

	Cooper	Cooper	Cooper
	Industries,	Industries,	US,		Other	Consolidating
	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$2,945.1	$2,344.2	$(291.2)	$4,998.1
Cost of sales	(0.2)	(0.3)	5.4	2,065.4	1,569.0	(291.2)	3,348.1
Selling and administrative expenses	7.9	9.4	62.6	432.4	424.6	(13.2)	923.7
Restructuring and asset impairment charges	—	—	—	—	7.6	—	7.6
Interest expense, net	—	14.2	37.9	—	(1.6)	—	50.5
Equity in earnings of subsidiaries, net of tax	649.7	25.9	380.3	88.3	416.4	(1,560.6)	—
Intercompany income (expense)	(29.9)	(30.9)	89.1	(127.5)	203.4	(104.2)	—

Income (loss) from continuing operations before income taxes	612.1	(28.3)	363.5	408.1	964.4	(1,651.6)	668.2
Income tax expense (benefit)	—	(20.4)	(52.9)	123.2	113.8	—	163.7

Income (loss) from continuing operations	612.1	(7.9)	416.4	284.9	850.6	(1,651.6)	504.5
Income related to discontinued operations, net of income taxes	—	16.6	—	—	—	—	16.6

Net income	$612.1	$8.7	$416.4	$284.9	$850.6	$(1,651.6)	$521.1

Consolidating Balance Sheets
September 30, 2009
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries,	US,		Other	Consolidating
	plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$—	$—	$—	$479.5	$1.9	$177.0	$—	$658.4
Investments	—	—	—	3.6	—	—	—	3.6
Receivables	—	—	0.1	0.1	412.7	462.9	—	875.8
Inventories	—	—	—	—	246.3	256.4	—	502.7
Current discontinued operations receivable	—	—	13.4	—	—	—	—	13.4
Deferred income taxes and other current assets	—	—	28.7	58.8	36.2	100.2	—	223.9

Total current assets	—	—	42.2	542.0	697.1	996.5	—	2,277.8

Property, plant and equipment, less accumulated depreciation	—	—	—	61.1	313.0	335.5	—	709.6
Goodwill	—	—	—	—	1,278.0	1,357.8	—	2,635.8
Investment in subsidiaries	2,609.7	3,008.0	566.8	4,686.4	1,177.3	2,560.3	(14,608.5)	—
Investment in parent	—	—	—	3,418.5	—	312.7	(3,731.2)	—
Intercompany accounts receivable	1.4	—	72.1	—	1,807.9	1,546.5	(3,427.9)	—
Intercompany notes receivable	—	3,345.0	27.8	494.0	0.1	4,307.4	(8,174.3)	—
Long-term discontinued operations receivable	—	—	166.6	—	—	—	—	166.6
Deferred income taxes and other noncurrent assets	—	—	244.8	8.2	(103.5)	307.3	—	456.8

Total assets	$2,611.1	$6,353.0	$1,120.3	$9,210.2	$5,169.9	$11,724.0	$(29,941.9)	$6,246.6

Short-term debt	$—	$—	$—	$—	$—	$9.4	$—	$9.4
Accounts payable	—	41.6	6.4	18.2	150.3	211.5	—	428.0
Accrued liabilities	0.2	3.4	38.0	68.0	218.1	214.0	—	541.7
Current discontinued operations liability	—	—	49.8	—	—	—	—	49.8
Current maturities of long-term debt	—	—	277.3	—	—	—	—	277.3

Total current liabilities	0.2	45.0	371.5	86.2	368.4	434.9	—	1,306.2

Long-term debt	—	—	—	922.6	—	—	—	922.6
Intercompany accounts payable	—	83.6	—	3,344.3	—	—	(3,427.9)	—
Intercompany notes payable	—	1,435.7	—	1,214.6	1,742.3	3,781.7	(8,174.3)	—
Long-term discontinued operations liability	—	—	747.2	—	—	—	—	747.2
Other long-term liabilities	—	—	44.4	131.2	58.3	164.9	—	398.8

Total liabilities	0.2	1,564.3	1,163.1	5,698.9	2,169.0	4,381.5	(11,602.2)	3,374.8

Common stock	1.7	—	—	—	—	—	—	1.7
Subsidiary preferred stock	—	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	3.1	—	—	—	285.4	(288.5)	—
Capital in excess of par value	2,587.4	3,270.5	—	752.3	1,490.3	2,184.0	(10,284.5)	—
Retained earnings	20.6	1,648.2	83.1	3,014.9	1,537.9	4,823.6	(7,992.6)	3,135.7
Accumulated other non- owner changes in equity	1.2	(133.1)	(125.9)	(255.9)	(27.3)	(276.0)	551.4	(265.6)

Total shareholders’ equity	2,610.9	4,788.7	(42.8)	3,511.3	3,000.9	7,342.5	(18,339.7)	2,871.8

Total liabilities and shareholders’ equity	$2,611.1	$6,353.0	$1,120.3	$9,210.2	$5,169.9	$11,724.0	$(29,941.9)	$6,246.6

Consolidating Balance Sheets
December 31, 2008
(in millions)

	Cooper	Cooper	Cooper
	Industries,	Industries,	US,		Other	Consolidating
	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$—	$—	$81.6	$1.3	$175.9	$—	$258.8
Investments	—	—	21.9	—	—	—	21.9
Receivables	—	—	0.5	521.8	489.1	—	1,011.4
Inventories	—	—	—	336.2	305.6	—	641.8
Current discontinued operations receivable	—	17.5	—	—	—	—	17.5
Deferred income taxes and other current assets	10.8	24.8	79.6	33.1	98.2	—	246.5

Total current assets	10.8	42.3	183.6	892.4	1,068.8	—	2,197.9

Property, plant and equipment, less accumulated depreciation	—	—	61.2	324.3	342.7	—	728.2
Goodwill	—	—	—	1,266.4	1,300.9	—	2,567.3
Investment in subsidiaries	2,541.5	587.4	4,438.5	1,116.9	2,734.1	(11,418.4)	—
Investment in parent	—	—	3,532.7	—	312.7	(3,845.4)	—
Intercompany accounts receivable	—	903.8	—	1,546.2	1,564.2	(4,014.2)	—
Intercompany notes receivable	3,345.0	24.0	1,361.7	0.2	4,028.5	(8,759.4)	—
Long-term discontinued operations receivable	—	174.8	—	—	—	—	174.8
Deferred income taxes and other noncurrent assets	—	248.2	(9.0)	(116.5)	374.0	—	496.7

Total assets	$5,897.3	$1,980.5	$9,568.7	$5,029.9	$11,725.9	$(28,037.4)	$6,164.9

Short-term debt	$—	$—	$—	$—	$25.6	$—	$25.6
Accounts payable	42.5	3.1	18.9	207.8	220.2	—	492.5
Accrued liabilities	6.5	33.0	106.7	255.3	217.2	—	618.7
Current discontinued operations liability	—	50.4	—	—	—	—	50.4
Current maturities of long-term debt	—	275.0	—	—	—	—	275.0

Total current liabilities	49.0	361.5	125.6	463.1	463.0	—	1,462.2

Long-term debt	—	2.2	922.1	8.0	0.2	—	932.5
Intercompany accounts payable	10.6	—	4,003.6	—	—	(4,014.2)	—
Intercompany notes payable	1,155.7	851.6	1,217.1	1,742.0	3,793.0	(8,759.4)	—
Long-term discontinued operations liability	—	764.7	—	—	—	—	764.7
Other long-term liabilities	—	49.8	62.0	70.0	216.3	—	398.1

Total liabilities	1,215.3	2,029.8	6,330.4	2,283.1	4,472.5	(12,773.6)	3,557.5

Class A common stock	2.0	—	—	—	—	(0.3)	1.7
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary preferred stock	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	—	—	—	348.6	(348.6)	—
Capital in excess of par value	3,365.0	—	753.9	1,455.0	2,561.0	(8,134.9)	—
Retained earnings	1,511.3	94.4	2,778.8	1,342.3	4,381.8	(7,173.2)	2,935.4
Accumulated other non- owner changes in equity	(197.4)	(143.7)	(294.4)	(50.5)	(363.5)	719.8	(329.7)

Total shareholders’ equity	4,682.0	(49.3)	3,238.3	2,746.8	7,253.4	(15,263.8)	2,607.4

Total liabilities and shareholders’ equity	$5,897.3	$1,980.5	$9,568.7	$5,029.9	$11,725.9	$(28,037.4)	$6,164.9

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2009
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries,	US,		Other	Consolidating
	plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(0.4)	$(28.6)	$23.9	$0.4	$254.3	$388.8	$—	$638.4

Cash flows from investing activities:
Proceeds from short-term investments	—	—	—	19.1	—	—	—	19.1
Capital expenditures	—	—	—	(15.6)	(26.8)	(28.4)	—	(70.8)
Cash paid for acquired businesses	—	—	—	(10.7)	(7.9)	(3.2)	—	(21.8)
Investments in affiliates	—	(0.1)	(0.2)	(0.2)	—	—	0.5	—
Loans to affiliates	—	—	(3.8)	(261.3)	—	(1,131.2)	1,396.3	—
Repayments of loans from affiliates	—	0.1	—	375.8	—	841.4	(1,217.3)	—
Dividends from affiliates	—	—	—	107.9	42.5	8.0	(158.4)	—
Proceeds from sales of property, plant and equipment	—	—	—	—	—	1.4	—	1.4

Net cash provided by (used in) investing activities	—	—	(4.0)	215.0	7.8	(312.0)	21.1	(72.1)

Cash flows from financing activities:
Debt issuance costs	—	—	—	(1.7)	—	—	—	(1.7)
Repayments of debt	—	—	—	—	(8.0)	(16.6)	—	(24.6)
Borrowings from affiliates	—	1,313.0	—	47.6	—	35.7	(1,396.3)	—
Repayments of loans to affiliates	—	(1,105.8)	—	(47.5)	—	(64.0)	1,217.3	—
Other intercompany financing activities	0.1	76.5	(19.9)	185.7	(253.5)	11.1	—	—
Dividends	—	(125.7)	—	—	—	—	—	(125.7)
Dividends paid to affiliates	—	(107.6)	—	—	—	(50.8)	158.4	—
Purchases of common shares	—	(26.0)	—	—	—	—	—	(26.0)
Excess tax benefits from stock options and awards	—	—	—	(1.6)	—	—	—	(1.6)
Issuance of stock	—	—	—	—	—	0.5	(0.5)	—
Proceeds from exercise of stock options and other	0.3	4.2	—	—	—	—	—	4.5

Net cash provided by (used in) financing activities	0.4	28.6	(19.9)	182.5	(261.5)	(84.1)	(21.1)	(175.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	8.4	—	8.4

Increase in cash and cash equivalents	—	—	—	397.9	0.6	1.1	—	399.6
Cash and cash equivalents, beginning of period	—	—	—	81.6	1.3	175.9	—	258.8

Cash and cash equivalents, end of period	$—	$—	$—	$479.5	$1.9	$177.0	$—	$658.4

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2008
(in millions)

	Cooper	Cooper	Cooper
	Industries,	Industries,	US,		Other	Consolidating
	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(29.5)	$(17.7)	$(26.8)	$159.0	$484.8	$—	$569.8

Cash flows from investing activities:
Proceeds from short-term investments	—	—	56.4	—	—	—	56.4
Proceeds from cash restricted for business acquisitions	—	—	—	—	290.1	—	290.1
Capital expenditures	—	—	(11.9)	(37.4)	(46.2)	—	(95.5)
Cash paid for acquired businesses	—	—	—	—	(270.8)	—	(270.8)
Investments in affiliates	—	—	(18.0)	(3.3)	—	21.3	—
Loans to affiliates	(189.8)	—	(568.2)	—	(751.3)	1,509.3	—
Repayments of loans from affiliates	346.8	1.8	358.4	0.1	590.4	(1,297.5)	—
Dividends from affiliates	—	—	96.1	—	8.0	(104.1)	—
Proceeds from sales of property, plant and equipment and other	—	—	(3.3)	0.6	1.8	—	(0.9)

Net cash provided by (used in) investing activities	157.0	1.8	(90.5)	(40.0)	(178.0)	129.0	(20.7)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	297.6	—	—	—	297.6
Debt issuance costs	—	—	(0.6)	—	—	—	(0.6)
Proceeds from debt derivatives	—	—	0.5	—	—	—	0.5
Repayments of debt	—	(100.0)	(218.7)	—	(61.3)	—	(380.0)
Borrowings from affiliates	1,083.7	151.5	42.6	3.2	228.3	(1,509.3)	—
Repayments of loans to affiliates	(850.9)	—	(97.5)	(3.0)	(346.1)	1,297.5	—
Other intercompany financing activities	(2.2)	(34.2)	325.1	(114.8)	(187.1)	13.2	—
Dividends	(126.9)	—	—	—	—	—	(126.9)
Dividends paid to affiliates	(104.1)	—	—	—	—	104.1	—
Purchase of common shares	(141.6)	—	(183.6)	—	—	—	(325.2)
Excess tax benefits from stock options and awards	—	—	8.6	—	—	—	8.6
Issuance of stock	—	—	—	—	21.3	(21.3)	—
Proceeds from exercise of stock options and other	13.2	—	17.0	—	—	(13.2)	17.0

Net cash provided by (used in) financing activities	(128.8)	17.3	191.0	(114.6)	(344.9)	(129.0)	(509.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(12.2)	—	(12.2)

Increase (decrease) in cash and cash equivalents	(1.3)	1.4	73.7	4.4	(50.3)	—	27.9
Cash and cash equivalents, beginning of period	1.3	—	23.1	(1.1)	209.5	—	232.8

Cash and cash equivalents, end of period	$—	$1.4	$96.8	$3.3	$159.2	$—	$260.7

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
     This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements. These statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and the financial condition indicated in these forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: market and economic conditions, competitive pressures, volatility of raw material prices, our ability to develop and introduce new products, our ability to implement revenue growth plans and cost-reduction programs, mergers and acquisitions and their implementations, implementation of manufacturing rationalization programs, changes in legislation and regulations (including changes in tax laws, tax treaties or tax regulations), changes in financial markets including currency exchange rate fluctuations, and our ability to resolve potential liabilities and insurance recoveries resulting from Pneumo-Abex related asbestos claims.
     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see Part II — Item 1A. — Risk Factors.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “the Company,” or “Cooper” means Cooper Industries plc and, where the context requires, includes our subsidiaries.
Recent Developments
     In June 2009, our Board of Directors approved moving Cooper’s place of incorporation from Bermuda to Ireland. This move is part of a reorganization that created a newly formed Irish company, Cooper Industries plc. We completed the first step in this reorganization by establishing our tax residency in Ireland in December 2008. At a Special Shareholders Meeting on August 31, 2009, shareholders voted in favor of completing the reorganization pursuant to which all Cooper Industries, Ltd. Class A common shares held by public shareholders would be cancelled and all holders of such shares would receive ordinary shares of Cooper Industries plc on a one-for-one basis. The reorganization transaction was completed on September 8, 2009, following approval from the Supreme Court of Bermuda, at which time Cooper Industries plc replaced Cooper Industries, Ltd. as the ultimate parent company. On October 19, 2009, the Irish High Court approved the reduction of share premium (similar to additional paid-in-capital) to establish distributable reserves on the unconsolidated balance sheet of Cooper Industries plc. The establishment of distributable reserves was required to enable the Company to pay dividends and repurchase shares in the future.
     We believe incorporating in Ireland offers increased strategic flexibility and operational benefits as we continue to expand the growing international portion of our business. We do not expect the reorganization will have any material impact on our financial results. Shares of the Irish company, Cooper Industries plc, began trading on the New York Stock Exchange on September 9, 2009 under the symbol “CBE”, the same symbol under which Cooper Industries, Ltd. shares were previously traded. Cooper Industries plc will remain subject to the U.S. Securities and Exchange Commission reporting requirements, the mandates of the Sarbanes-Oxley Act and applicable corporate governance rules of the New York Stock Exchange.
Results of Operations
Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008
     Income from continuing operations for the third quarter of 2009 was $114.3 million on revenues of $1,286.4 million compared with 2008 third quarter income from continuing operations of $189.2 million on revenues of $1,727.7 million. Third quarter 2009 diluted earnings per share decreased 37% to $.68 from $1.08 in 2008. During the third quarter of 2009, reported income from continuing operations was reduced by restructuring charges of $6.5 million or $.03 per share. The third quarter 2009 results included discrete tax adjustments that increased earnings per share from continuing operations by $.01 per share. During the third quarter of 2008, tax benefits from settlements and other discrete tax adjustments increased earnings per share from continuing operations by $.11 per share.
Revenues:
     Revenues for the third quarter of 2009 decreased 25.5% compared to the third quarter of 2008. The impact of currency translation decreased reported revenues by 2.0% for the quarter.
     Electrical Products segment revenues decreased 24.8% compared to the third quarter of 2008. The impact of unfavorable currency translation decreased reported revenues by 1.8% and acquisitions increased reported revenues 0.1% for the quarter. The global recession resulted in weakness in all markets for the Electrical Products segment, especially the North American and Western European markets when comparing results to the prior year.
     Tools segment revenues for the third quarter of 2009 decreased 31.0% from the third quarter of 2008. Unfavorable currency translation decreased revenues by 3.2% over the third quarter of 2008. Lower revenues from declining retail market activity, weaker demand in the North American and Western European industrial markets and lower requirements for assembly systems for the light passenger vehicle markets drove the reduction in revenue compared to prior year results.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 68.1% for the third quarter of 2009 compared to 67.7% for the comparable 2008 quarter. The increase in the cost of sales percentage primarily resulted from negative leverage on fixed costs due to lower demand for products.
     Electrical Products segment cost of sales, as a percentage of revenues, was 67.7% for the third quarter of 2009 compared to 67.5% for the third quarter of 2008. The increase in cost of sales as a percentage of revenues in comparison to the prior year third quarter was primarily due to negative leverage of fixed costs from reduced demand due to the global market slowdown. Tools segment cost of sales, as a percentage of revenues, was 72.9% for the third quarter of 2009 compared to 69.0% for the third quarter of 2008. The increase in the cost of sales percentage was primarily driven by unfavorable leverage of fixed costs due to lower production volumes.
     Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2009 was 19.5% compared to 17.8% for the third quarter of 2008. Selling and administrative expenses were reduced by $56.7 million in the third quarter 2009 when compared to the same prior year period. The increase in percentage is reflective of the reduced revenue levels offset by cost reduction actions taken to align the overall selling and administrative expenses with current and projected market demand.

     Electrical Products segment selling and administrative expenses, as a percentage of revenues for the third quarter of 2009, was 17.2% compared to 16.1% for the third quarter of 2008. The increase in the percentage reflects the impact of 25% lower comparable revenue levels for the third quarter 2009 which was partially offset by cost reduction actions taken to adjust segment selling and administrative expenses to global market conditions.
     Tools segment selling and administrative expenses, as a percentage of revenues for the third quarter of 2009, was 22.3% compared to 19.1% for the third quarter of 2008. The increase in selling and administrative expenses, as a percentage of revenues, was driven by the 31% reduction in comparable third quarter 2009 revenues partially offset by cost reduction actions implemented for the segment.
     Net interest expense in the third quarter of 2009 decreased $1.4 million from the 2008 third quarter, primarily as a result of lower average debt balances. Average debt balances were $1.21 billion and $1.33 billion and average interest rates were 5.37% and 5.18% for the third quarter of 2009 and 2008, respectively.
Operating Earnings:
     Electrical Products segment third quarter 2009 operating earnings decreased 31% to $173.5 million from $249.7 million for the same quarter of last year. The decrease resulted from the reduced global market demand and adjustments to production volumes to align with the current market demand. The Electrical Products segment continues its investment in productivity initiatives which include manufacturing productivity improvements, product redesign and selling and administrative expense reductions to improve operating earnings in addition to continuing review of additional restructuring actions.
     Tools segment third quarter 2009 operating earnings was $6.8 million compared to operating earnings of $24.1 million in the third quarter of 2008. The decrease resulted from the impact of lower unit volumes and curtailment of production volumes to forecasted market demand. The Tools segment continues its investment in productivity initiatives to improve operating earnings in addition to continuing review of additional restructuring actions.
     General Corporate expense decreased $2.4 million to $21.5 million during the third quarter of 2009 compared to $23.9 million during the same period of 2008. The decrease primarily relates to lower stock compensation expense and actions taken to reduce General Corporate expense in response to the reduced global market demand for Cooper products. General Corporate expense for the third quarter 2009 included $2.8 million in costs associated with the reincorporation of the Company to Ireland.
Restructuring and Asset Impairment Charges:
     In the third quarter of 2009, Cooper recorded a pre-tax restructuring charge of $5.7 million primarily for severance costs as a result of management’s on-going assessment of its operational cost structure in consideration of the continued challenging market conditions and anticipated future market levels. An incremental total of 440 hourly and 126 salary positions are being eliminated as a result of the third quarter 2009 restructuring actions to reduce Cooper’s workforce. The third quarter 2009 also includes a non-cash impairment charge of $0.8 million related to certain facility closures. See Note 2 of the Notes to the Consolidated Financial Statements.
Income Taxes:
     The effective tax rate was 16.2% for the three months ended September 30, 2009 and 18.7% for the three months ended September 30, 2008. Cooper reduced income taxes expense by $1.2 million and $18.3 million in the three months ended September 30, 2009 and 2008, respectively, for discrete tax items primarily related to statute expirations, state tax settlements, and foreign taxes. Excluding the discrete tax items, Cooper’s effective tax rate for the three months ended September 30, 2009 and 2008 was 17.1% and

26.5%. This decrease is primarily related to lower earnings in 2009 without a corresponding decrease in projected tax benefits.
Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008
     Income from continuing operations for the nine months ended September 30, 2009 was $284.8 million on revenues of $3,813.0 million compared with income from continuing operations of $504.5 million on revenues of $4,998.1 million during the comparable 2008 period. Diluted earnings per share from continuing operations were $1.69 in 2009 compared to $2.85 in 2008. During the nine months ended September 30, 2009, income from continuing operations was reduced by restructuring charges of $25.7 million or $.13 per share. Income from continuing operations for the nine months ended September 30, 2009 was favorably impacted by discrete tax items primarily related to foreign taxes which improved earnings by $.06 per share. During the nine months ended September 30, 2008, income from continuing operations was reduced by restructuring charges of $7.6 million or $.03 per share. Discrete tax items for the nine months ended September 30, 2008 favorably impacted earnings by $.13 per share.
Revenues:
     Revenues for the nine months ended September 30, 2009 decreased 23.7% compared to the same period in 2008. The impact of acquisitions increased comparable revenues in 2009 by 0.7% with currency translation decreasing 2009 revenues by 3.3%.
     Electrical Products segment revenues for the nine months ended September 30, 2009 decreased 22.5% compared to the same period in 2008. The impact of acquisitions increased revenue by 0.7% and currency translation had a 3.0% unfavorable effect on revenues in the nine months ended September 30, 2009. Revenue declines were a result of the global recession in all markets for the Electrical Products segment, especially for distribution channels impacted by the overall reduced demand and actions taken by distributors to reduce the inventory levels in the channel.
     Tools segment revenues for the nine months ended September 30, 2009 decreased 32.7% compared to the same period in 2008. Unfavorable currency translation impact was 5.4% on revenues in 2009. Revenues declined as the segment continued to see weak global demand in all markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 69.4% for the nine months ended September 30, 2009 compared to 67.0% for the comparable 2008 period. The increase in the cost of sales percentage primarily resulted from negative leverage on fixed costs due to lower demand for products and production curtailments to reduce overall inventory levels to align with slowing market demands.
     Electrical Products segment cost of sales, as a percentage of revenues, was 68.8% for the nine months ended September 30, 2009 compared to 66.6% for the comparable period in 2008. The increase in cost of sales as a percentage of revenues in comparison to the prior year period was primarily due to negative leverage of fixed costs from the 23% decline in revenues due to the global market slowdown and actions taken to adjust production inventory levels to current lower market conditions.
     Tools segment cost of sales, as a percentage of revenues, was 75.2% for the nine months ended September 30, 2009 compared to 69.6% for the same period of 2008. The increase in the cost of sales percentage was driven by unfavorable leverage of fixed costs due to lower production volumes and further actions taken to adjust inventory levels to market conditions.
     Selling and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2009 was 19.9% compared to 18.5% for the same 2008 period. Selling and administrative expenses were reduced by $166.3 million in the first nine months of 2009 when compared to the same prior year period. The increase in the percentage is reflective of the reduced revenue levels offset partially by cost reduction actions taken to align the overall selling and administrative expenses with current and projected market demand.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2009 was 17.5% compared to 16.8% for the same period in 2008. The increase in the percentage reflects the impact of 23% lower comparable revenue levels in 2009 which was partially offset by cost reduction actions taken to adjust segment selling and administrative expenses to global market conditions.
     Tools segment selling and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2009 was 23.4% compared to 19.8% for the same 2008 period. The increase in selling and administrative expenses, as a percentage of revenues, was driven by the 33% reduction in comparable revenues partially offset by cost reduction actions implemented for the segment.
     Net interest expense for the nine months ended September 30, 2009 decreased $3.1 million from the comparable 2008 period primarily as a result of lower average debt balances partially offset by higher average borrowing rates and lower interest earned on cash invested. Average debt balances were $1.22 billion and $1.39 billion and average interest rates were 5.35% and 5.16% for the nine months ended September 30, 2009 and 2008, respectively.
Operating Earnings:
     Electrical Products segment operating earnings of $467.0 million for the nine months ended September 30, 2009 decreased 36% from the operating earnings of $732.2 million for the same period of last year. The decrease primarily resulted from the reduced global market demand and adjustments to production volumes to align with the lower market demand.
     Tools segment operating earnings was $5.8 million in the nine months ended September 30, 2009 compared to operating earnings of $63.6 million in the same period of 2008. The decrease resulted from the impact of lower unit volumes and further curtailment of production volumes to adjust inventory levels to current and forecasted market demand.
     General Corporate expense decreased $6.0 million to $63.5 million during the nine months ended September 30, 2009 compared to $69.5 million during the same period of 2008. The decrease primarily relates to lower stock and incentive compensation expense and actions taken to reduce General Corporate expense in response to the reduced global market demand for Cooper products. General Corporate expense for the nine months ended September 30, 2009 includes $3.0 million in costs associated with the reincorporation of the Company to Ireland.
Restructuring and Asset Impairment Charges:
     At December 31, 2008, Cooper had an accrual of $29.7 million for future cash expenditures related to its fourth quarter 2008 restructuring actions. The fourth quarter 2008 restructuring actions included the elimination of 1,314 hourly and 930 salaried positions.
     During the nine months ended September 30, 2009, Cooper recorded pre-tax restructuring and asset impairment charges of $25.7 million related to additional employment reductions and certain facility closures as a result of management’s on-going assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. An incremental total of 999 hourly and 694 salary positions are being eliminated as a result of the 2009 restructuring actions to reduce Cooper’s workforce.
     During the nine months ended September 30, 2009, Cooper expended $26.9 million in cash related to its fourth quarter 2008 restructuring actions and an additional $19.1 million for the actions taken in 2009.

At September 30, 2009, Cooper has an accrual for future cash expenditures related to the restructuring actions of $8.6 million. The related cash payments will be substantially completed in the first half of 2010.
     As part of the restructuring actions, Cooper has approved the closure of ten factories and warehouses, six of which have been completed as of September 30, 2009. Cooper has recorded non-cash impairment charges of $0.8 million related to these actions. Of the remaining facility closures, two are expected to be completed by the end of 2009 with the remaining two factory closures expected to be substantially completed in the first half of 2010. Cooper expects to incur incremental restructuring charges in the range of approximately $8 to $15 million associated with the completion of planned restructuring activities as the actions are implemented over the next year. See Note 2 of the Notes to the Consolidated Financial Statements.
     Cooper estimates the restructuring actions taken in the fourth quarter of 2008 and during the nine months ended September 30, 2009 have reduced operating costs by approximately $59 million in 2009 and anticipates these actions will reduce operating costs by approximately $24 million during the remainder of 2009. Cooper expects to realize approximately $13 million of sequential benefits in 2010 from the restructuring actions taken to date.
Income Taxes:
     The effective tax rate was 15.3% for the nine months ended September 30, 2009 and 24.5% for the nine months ended September 30, 2008. Cooper reduced income taxes expense by $9.6 million and $22.9 million in the nine months ended September 30, 2009 and 2008, respectively, for discrete tax items primarily related to statute expirations, state tax settlements and foreign taxes. Excluding the impacts of the discrete items, Cooper’s effective tax rate would have been 18.2% and 28.0% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in Cooper’s 2009 effective tax rate compared to 2008, adjusted for the aforementioned discrete items, is primarily related to a decrease in 2009 earnings without a corresponding decrease in projected tax benefits.
Income Related to Discontinued Operations:
     During the nine months ended September 30, 2009, Cooper recognized an after tax gain from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense (or $.15 per diluted share) related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The income resulted from negotiated insurance settlements consummated in 2009 that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. The timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation. See Note 16 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) decreased $210.2 million during the nine months ended September 30, 2009. A $135.6 million decrease in receivables and a $139.1 million decrease in inventories, partially offset by a $64.5 million decrease in accounts payable, were driven primarily by a 24% decrease in sales and aggressive actions to right size Cooper’s businesses for current market conditions. Cooper’s operating working capital at September 30, 2009 was approximately 28% lower than at September 30, 2008 as operating working capital levels have been adjusted to the current lower operating levels. Operating working capital turnover (defined as annualized revenues divided by average quarterly operating working capital) for the third quarter of 2009 was 5.2 turns as compared to 5.1 turns for the same period of 2008.

     Cash provided by operating activities was $638.4 million during the nine months ended September 30, 2009. This cash, plus $19.1 million from redemption of short-term investments and $4.5 million of cash received from stock option exercises significantly exceeded the funds utilized to fund capital expenditures of $70.8 million, acquisitions of $21.8 million, dividends of $125.7 million, debt repayments of $24.6 million and share purchases of $26.0 million. Cash provided by operating activities in 2009 is net of a $25 million voluntary contribution to the U.S. defined benefit pension plan.
     Cash provided by operating activities was $569.8 million during the nine months ended September 30, 2008. This cash, plus $297.5 million of net proceeds from issuances of debt, $290.1 million of proceeds from cash previously restricted, $56.4 million from redemption of short-term investments and $17.0 million of cash received from stock option exercises was primarily used to fund capital expenditures of $95.5 million, acquisitions of $270.8 million, dividends of $126.9 million, debt repayments of $380.0 million and share purchases of $325.2 million.
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
     Cooper’s financial position and liquidity has remained strong during the global economic recession. It is likely that most markets that Cooper services will continue to have weak demand in the near term. While the length and depth of the recession and a recovery are not predictable, Cooper is proactively adjusting our cost structure. In this regard, in the fourth quarter of 2008, Cooper implemented contingency plans to reduce our cost structure and recognized a restructuring charge of $35.7 million primarily related to reductions in our workforce in excess of 2,200 employees. During the nine months ended September 30, 2009, Cooper further reduced its workforce by approximately 1,700 additional employees and recognized restructuring charges of $24.9 million. Cash flows from operating activities for the nine months ended September 30, 2009 have been reduced by the $46.0 million expended in connection with the restructuring actions. At September 30, 2009, Cooper had an $8.6 million accrual related to these activities for which the related cash payments will be substantially completed in the first half of 2010. As part of the restructuring actions, Cooper has approved the closure of ten factories and warehouses, six of which have been completed at the end of the third quarter 2009. Of the remaining facility closures, two are expected to be completed by the end of 2009 with the remaining two factory closures expected to be substantially completed in the first half of 2010. Cooper expects to incur incremental restructuring charges in the range of approximately $8 to $15 million associated with the completion of planned restructuring activities as the actions are implemented over the next year, with approximately $7 million expected during the fourth quarter of 2009. See Note 2 of the Notes to the Consolidated Financial Statements for further information.
     On November 2, 2009, Cooper repaid the $275 million 5.5% senior unsecured notes at maturity with existing cash. Cooper currently anticipates that it will annually generate in excess of $600 million in cash flow available for acquisitions, debt repayments, dividends and common stock repurchases during 2009.
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 29.6% at September 30, 2009, 32.1% at December 31, 2008 and 29.6% at September 30, 2008.
     At September 30, 2009 and December 31, 2008, Cooper had cash and cash equivalents of $658.4 million and $258.8 million, respectively and short-term investments of $3.6 million and $21.9 million, respectively. At September 30, 2009 and December 31, 2008, Cooper had short-term debt of $9.4 million and $25.6 million, respectively.

     On August 14, 2009 Cooper entered into a credit agreement that provides a $350 million three-year committed bank credit facility that replaces Cooper’s previous credit facility that was to mature in November 2009. Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. At September 30, 2009, Cooper has a $350 million committed credit facility that matures in August 2012. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facility.
     The credit facility agreement is not subject to termination based on a decrease in Cooper’s debt ratings or a material adverse change clause. The principal financial covenants in the agreement limits Cooper’s debt-to-total capitalization ratio to 60% and requires Cooper to maintain a minimum earnings before interest expense, income taxes, depreciation and amortization to interest ratio of 3 to 1. Cooper is in compliance with all covenants set forth in the credit facility agreement.
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
Critical Accounting Estimates and Recently Issued Accounting Standards
     We disclosed our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008. No significant changes have occurred to those policies except our adoption of the revisions to ASC Topic 805, Business Combinations effective January 1, 2009. The revisions provide enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations. Cooper implemented the revised guidance prospectively to business combinations completed on or after January 1, 2009. See Note 1 of the Notes to the Consolidated Financial Statements.
     Cooper had goodwill of $2.64 billion and $2.57 billion at September 30, 2009 and December 31, 2008, respectively. Cooper records goodwill related to business acquisitions when the purchase price exceeds the fair value of identified assets and liabilities acquired. Goodwill is subject to an annual impairment test and Cooper has designated January 1 as the date of this test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. Cooper has identified eight reporting units for which goodwill is tested for impairment.
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
     The long range financial forecast is typically completed early in the fourth quarter of each year, and it serves as the primary basis for our estimate of reporting unit fair values used in our annual impairment tests, absent significant changes in our outlook on future results. In the fourth quarter of 2008, the global financial and credit crisis and economic slowdown impacted the near-term outlook for the majority of our businesses. As a result, we revised the operating plans and discounted cash flows included in our initial long range financial forecast for each reporting unit to reflect our most current assessment of estimated fair value for purposes of the January 1, 2009 goodwill impairment test.
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

$ in millions
					Percentage
					Reduction
		Fair Value		Fair Value	Required to
		in Excess		in Excess	Reduce 1/1/09
		of Carrying		of Carrying	Estimated Fair
	Goodwill at	Value at	Goodwill at	Value at	Value to
Reporting Unit	12/31/07 (2)	1/1/08 (1)	12/31/08 (2)	1/1/09 (1)	Carrying Value
B-Line	$319.8	39%	$303.4	88%	47%
Bussmann	337.3	117%	337.8	65%	39%
Crouse-Hinds	213.0	372%	362.8	192%	66%
Lighting	367.8	124%	362.1	93%	48%
Wiring Devices	81.7	144%	82.7	72%	42%
Power Systems	429.3	201%	443.1	85%	46%
Safety	484.2	48%	374.0	35%	26%
Tools	307.2	107%	301.4	35%	26%

(1)	Expressed as a percentage of carrying value.

(2)	There were no changes in the allocation of goodwill between reporting units. The changes in goodwill are due to the effect of acquisitions and translation.
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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of September 30, 2009, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2008.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	September 30,
	2009	2008
	(in millions)
Electrical Products	$545.0	$773.9
Tools	56.8	83.2

	$601.8	$857.1

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
Risks relating to Cooper’s change in its jurisdiction of incorporation from Bermuda to Ireland.
Legislative and regulatory action could materially adversely affect us.
     Legislative and regulatory action may be taken in the U.S. which, if ultimately enacted, could override tax treaties upon which we rely or broaden the circumstances under which we would be considered a U.S. resident, each of which could materially and adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. We cannot predict the outcome of any specific legislative or regulatory proposals. However, if proposals were enacted that had the effect of disregarding the reincorporation to Ireland or limiting our ability as an Irish company to take advantage of tax treaties with the U.S., we could be subjected to increased taxation and/or potentially significant expense.
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

The reincorporation to Ireland may not allow us to maintain a competitive worldwide effective corporate tax rate.
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
After the reincorporation, a transfer of Cooper Industries plc shares may be subject to Irish stamp duty.
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
     We currently intend to pay stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases Cooper may, in its absolute discretion, pay any stamp duty. Cooper Industries plc’s articles of association provide that, in the event of any such payment, Cooper Industries plc may seek reimbursement from the buyer or seller, at its discretion.
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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended September 30, 2009:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
As of 6/30/09				12,766,635
7/01/09 – 7/31/09	—	$—	—	12,766,635
8/01/09 – 8/31/09	—	$—	—	12,766,635
9/01/09 – 9/30/09	—	$—	—	12,766,635	(2)

Total	—	$—	—

(1)	On February 12, 2008, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper common stock. On February 9, 2009, Cooper announced that the Board of Directors authorized the repurchase of ten million shares of common stock in addition to the remaining February 12, 2008 authorization, which is reflected in the above table. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2009, Cooper used an estimate that one million shares would be issued under equity compensation plans, which is reflected in the above table.

(2)	As of the date of this filing in 2009, Cooper had repurchased the one million shares intended to offset dilution from share issuances under equity compensation plans, as well as 262,800 additional shares under the Cooper Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2009. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
Item 3. Defaults Upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
     A special meeting of shareholders was held on August 31, 2009 in Houston, Texas. Two proposals, as described in Cooper’s Proxy Statement dated July 16, 2009, were voted upon at the meeting and approved by the shareholders. The following is a brief description of the matters voted upon and the results of voting.
1. Proposal to approve a Scheme of Arrangement that will effectively change the place of incorporation of the parent company of Cooper Industries from Bermuda to Ireland.
     In order for the Scheme of Arrangement to be approved, it must receive the affirmative vote of a majority in number of record holders of the Cooper Industries, Ltd. Class A common shares present and voting on the proposal at the meeting, representing 75% or more in value of the Class A common shares present and voting on the proposal at the meeting.
Number of holders of Class A common shares present and voting at the meeting:

For:	2,933	(83%)

Against:	406	(11%)

Abstain:	212	(6%)
Number of Class A common shares present and voting at the meeting:

For:	165,540,514	(93.48%)

Against:	10,800,758	(6.10%)

Abstain:	740,261	(.42%)
2. If the Scheme of Arrangement is approved, a proposal to approve the reduction of share premium of Cooper Industries plc, an Irish company that is now the new parent company of Cooper Industries, to approve the reduction of share premium and creation of distributable reserves.

     In order for the distributable reserves proposal to be approved, it must receive the affirmative vote of holders of at least a majority of the Cooper Industries, Ltd. Class A common shares present and voting on the proposal.

For:	173,541,489	(98.0%)

Against:	2,844,080	(1.61%)

Abstain:	695,963	(.39%)

Item 6. Exhibits
2.0	Scheme of Arrangement between Cooper Industries, Ltd. and the Class A Common Shareholders (incorporated by reference to Annex A to Cooper’s Definitive Proxy Statement on Schedule 14A filed July 16, 2009).

3.0	Memorandum and Articles of Association of Cooper Industries plc (incorporated by reference to Exhibit 3.1 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.1	Second Amended and Restated Rights Agreement, dated September 8, 2009, by and among Cooper Industries plc, Cooper Industries, Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated by referenced to Exhibit 4.1 to Cooper Industries plc’s Form 8-K filed on September 9, 2009).

4.2	Fifth Supplemental Indenture, dated as of September 8, 2009, by and among Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Industries plc and The Bank of New York Mellon Trust Company, N.A., (successor to JPMorgan Chase Bank, N.A.) as Trustee (incorporated by reference to Exhibit 4.2 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.3	First Supplemental Indenture, dated as of September 8, 2009, by and among Cooper US, Inc., the Guarantors (as defined therein), Cooper Industries plc and The Bank of New York Mellon Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.) as Trustee (incorporated by reference to Exhibit 4.3 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.4	Third Supplemental Indenture, dated as of September 8, 2009, by and among Cooper US, Inc., the Guarantors (as defined therein), Cooper Industries plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.4 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.1	Amended and Restated Cooper Industries plc Directors’ Stock Plan (As Amended and Restated as of September 8, 2009) (incorporated by reference to Exhibit 10.3 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.2	Cooper Industries plc Amended and Restated Directors’ Retainer Fee Stock Plan (As Amended and Restated as of September 8, 2009) (incorporated by reference to Exhibit 10.4 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.3	First Amendment to Cooper Industries Amended and Restated Management Annual Incentive Plan (As Amended and Restated for Non-Deferral Terms as of February 13, 2006) (As Amended and Restated in connection with Section 409A, Effective January 1, 2005) (incorporated by reference to Exhibit 10.6 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.4	Cooper Industries plc Amended and Restated Stock Incentive Plan (As Amended and Restated September 8, 2009) (incorporated by reference to Exhibit 10.7 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.5	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (incorporated by reference to Exhibit 10.8 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.6	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (incorporated by reference to Exhibit 10.9 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.7	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries Amended and Restated Management Annual Incentive Plan (incorporated by reference to Exhibit 10.10 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.8	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries, Ltd. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.9	Credit Agreement, dated August 14, 2009, among Cooper Industries, Ltd., Cooper US, Inc., the Subsidiary Guarantors named therein and the banks named therein.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2004 through 2008 and the Nine Months Ended September 30, 2009 and 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
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

Cooper Industries plc (Registrant)
Date: November 5, 2009	/s/ Terry A. Klebe
Terry A. Klebe, Senior Vice President and
Chief Financial Officer

Date: November 5, 2009	/s/ Rick L. Johnson
Rick L. Johnson, Vice President, Controller and
Chief Accounting Officer

Exhibit Index
Exhibit No.
2.0	Scheme of Arrangement between Cooper Industries, Ltd. and the Class A Common Shareholders (incorporated by reference to Annex A to Cooper’s Definitive Proxy Statement on Schedule 14A filed July 16, 2009).

3.0	Memorandum and Articles of Association of Cooper Industries plc (incorporated by reference to Exhibit 3.1 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.1	Second Amended and Restated Rights Agreement, dated September 8, 2009, by and among Cooper Industries plc, Cooper Industries, Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated by referenced to Exhibit 4.1 to Cooper Industries plc’s Form 8-K filed on September 9, 2009).

4.2	Fifth Supplemental Indenture, dated as of September 8, 2009, by and among Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Industries plc and The Bank of New York Mellon Trust Company, N.A., (successor to JPMorgan Chase Bank, N.A.) as Trustee (incorporated by reference to Exhibit 4.2 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.3	First Supplemental Indenture, dated as of September 8, 2009, by and among Cooper US, Inc., the Guarantors (as defined therein), Cooper Industries plc and The Bank of New York Mellon Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.) as Trustee (incorporated by reference to Exhibit 4.3 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.4	Third Supplemental Indenture, dated as of September 8, 2009, by and among Cooper US, Inc., the Guarantors (as defined therein), Cooper Industries plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.4 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.1	Amended and Restated Cooper Industries plc Directors’ Stock Plan (As Amended and Restated as of September 8, 2009) (incorporated by reference to Exhibit 10.3 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.2	Cooper Industries plc Amended and Restated Directors’ Retainer Fee Stock Plan (As Amended and Restated as of September 8, 2009) (incorporated by reference to Exhibit 10.4 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.3	First Amendment to Cooper Industries Amended and Restated Management Annual Incentive Plan (As Amended and Restated for Non-Deferral Terms as of February 13, 2006) (As Amended and Restated in connection with Section 409A, Effective January 1, 2005) (incorporated by reference to Exhibit 10.6 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.4	Cooper Industries plc Amended and Restated Stock Incentive Plan (As Amended and Restated September 8, 2009) (incorporated by reference to Exhibit 10.7 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.5	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (incorporated by reference to Exhibit 10.8 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

Exhibit No.
10.6	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (incorporated by reference to Exhibit 10.9 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.7	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries Amended and Restated Management Annual Incentive Plan (incorporated by reference to Exhibit 10.10 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.8	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries, Ltd. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.9	Credit Agreement, dated August 14, 2009, among Cooper Industries, Ltd., Cooper US, Inc., the Subsidiary Guarantors named therein and the banks named therein.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2004 through 2008 and the Nine Months Ended September 30, 2009 and 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.