Form 10-K
period 2009-12-31
Cooper Industries plc
filed 2010-02-19
CIK 1141982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-31330
Cooper Industries plc
(Exact Name of Registrant as Specified in Its Charter)

Ireland	98-0632292
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

5 Fitzwilliam Square	Dublin 2, Ireland
(Address of Principal Executive Offices)	(Zip Code)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was $5,150,057,732 based on the closing sale price as reported on the New York Stock Exchange.
     Number of registrant’s common shares outstanding as of January 31, 2010 – 167,166,953 common shares.
DOCUMENTS INCORPORATED BY REFERENCE
Cooper Industries plc Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on April 27, 2010 (Part II – Item 5(a), Part III – Items 10, 11, 12, 13 and 14)

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
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements. Forward-looking statements include, but are not limited to, any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures. Important factors which may affect the actual results include, but are not limited to, political developments, market and economic conditions, changes in raw material, transportation and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost control and productivity improvement programs, the ability to develop and introduce new products, the magnitude of any disruptions from manufacturing rationalizations, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including currency exchange rate fluctuations, changing legislation and regulations including changes in tax law, tax treaties or tax regulations, and the resolution of potential liabilities and insurance recoveries resulting from on-going Pneumo-Abex related asbestos claims.
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see Part I — Item 1A. — Risk Factors.
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the Company,” or “Cooper” means Cooper Industries plc and, where the context requires, includes our subsidiaries.
ITEM 1. BUSINESS
GENERAL
     The term “Cooper” refers to the registrant, Cooper Industries plc, which was incorporated under the laws of Ireland on June 4, 2009, and became the successor-registrant to Cooper Industries, Ltd. on September 9, 2009. Cooper Industries, Ltd. was incorporated under the laws of Bermuda on May 22, 2001, and became the successor registrant to Cooper Industries, Inc. on May 22, 2002.
     In June 2009, our Board of Directors approved moving Cooper’s place of incorporation from Bermuda to Ireland. This move was part of a reorganization that created a newly formed Irish company,

Cooper Industries plc. We completed the first step in this reorganization by establishing our tax residency in Ireland in December 2008. At a Special Shareholders’ Meeting on August 31, 2009, shareholders voted in favor of completing the reorganization pursuant to which all Cooper Industries, Ltd. Class A common shares held by public shareholders would be cancelled and all holders of such shares would receive ordinary shares of Cooper Industries plc on a one-for-one basis. The reorganization transaction was completed on September 8, 2009, following approval from the Supreme Court of Bermuda, at which time Cooper Industries plc replaced Cooper Industries, Ltd. as the ultimate parent company. On October 19, 2009, the Irish High Court approved the reduction of share premium (similar to additional paid-in-capital) to establish distributable reserves in the statutory balance sheet of Cooper Industries plc. The establishment of distributable reserves was required to enable the Company to pay dividends and repurchase shares in the future.
     We believe being an Irish company offers increased strategic flexibility and operational benefits as we continue to expand the growing international portion of our business. We do not expect the reorganization to have any material impact on our financial results. Shares of the Irish company, Cooper Industries plc, began trading on the New York Stock Exchange on September 9, 2009 under the symbol “CBE”, the same symbol under which Cooper Industries, Ltd. shares were previously traded. Cooper Industries plc remains subject to the U.S. Securities and Exchange Commission reporting requirements, the mandates of the Sarbanes-Oxley Act and applicable corporate governance rules of the New York Stock Exchange.
     Cooper operates in two business segments: Electrical Products and Tools. Cooper manufactures markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 23 countries and currently employs approximately 28,200 people. Operations in the United States are conducted by wholly-owned subsidiaries of Cooper, organized by the two business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both segments of Cooper. These activities are conducted in major industrialized countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through Cooper’s two business segments. As a result of operations outside the United States, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with operations outside the United States compared with United States activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers and restrictions on the exchange and fluctuations of currency. Cooper generates the most non-U.S. revenues in the United Kingdom, Germany, Canada, Mexico, France and the Asia Pacific region. Cooper has operations in India and China and has several majority-owned joint ventures with operations in China. Investments in emerging markets such as India and China are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit 21.0 contains a list of Cooper’s significant subsidiaries.
     Financial information with respect to Cooper’s industry segments and geographic areas is contained in Note 15 of the Notes to the Consolidated Financial Statements. A discussion of acquisitions and divestitures is included in Notes 3 and 16 of the Notes to the Consolidated Financial Statements.
     With its two business segments, Cooper serves four major markets: the industrial, commercial, utility and residential markets. Cooper also serves the electronics and telecommunications markets. Markets for Cooper’s products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Cooper experiences substantial competition in both of its business segments. The number and size of competitors vary considerably depending on the product line. Cooper cannot specify with exactitude the number of competitors in each product category or their relative market position. However, most operating units experience significant competition from both larger and smaller companies with the key competitive factors being customer and end-user service, price, quality, brand name and availability. Cooper considers its reputation as a manufacturer of a broad line of quality products and premier brands to be an important factor in its businesses. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment, support systems, hazardous duty electrical equipment, lighting fixtures, emergency lighting, fuses, nonpower hand tools and industrial power tools.
     Cooper’s research and development activities are for purposes of improving existing products and services and originating new products. During 2009, approximately $141.1 million was spent for research and development activities as compared with approximately $141.8 million in 2008 and $105.7 million in 2007. Cooper obtains and holds patents on products and designs in the United States and many other countries where operations are conducted or products are sold. Although in the aggregate Cooper’s patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.
     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2010. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper, or currently under negotiation with state regulatory agencies, have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper’s accruals for environmental liabilities, see Note 7 of the Notes to the Consolidated Financial Statements.
     Approximately 60 percent of the United States hourly production work force of Cooper is employed in 43 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 40 percent of all hourly production employees exist with 15 bargaining units at 17 operations in the United States. We also have agreements with various unions at 20 operations in other countries. During 2009, new agreements were concluded covering hourly production employees at 8 operations in the United States. Cooper considers its employee relations to be excellent.
     Sales backlog at December 31, 2009 was approximately $573.9 million, all of which is for delivery during 2010, compared with backlog of approximately $678.9 million at December 31, 2008.
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
Electrical Products
     The Electrical Products segment manufactures, markets and sells electrical and circuit protection products, including fittings, support systems, enclosures, specialty connectors, wiring devices, plugs, receptacles, lighting fixtures and controls, hazardous duty electrical equipment, intrinsically safe explosion proof instrumentation, fuses, emergency lighting, fire detection and mass notification systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, energy automation solutions and other related power systems components.
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
Tools
     The Tools segment manufactures markets and sells hand tools for industrial, construction, electronics and consumer markets; automated assembly systems for industrial markets; and electric and pneumatic industrial power tools, related electronics and software control and monitoring systems for general industry, primarily automotive and aerospace manufacturers.
     The principal raw material requirements include: flat and bar stock steel, brass, copper, fiberglass, aluminum, metal castings and forgings, wood, plastic pellets and plastic sheet. These materials are available from and supplied by numerous sources located in the United States and other countries.
     Demand for nonpowered hand tools, assembly systems and industrial power tools are driven by employment levels and industrial activity in major industrial countries and by consumer spending. In addition, demand for industrial power tools is influenced by automotive and aerospace production and general industrial production. The segment’s products are sold by the company’s sales force, independent distributors and retailers.

COOPER INDUSTRIES PLC
PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT
Electrical Products — Major Products and Brands
Access Cabinets electrical enclosures
Ametrix architectural asymmetric lighting
Antares dimming lighting controls
Arktite and eXLink plugs and receptacles
Arrow Hart commercial and industrial wiring devices and power connection products
ArrowLink modular wiring devices
Aspire and Siena decorative wiring devices
Aspire RF radio frequency controls, switches and receptacles
AtLite commercial, exit and emergency lighting
AutoGrip commercial-grade plugs and connectors
Axent architectural lighting
Blessing emergency lighting systems
B-Line support systems, enclosures, fasteners
Burton undersea connectors
Bussmann and Buss electrical and electronic fuses, fuse holders, and accessories
Buzznut labor saving fasteners
Cam-Lok electrical power connectors
Cannon Technologies automated distribution solutions
Capri cable accessories and flexible conduits
CEAG emergency lighting systems and explosion protected electrical materials
CEAG emergency lighting systems and explosion protected electrical materials
Cent-R-Rail and Redi-Rail metal rack units and cable trays
Cent-R-Rail cable tray system
Champ and Hazard-Gard HID and fluorescent lighting
Chico conduit sealing compound
Coiltronics inductors and transformers for the electronics industry
Condulet fittings and outlet bodies
Cooper Interconnect specialty connectors and cables
Cooper Wiring Devices residential, commercial and industrial wiring devices and power connection products
CORE Controls dimmers, occupancy sensors, RF and integrated control systems
Corelite indirect/direct linear& recessed lighting
Crompton lighting fixtures
Crouse-Hinds and CEAG electrical construction materials and aviation lighting products
CSA security systems and fire detection systems
CUBEFuse fuse and fuse holder system
Cybectec substation integration and automation solutions
CYME International Power Engineering Software
Domex and Domex Ground electrical construction materials and ground systems
Domex Bond Rojo coated conduit system (total protection against corrosion)
Dura-Blok rooftop supports
Dura-Clean washdown support systems
Dura-Cooper and Dura-Green epoxy coatings
E2 and EC2 electronic enclosures
Edison electrical and electronic fuses, fuse holders and accessories
Edison relays and fusegear
ELLK 92 explosion protected fluorescent light fixture
Enviroshield and Premier electrical enclosure
Envirotemp FR3 fire resistant, dielectric fluid
Envirotran liquid filled transformers
Exactra panel boards
EX-Cell and NexT industrial enclosures
F.A.S.T. underfloor cable tray system
Fail-Safe confinement, vandal-resistant, clean room and medical lighting
Flex Station panel boards
Flextray wire mesh cable tray
Fulleon and Nugelec fire detection systems
Fusetron, Limitron, Low-Peak and Xi’an electrical fuses
G&H Technology specialty connectors
General Connectors military connectors
Grate-Lock interlocking grating system
Greengate energy management lighting controls
Grip-Strut safety grating
Halo recessed downlighting, track and surface lighting
Hart-Lock and Power-Lock locking devices
Hart-Lock electrical receptacles, caps, connectors and accessories
Hyundai explosion-proof electrical products
iLight architectural lighting controls (International)
iLumin architectural lighting controls (North America)
InVision overcurrent protective device monitoring system for industry
Invue outdoor architectural area /site, decorative and floodlighting io architectural LED lighting
Iris architectural residential recessed downlighting
JSB and Menvier emergency lighting and fire detection systems
Kearney connectors, switches, fuses and cutouts
Kwik Clip pipe and conduit supports
Kwik-Wire cable support systems
Kyle distribution switchgear
Lumark indoor and outdoor industrial, area /site, security and floodlighting
Lumière architectural landscape lighting
Luminox emergency lighting
LynxPower industrial connectivity
MagneX interrupting devices
Magnum power distribution blocks and power terminal blocks
McGraw-Edison outdoor architectural area /site, garage and floodlighting
McGraw-Edison transformer components, cable accessories and fuses
MEDC signals and alarms
MediaSync multi-media wiring systems
Metalux commercial and industrial fluorescent lighting
M-Force switches
Mini-Line miniature over-molded connectors-cord sets
MTL intrinsically safe interfacing products and instrumentation
MTL Surge Technologies and Atlantic Scientific surge protection equipment
MWS modular wiring systems
Myers electrical hubs
Neo-Ray architectural indirect/direct linear, recessed and surface lighting
Nortem electrical construction materials
NOVA reclosers, sectionalizers and switches
OMNEX wireless signal technology and products
Optima fuse holder
PDS commercial recessed downlighting
Perf-O Grip plank metal grating
PolySurg polymer-based ESD suppression devices for the electronics industry
Portfolio architectural commercial recessed downlighting
Posi-Break electrical connectors
Posi-Lok electrical connector panel units
Power-Lock wiring devices, receptacles, caps and covers
PowerPlus panel boards
PowerStor supercapacitors for the electronics industry
Pretronica and Univel emergency lighting and power systems
Quick Grip OEM plugs and connectors
Quik-Spec electrical gear
RCM + rack cable management systems
Redi-Rail cable tray system
Regent consumer security lighting
REPEL protected switches and wallplates
RhinoBox temporary power center
Roam Secure personal and regional alerting
Roam Secure text messaging/SMS alerting, automated dialing, desktop alerts, and email notification systems
Royer commercial and industrial wiring devices and power connection products
RSA architectural multi-lamp, recessed, track and linear lighting
Ruff-in prefabricated mounting and support systems
Ruff-in prefabricated mounting and support systems
SAFEPATH voice evacuation systems and accessories
Safety Grip industrial-grade plugs and connectors
SAFETYBasics electrical safety training
Scantronic and Menvier security systems
Sedna decorative switches and receptacles
Shaper indoor and outdoor architectural decorative lighting
ShockSentry circuit protection devices
Snap’n Shield insulated pipe supports
SpecOne panel boards
Spectra panel boards
Stabex explosion protected torch
Streetworks outdoor area/roadway lighting
Sure-Lites exit and emergency lighting
SurePower power management and wireless control products for the transportation industry
SurgeBloc electrical protection receptacles and surge suppressors
Traction Tread perforated panel safety grating
UltraSIL and VariSTAR surge arresters
VaporGard incandescent clear globe lighting fixtures
V-Line electronic cabinets
WAVES mass notification systems and accessories
WeatherBox while-in-use outdoor boxes and covers
Wheelock fire and security notification appliances, devices and signals
X-Switch NSF certified motor control switch
Yukon software platform
Zero 88 theatrical lighting controls
Tools — Major Products and Brands
Airetool, Automated Systems, Cleco, DGD, Dotco and Gardner-Denver industrial power tools and assembly equipment
Apex fastening tools and universal joints
Atila screwdrivers
Atkins hacksaws
Belzer pliers, wrenches, sockets and drivers
Buckeye material removal tools and fixed drills
Campbell chains, blocks, clamps, and fittings
Caulk Master air-powered dispensing guns
Collins machetes, shovels, and axes
Crescent wrenches, pliers, drivers, and tool sets
Diamond horseshoes and farrier tools
Disston garden tools, saws, pliers, wrenches, and bits
Doler and Quackenbush advanced drilling equipment
Erem precision cutters and tweezers
Filtronic fume extraction equipment
Geta fastening tools
K&F files and rasps
Kahnetics dispensing equipment
Lufkin measuring tools
Master Power industrial air tools
Mayle wrenches, pliers, drivers, and tool sets
Metromex saws, trowels, and measuring tools
Metronix servos, drivers and speed controls
Nicholson files, rasps, and saws
Onix Plata hacksaws
Plumb hammers and hatchets
Recoules cutters and drilling tools
Rotor Tool fixtured and portable assembly equipment
Scala precision measurement tools
Utica torque measurement and control tools
Weller soldering tools, rework/repair tools, and fume extraction equipment
Wire Wrap solderless connection equipment
Wiss and H.K. Porter cutting products
Xcelite screwdrivers, nutdrivers, pliers, and tool kits

*	Gardner-Denver is a registered trademark of Gardner Denver, Inc. and is used by Cooper Industries under license.

COOPER INDUSTRIES PLC
PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT — (Continued)
ELECTRICAL PRODUCTS
Major Markets
     Fuses and circuit protection products are utilized in products for the construction, industrial, transportation and consumer markets and by manufacturers in the electrical, electronic, telecommunications and transportation industries. Lighting fixtures are utilized in residential construction, industrial, institutional and commercial building complexes, shopping centers, parking lots, roadways, and sports facilities. Electrical power products are used by utilities and commercial and industrial power users. Electrical construction materials are used in commercial, residential and industrial projects, by utilities, airports and wastewater treatment plants and in the process and energy industries. Emergency lighting, fire detection and security systems are installed in residential, commercial and industrial applications. Support systems and enclosures are used in industrial, commercial and telecommunications complexes. Wiring devices are used in the construction, renovation, maintenance and repair of residential, commercial, industrial and institutional buildings.
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
     Our major requirements for raw materials include steel, copper, aluminum, electronic components and plastics and, to a lesser degree brass, tin, lead, fiberglass and insulating materials including transformer oil. We have multiple sources of supply for each of our major requirements, although there are limited sources of supply for electrical core steel and transformer oil that Cooper uses in electrical power transmission and distribution products. Significant shortages could disrupt the supply of raw materials or price increases could affect prices we charge our customers, our product costs, and the competitive position of our products and services, which could adversely affect our results of operations.
Operations and Supply Sources Located Outside the United States, Particularly Emerging Markets, Are Subject to Increased Risks.
     Our operating activities outside the United States contribute significantly to our revenues and earnings. Serving a global customer base and remaining competitive in the global market place requires that we place more production in countries other than the United States, including emerging markets, to capitalize on market opportunities and maintain a cost-efficient structure. In addition, we source a significant amount of raw materials and other components from third-party suppliers or majority-owned joint-venture operations in low-cost countries. Our operations outside the United States could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns. Operations outside the United States are also subject to certain regulatory and economic uncertainties including trade barriers and restrictions on the exchange and fluctuations of currency. We believe that our operations in emerging markets such as China and India are subject to greater risks related to these political and economic uncertainties as compared to most countries where Cooper has operations.
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
We Have Liability Exposure for Asbestos-Related Claims.
     We have owned businesses that produced and sold products that contained asbestos. We, therefore, have potential liability arising from individuals claiming illnesses from exposure to asbestos. Insurance policies satisfy portions of the claim settlements and related legal costs. Many of the asbestos claims arise from our former Abex Friction Products business that was sold to Federal-Mogul Corporation and was subject to Federal-Mogul Corporation’s bankruptcy plan of reorganization. On September 30, 2008, the Bankruptcy Court issued a ruling denying the Plan A Settlement, resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement under which Cooper resolves through the tort system the asbestos-related claims arising from the Abex Friction product line that was sold to Federal-Mogul in 1998.
     As a result of the Bankruptcy Court ruling, Cooper adjusted its accounting in the third quarter of 2008 to reflect the Plan B Settlement. The amounts recorded by Cooper for its asbestos liability and related insurance receivables rely on various assumptions. The key assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, the number of years these assumptions are projected into the future, and the resolution of ongoing negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Assumptions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper’s actual asbestos costs or insurance recoveries could be significantly higher or lower than those recorded if the assumptions used in the estimation process vary significantly from actual results over time. Cooper reviews these assumptions on a periodic basis to determine whether any adjustments are required to the estimates of its recorded asbestos liability and related insurance receivables. Further information regarding Cooper’s asbestos liability is discussed under Item 3 – Legal Proceedings.

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
Risks relating to Cooper’s Jurisdiction of Incorporation.
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
     The U.S. Federal Government and certain states and municipalities have enacted legislation intended to deny federal funding and government contracts to U.S. companies that reincorporate outside the U.S. For instance, the Financial Services and General Government Appropriations Act for fiscal year 2010 signed into law in December 2009 includes a provision that prohibits government contracts with U.S. companies that have reincorporated outside the United States. We cannot provide any assurance that the impact on us of any adopted or proposed legislation in this area will not be materially adverse to our operations.
     In addition, there continues to be negative publicity regarding, and criticism of, companies that conduct substantial business in the U.S. but are domiciled in countries that do not have tax treaties with the United States, like Bermuda. We cannot assure you that moving our jurisdiction of incorporation to Ireland in September 2009 will eliminate the risk that we may be subject to similar criticism.
We may not be able to maintain a competitive worldwide effective corporate tax rate.
     We believe that the Irish reincorporation should improve our ability to maintain a competitive worldwide effective corporate tax rate. We cannot give any assurance as to what our effective tax rate will be, however, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from this expectation and that variance may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.
     It may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland. The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:
•	The judgment must be for a definitive sum;
•	The judgment must be final and conclusive; and
•	The judgment must be provided by a court of competent jurisdiction.
     As an Irish company, Cooper Industries plc is governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to shareholder lawsuits. The duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of Cooper Industries plc securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction in the United States.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     On December 31, 2009, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 20.8 million square feet of space, of which approximately 79 percent was owned and 21 percent was leased. The charts on the next page show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment.

						Square Footage of
						Plants and Facilities
	Number of	Number and Nature of Facilities				(in millions)
Segment	Employees	Manufacturing	Warehouse	Sales	Other	Owned	Leased
Electrical Products	23,991	105	28	82	4	12.4	4.0

Tools	3,655	23	4	9	—	4.0	0.3

Other	609	—	—	—	3	—	0.1

Total	28,255	128	32	91	7	16.4	4.4

*	Multi-purpose facilities at a single location are listed in each applicable column.
Manufacturing Plant Locations

		Europe
	United	(Other	United		South				Republic				Saudi
Segment	States	Than UK)	Kingdom	Mexico	America	Australia	Canada	China	of China	India	Korea	Singapore	Arabia
Electrical Products	49	12	12	10	2	2	3	8	1	3	1	1	1

Tools	10	6	—	3	2	1	—	1	—	—	—	—	—

Total	59	18	12	13	4	3	3	9	1	3	1	1	1

*	Some facilities are shared by Electrical Products and Tools operations.

ITEM 3. LEGAL PROCEEDINGS
Item 1. Legal Proceedings
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2009, a total of 147,740 Abex Claims were filed, of which 124,911 claims have been resolved leaving 22,829 Abex Claims pending at December 31, 2009. During the year ended December 31, 2009, 1,565 claims were filed and 2,424 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,106 before insurance. A total of $167.7 million was spent on defense costs for the period August 28, 1998 through December 31, 2009. Existing insurance coverage currently provides approximately 30% recovery of the total defense and indemnity payments for Abex Claims due to exhaustion of primary layers of coverage and litigation with certain excess insurers, although, in certain periods, insurance recoveries can be higher due to new settlements with insurers.
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
2008
     During the first quarter of 2008, the Bankruptcy Court concluded hearings on Plan A. On September 30, 2008, the Bankruptcy Court issued its ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received the $138 million payment, plus interest of $3 million, in October 2008 from the Federal-Mogul Bankruptcy estate and continues to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. Cooper continues to have access to Abex insurance policies.
     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity is presented in the following table assuming resolution through participation in the Federal-Mogul 524(g) trust up until September 30, 2008 when the accounting was adjusted to reflect the Plan B Settlement.

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
	2008	2007
	(in millions)	(in millions)
Accrual at beginning of period (under Plan A)	$509.1	$529.6
Indemnity and defense payments	(16.9)	(52.9)
Insurance recoveries	25.4	39.3
Other	(1.6)	(6.9)

Accrual at end of period (under Plan A) *	$516.0	$509.1

*	The $516.0 million liability reflects the estimated liability under Plan A immediately prior to adjusting the accounting on September 30, 2008 to reflect the Plan B Settlement.
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

	December	December	September
	31, 2009	31, 2008	30, 2008
	(in millions)
Asbestos liability analysis:
Total liability for unpaid, pending and future indemnity and defense costs at end of period	$784.5	$815.1	$823.3

Asbestos receivable analysis
Receivable from Federal-Mogul Bankruptcy estate (received in Oct. 2008)	$—	$—	$141.0
Insurance receivable for previously paid claims and insurance settlements	64.6	74.6	72.7
Insurance-in-place agreements available for pending and future claims	114.7	117.7	119.6

Total estimated asbestos receivable at end of period	$179.3	$192.3	$333.3

	Twelve Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
	(in millions)	(in millions)
Cash Flow:
Indemnity and defense payments	$(29.9)	$(7.9)
Insurance recoveries	54.6	—
Payment from Federal-Mogul Bankruptcy Estate	—	141.0
Other	(0.7)	(0.3)

Net cash flow (excluding related income taxes)	$24.0	$132.8

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
Asbestos Liability Estimate
     As of December 31, 2009, Cooper estimates that the undiscounted liability for pending and future indemnity and defense costs for the next 45 years will be $784.5 million. This amount includes accruals for unpaid indemnity and defense costs at December 31, 2009 which are not significant. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable.
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
     Abex discontinued using asbestos in the Abex Friction product line in the 1970’s and epidemiological studies that are publicly available indicate the incidence of asbestos-related disease is in decline and should continue to decline steadily. However, these studies, or other assumptions, may vary significantly over time from the current estimates utilized to project the undiscounted liability.
     Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believes are reasonably possible that indicate a broader range of potential estimates from $505 to $877 million (undiscounted).
Asbestos Receivable Estimate
     As of December 31, 2009, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $680 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of December 31, 2009, Cooper’s receivable for recoveries of costs from insurers amounted to $179.3 million, of which $64.6 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers may defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $179.3 million receivable from insurance companies at December 31, 2009 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
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
     Cooper Industries plc, which was incorporated under the laws of Ireland on June 4, 2009, became the successor-registrant to Cooper Industries, Ltd. on September 9, 2009. Cooper common shares (symbol – CBE) are listed on the New York Stock Exchange. Options for Cooper common shares are listed on the NYSE Alternext U.S. exchange.
     As of January 31, 2010 there were 19,014 record holders of Cooper common shares.
     The high and low quarterly sales prices for the past two years of Cooper common shares as reported by Dow Jones & Company, Inc., are as follows:

		Quarter
		1	2	3	4
2009	High	$31.33	$36.64	$38.89	$44.99
	Low	18.86	24.71	28.76	36.25

2008	High	$53.25	$47.55	$49.64	$40.27
	Low	35.37	39.40	36.96	19.32
     Cash dividends declared on Cooper Industries, Ltd’s Class A and Class B common shares were $.185 a share per quarter (or $.74 on an annualized basis) during 2005 and 2006, $.21 a share per quarter (or $.84 on an annualized basis) during 2007, and $.25 a share per quarter ($1.00 on an annualized basis) during 2008 and 2009 (through the dividend declared on August 3, 2009). Based on Cooper Industries, Ltd’s capital structure in 2009, all of the dividend distributions paid by it in 2009 are treated as a return of capital to its shareholders. For the dividends payable in 2007, 2008 and 2009 (through the dividend payable October 1, 2009), Cooper’s subsidiaries that held Class A and Class B shares of Cooper Industries, Ltd. received dividends on such shares.

     Cash dividends of $.25 a share were declared on Cooper Industries plc’s common shares on November 3, 2009 that was paid on January 4, 2010. On February 15, 2010, Cooper’s Board of Directors declared a dividend of $.27 per share increasing the annual dividend rate of Cooper’s common stock to $1.08 per share. For dividends payable in 2010, Cooper currently anticipates that based on its capital structure all or a substantial portion of its dividend distributions will be treated as dividend income to its shareholders.
Irish Taxes Applicable to Dividends
     In certain circumstances, Cooper will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to its shareholders. In the majority of cases, shareholders resident in the U.S. will not be subject to Irish withholding tax. Dividends paid to U.S. residents will not be subject to dividend withholding tax provided that:
•	In the case of a beneficial owner, the address of the beneficial owner in the records of his or her broker is in the United States and this information is provided by the broker to the Company’s qualifying intermediary; or
•	In the case of a record owner, the record owner has provided to the Company’s transfer agent a valid W-9 showing either an address or valid taxpayer identification number.
     Shareholders resident in a number of other countries will not be subject to Irish withholding tax provided that they complete certain Irish dividend withholding tax forms.
     Irish income tax may also arise with respect to dividends paid on Cooper shares. A shareholder who is not a resident in Ireland who meets one of the exemptions from dividend withholding tax described above and does not hold Cooper shares through a branch or agency in Ireland through which a trade is carried on generally will not have any Irish income tax liability on a dividend paid by Cooper. If a shareholder who is not a resident in Ireland is subject to the dividend withholding tax, the withholding payment discharges any Irish income tax liability, provided the shareholder furnishes to the Irish Revenue authorities a statement of the dividend withholding tax imposed. A shareholder who is a resident of Ireland may be subject to Irish income tax and/or levies on dividends received from Cooper.
A Transfer of Cooper Industries plc Shares May be Subject to Irish Stamp Duty
     A transfer of Cooper shares from a seller who holds shares beneficially to a buyer who holds the acquired shares beneficially will not be subject to Irish stamp duty. A transfer of Cooper shares by a seller who holds shares directly to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer.
     We currently intend to pay stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases Cooper may, in its absolute discretion, pay any stamp duty. Cooper’s articles of association provide that, in the event of any such payment, Cooper may seek reimbursement from the buyer or seller, at its discretion.

     The following table reflects activity related to equity securities purchased by Cooper during the three months ended December 31, 2009:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs(1)
As of 9/30/09				12,766,635
10/01/09 – 10/31/09	—	—	—	12,766,635
11/01/09 – 11/30/09	10,000	$39.54	10,000	12,756,635
12/01/09 – 12/31/09	284,600	$42.48	284,600	12,472,035 (2)

Total	294,600	$42.38	294,600

(1)	On February 12, 2008, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper common stock. On February 9, 2009, Cooper announced that the Board of Directors authorized the repurchase of ten million shares of common stock in addition to the remaining February 12, 2008 authorization, which is reflected in the above table. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2010, Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans, which is not reflected in the above table.

(2)	As of the date of this filing in 2010, Cooper had repurchased 589,600 shares under the Cooper Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under this authorization from time to time during 2010. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
     Further information required by this Item is set forth under the caption “Equity Compensation Plan Information” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2010 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2009. The selected historical financial information shown below has been derived from Cooper’s audited consolidated financial statements. This information should be read in conjunction with Cooper’s consolidated financial statements and notes thereto.

	Years Ending December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)
INCOME STATEMENT DATA:
Revenues	$5,069.6	$6,521.3	$5,903.1	$5,184.6	$4,730.4

Income from continuing operations	$413.6	$615.6	$692.3	$484.3	$391.1
Income (charge) from discontinued operations, net of taxes	25.5	16.6	—	(20.3)	(227.2)

Net income	$439.1	$632.2	$692.3	$464.0	$163.9

INCOME PER COMMON SHARE DATA:
Basic -
Income from continuing operations	$2.47	$3.54	$3.80	$2.64	$2.12
Income (charge) from discontinued operations	.15	.10	—	(.11)	(1.23)

Net income	$2.62	$3.64	$3.80	$2.53	$.89

Diluted -
Income from continuing operations	$2.46	$3.51	$3.73	$2.58	$2.06
Income (charge) from discontinued operations	.15	.09	—	(.11)	(1.19)

Net income	$2.61	$3.60	$3.73	$2.47	$.87

BALANCE SHEET DATA (at December 31):
Total assets	$5,984.4	$6,164.9	$6,133.5	$5,374.8	$5,215.1
Long-term debt, excluding current maturities	922.7	932.5	909.9	702.8	1,002.9
Shareholders’ equity	2,963.3	2,607.4	2,841.9	2,475.3	2,205.2
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$1.00	$.84	$.74	$.74
     In October 1998, Cooper sold its Automotive Products segment for $1.9 billion in proceeds. Discontinued operations charges of $20.3 million, which is net of an $11.4 million income tax benefit, in 2006 and $227.2 million, which is net of a $127.8 million income tax benefit, in 2005 were recorded for potential liabilities related to the Automotive Products segment sale and the Federal-Mogul bankruptcy. In 2008, discontinued operations income of $16.6 million, which is net of a $9.4 million income tax expense, was recorded to reflect ongoing resolution of the potential liabilities through the tort system when the Bankruptcy Court denied Cooper’s participation in the Federal-Mogul 524(g) trust. During 2009, Cooper recognized an after-tax gain from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense, from negotiated insurance settlements consummated in 2009 that were not previously recognized. See Note 16 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Revenues

	Year Ended December 31,
	2009	2008	2007
		(in millions)
Electrical Products	$4,511.9	$5,755.7	$5,108.4
Tools	557.7	765.6	794.7

Total Revenues	$5,069.6	$6,521.3	$5,903.1

     See the geographic information included in Note 15 of the Notes to the Consolidated Financial Statements for a summary of revenues by country.
     2009 vs. 2008 Revenues Revenues for 2009 decreased 22.3% compared to 2008. The impact of currency translation decreased reported revenues by 2.0%, while acquisitions added approximately 0.6% in revenues.
     Electrical Products segment revenues for 2009, which represent approximately 89% of the total revenues generated, decreased 21.6% compared to 2008. Currency translation decreased reported revenues by 1.8%. The impact of acquisitions increased the segment revenues for 2009 by 0.6% over 2008 revenue levels. All of the Electrical Products segment businesses reported decreased revenues for 2009. The global recession resulted in weakness in all markets for the Electrical Products segment, especially the North American and Western European markets when comparing 2009 results to 2008.
     Tools segment revenues for 2009, which represent about 11% of total revenues, decreased 27.2% compared to 2008. Currency translation represented a 2.8% decrease for reported revenues. Lower revenues from declining retail market activity, weaker demand in the North American and Western European industrial markets and lower requirements for assembly systems for light passenger vehicle markets drove the reduction in revenue for 2009 compared to prior year results.
     2008 vs. 2007 Revenues Revenues for 2008 increased approximately 11% compared to 2007. The impact of currency translation was less than 1%, while acquisitions added approximately 7% in revenues.
     Electrical Products segment revenues for 2008, which represented slightly more than 88% of revenues, increased approximately 13% compared to 2007. Currency translation had a minimal impact on revenue growth. The impact of acquisitions increased the segment revenues for 2008 by nearly 8% over 2007 revenue levels. Six of the seven Electrical Products segment businesses reported increased revenues for 2008. Revenue growth was a result of solid demand from energy, industrial, international expansion and nonresidential construction markets through the first nine months of 2008. Softness in the U.S residential market throughout the year and declines in all global markets during the fourth quarter of the year partially offset these increases.
     Tools segment revenues for 2008, which represented about 12% of revenues, decreased approximately 4% compared to 2007. Currency translation represented a 2% increase for reported revenues with limited increase from acquisitions. Revenue declines were driven by weak retail markets and soft demand from the motor vehicle end markets. Tools segment experienced significant weakness in most markets and geographies during the fourth quarter of 2008, particularly in the U.S. retail channel.

Operating Results

	Year Ended December 31,
	2009	2008	2007
	(in millions, except per share data)
Electrical Products	$638.2	$930.3	$848.2
Tools	18.5	81.1	94.0

Total segment operating earnings	656.7	1,011.4	942.2
Restructuring and asset impairment charges	29.9	52.4	—
General corporate expense	82.7	81.4	98.1

Operating earnings	544.1	877.6	844.1
Income from Belden agreement	—	—	33.1
Interest expense, net	61.4	70.4	51.0

Income from continuing operations before income taxes	482.7	807.2	826.2
Income tax expense	69.1	191.6	133.9

Income from continuing operations	413.6	615.6	692.3
Income from discontinued operations, net of income taxes	25.5	16.6	—

Net income	$439.1	$632.2	$692.3

Diluted earnings per share:
Income from continuing operations	$2.46	$3.51	$3.73
Income from discontinued operations	.15	.09	—

Net income	$2.61	$3.60	$3.73

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
     2009 vs. 2008 Segment Operating Earnings Segment Operating Earnings were $656.7 million in 2009, a decrease of approximately 35% compared to $1.01 billion in 2008.
     Electrical Products segment 2009 operating earnings decreased 31% to $638.2 million from $930.3 million for 2008. Return on revenues was 14.1% for 2009 compared to 16.2% for 2008. The decrease resulted from the reduced global market demand and adjustments made during 2009 to align production volumes to the global market demand. The Electrical Products segment invested in restructuring actions that served to reduce its cost structure during 2009. The negative impact of leverage on the segments fixed overhead from the revenue decline was partially offset by net inventory valuation adjustments (including decrements in LIFO inventory) of approximately $3 million.
     Tools segment 2009 operating earnings decreased 77% to $18.5 million compared to $81.1 million for 2008. Return on revenues was 3.3% for 2009 compared to 10.6% for 2008. The decrease in earnings as a percentage of revenue was primarily due to the declining demand for Tools segment products and the related impact of reduced production volumes. The Tools segment invested in restructuring actions that served to reduce its cost structure during 2009. The negative impact of leverage on the segments fixed overhead from the revenue decline was partially offset by net inventory valuation adjustments (including decrements in LIFO inventory) of approximately $1 million.

     2008 vs. 2007 Segment Operating Earnings Segment Operating Earnings were $1.01 billion in 2008 compared to $942.2 million in 2007.
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
     Restructuring and Asset Impairment Charges In 2009, Cooper recognized a pre-tax restructuring charge of $28.7 million and a pre-tax non-cash impairment charge of $1.2 million. The 2009 restructuring and asset impairment charges of $29.9 million, or $24.4 million after taxes, reduced 2009 diluted earnings by $.14 per share. In 2008, Cooper recognized a pre-tax restructuring charge of $43.3 million and a pre-tax non-cash impairment charge of $9.1 million. The 2008 restructuring and asset impairment charges of $52.4 million, or $38.3 million after taxes, reduced 2008 diluted earnings by $.21 per share.
     In the second quarter of 2008, Cooper recorded a restructuring charge for $7.6 million in severance costs for downsizing a Tools segment international facility. This facility downsizing and related cash payments were substantially completed in 2008.
     As a result of the downturn in economic conditions in the latter half of 2008, Cooper committed to employment reductions to appropriately size the Company’s workforce to the then current and anticipated market conditions and to downsize a domestic Tools segment manufacturing operation. These actions were taken as a part of Cooper management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of the then current and anticipated market conditions and demand levels. Cooper recorded a $35.7 million charge in the fourth quarter of 2008 related to these actions, $25.5 million of which related to the Electrical Products segment and $10.2 million related to the Tools segment. A total of 1,314 hourly and 930 salary positions were eliminated as a result of the fourth quarter 2008 restructuring actions to reduce Cooper’s workforce. Of the 2,244 workforce reductions, 1,358 had exited by the end of 2008 with the remaining reductions completed in 2009.
     During 2009, Cooper committed to additional employment reductions and certain facility closures as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. Cooper recorded charges of $28.7 million in 2009 related to these actions, $18.5 million of which relates to the Electrical Products segment and $8.6 million relates to the Tools segment. The remaining $1.6 million relates to reductions in Cooper’s corporate staff. A total of 1,088 hourly and 772 salaried positions are being eliminated as a result of the 2009 restructuring actions to reduce Cooper’s workforce.
     The workforce reductions, contract termination and other exit costs and the related cash payments associated with the accrual balances at December 31, 2009 will be substantially completed in the first half of 2010. As part of the restructuring actions, Cooper has approved the closure of ten factories and warehouses, eight of which have been completed at the end of the 2009. Cooper recorded non-cash impairment charges of $1.2 million related to these actions during 2009. The two remaining factory closures are expected to be substantially completed in the first half of 2010.
     At December 31, 2009, Cooper had an accrual of $6.1 million for future cash expenditures related to its restructuring actions. The related cash payments will be substantially completed in the first half of 2010. Cooper expects to incur incremental restructuring charges in the range of approximately $13 to $17 million associated with the completion of planned restructuring activities as the actions are completed in 2010. Cooper estimates that the restructuring actions taken in the fourth quarter of 2008 and during 2009 have reduced operating costs by approximately $87.5 million in 2009. Cooper expects to realize approximately $24.5 million of sequential benefits in 2010 from the restructuring actions taken to date.
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
     General Corporate Expense General Corporate expense increased $1.3 million during 2009 to $82.7 million compared to $81.4 million for 2008. General Corporate expense in 2009 includes approximately $4 million in costs associated with the reincorporation of the Company to Ireland. General Corporate expense in 2008 includes the favorable adjustment of approximately $7 million for long-term performance-based stock compensation. Excluding the impact of the costs for reincorporation to Ireland incurred in 2009 and the favorable long-term performance-based stock compensation adjustment to the 2008 General Corporate expense, 2009 General Corporate expense decreased approximately $10 million compared to $88.4 million in 2008 reflecting cost control actions undertaken in 2009.
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
     Income from Belden Agreement Income from the Belden agreement was $33.1 million in 2007. There was no income from the Belden agreement in 2008 or 2009. In 1993, Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized principally over fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increase in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax loss carryforward is utilized. Belden can carry any loss forward twenty years to offset future taxable income. Cooper estimates that between $40 and $45 million in future payments potentially remain under the Belden agreement. The timing and ultimate receipt of future payments are contingent upon the ultimate taxable income Belden reports each year.
     Interest Expense, Net Net interest expense for 2009 was $61.4 million, a decrease of $9.0 million from 2008 primarily as a result of lower average debt balances including the retirement of $275 million of 5.5% senior unsecured notes from currently available cash in November 2009 offset partially by higher interest rates. Average debt balances were $1.17 billion and $1.34 billion and average interest rates were 5.36% and 5.22% for 2009 and 2008, respectively. Net interest expense for 2008 was $70.4 million, an increase of $19.4 million from 2007 primarily as a result of higher average debt balances from the utilization of debt financing to partially fund acquisitions and share repurchases. Average debt balances were $1.34 billion and $1.05 billion and average interest rates were 5.22% and 5.64% for 2008 and 2007, respectively. Net interest expense includes $6.0 million and $1.3 million in 2008 and 2007, respectively for reductions in the value of short-term investments with a recovery of $0.9 million recorded during 2009.
     Income Tax Expense The effective tax rate attributable to continuing operations was 14.3% for 2009, 23.7% for 2008 and 16.2% for 2007.

     Cooper reduced income tax expense by $12.7 million and $23.2 million during 2009 and 2008, respectively, for discrete tax items primarily related to statute expirations, state tax settlements and foreign taxes. 2007 included an $83.8 million reduction of income tax expense associated principally with finalized settlements with the Internal Revenue Service related to the 2000 through 2004 tax years, the expiration of the statute of limitation regarding certain potential tax exposure matters, changes to state and international valuation allowances and tax benefits of international reorganizations. The 2007 effective tax rate was also lower due to the income from the Belden agreement being taxed in a foreign jurisdiction at a significantly lower rate than the U.S. statutory rate. Excluding the discrete tax items and the income from the Belden agreement, Cooper’s effective tax rate for the years ended December 31, 2009, 2008 and 2007 were 17.0%, 26.6% and 27.3%, respectively. The decrease in Cooper’s 2009 effective tax rate compared to 2008, excluding the discrete tax items, is primarily related to the decrease in 2009 earnings without a corresponding decrease in projected tax benefits. See Note 13 of the Notes to the Consolidated Financial Statements.
     Income Related to Discontinued Operations During 2009, Cooper recognized an after tax gain from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense (or $.15 per diluted share) related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The income resulted from negotiated insurance settlements consummated during 2009 that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as insurance-in-place agreements are consummated or settlements with insurance carriers are completed. The timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation.
     During 2008, Cooper recorded income from discontinued operations of $16.6 million, which is net of a $9.4 million income tax expense (or $.09 per diluted share) related to its asbestos liability regarding the Automotive Products segment. On September 30, 2008, the Bankruptcy Court denied the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust. As a result of not participating in the trust, in the third quarter of 2008, Cooper adjusted its accrual for the Pneumo-Abex asbestos liability and related insurance recoveries based on resolution through the tort system. See Note 16 of the Notes to the Consolidated Financial Statements.
     Diluted Earnings Per Share Diluted earnings per share from continuing operations was $2.46 in 2009, $3.51 in 2008 and $3.73 in 2007. The impact of the reduced global demand, restructuring and asset impairment charges partially offset by cost reduction actions and income tax reductions accounted for the overall decline in the 2009 earnings per share. The restructuring and asset impairment charges offset by the income tax reductions decreased 2009 and 2008 diluted earnings per share from continuing operations by $.06 and $.08, respectively. The income from the Belden agreement and income tax reduction partially offset by increased legal and environmental costs on businesses disposed of in prior years as discussed above increased 2007 diluted earnings per share from continuing operations by $.59.
Percentage of Revenues

	Year Ended December 31,
	2009	2008	2007
Cost of Sales:
Electrical Products	68.1%	67.1%	67.0%
Tools	74.1%	69.8%	68.8%

Selling and Administrative:
Electrical Products	17.7%	16.8%	16.4%
Tools	22.6%	19.6%	19.4%
     2009 vs 2008 Percentage of Revenues Electrical Products segment cost of sales, as a percentage of revenues, was 68.1% for 2009 compared to 67.1% for 2008. The increase in costs of sales as a percentage of revenue was primarily the result of the lower absorption of production costs from the reduced global demand and inefficiencies associated with adjusting manufacturing levels to reduce corresponding inventory levels;

offset by productivity improvements and cost reduction actions taken during 2008 and 2009. Tools segment cost of sales, as a percentage of revenue, was 74.1% for 2009 compared to 69.8% for 2008. The increase in cost of sales as a percentage of revenue was due to the lower absorption of production costs from lower volumes and inefficiencies associated with adjusting manufacturing levels to achieve inventory reductions to match lower market demands; offset by productivity improvements and cost reduction actions taken during 2008 and 2009.
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for 2009 were 17.7% compared to 16.8% for 2008. The increase in selling and administrative expense as a percentage of revenue was unfavorably impacted by leverage from reduced revenues; partially offset by restructuring actions initiated during 2008 and 2009 that reduced reported selling and administrative expenses by 80 basis points. Tools segment selling and administrative expenses as a percentage of revenue for 2009 were 22.6% compared to 19.6% for 2008, as the 150 basis point reduction in selling and administrative expenses resulting from the cost control actions implemented was more than offset by the impact from the decline in revenue for the Tools segment.
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
     Electrical Products segment selling and administrative expenses, as a percentage of revenues, for 2008 were 16.8% compared to 16.4% for 2007. The increase in selling and administrative expense as a percentage of revenue was favorably impacted by leverage and productivity initiatives and lower expenses for long-term performance-based stock compensation offset by the higher average percentage of revenue for the newly acquired organizations. Excluding the impact of acquisitions, the Electrical Products segment selling and administrative expenses as a percentage of revenue would have been 16.3% for 2008. Tools segment selling and administrative expenses as a percentage of revenue for 2008 were 19.6% compared to 19.4% for 2007, as cost control actions implemented during 2008 reduced selling and administrative expenses by 3% and lower expenses for long-term performance-based stock compensation were more than offset by the decline in revenue for the Tools segment.
     Cooper incurs certain costs that are not directly attributable to the operating segments that are reflected as General Corporate expenses. See the “General Corporate Expense” section above.
Earnings Outlook
     The following sets forth Cooper’s general business outlook for 2010 based on current expectations.
     Cooper expects revenues for Electrical Products in 2010 to be in a range of down 2% to an increase of 3% as recovery in the global industrial and U.S. residential market demand is reduced by weak demand from the commercial construction markets. Acquisitions completed in 2009 and the impacts of currency are expected to favorably impact Electrical Products revenues by approximately 2%. In the Tools segment, Cooper expects revenues to increase in the 7% to 12% range as the global industrial, residential and motor vehicle markets begin to recover. Operating earnings are expected to improve from restructuring actions taken during 2008 and 2009 and the favorable leverage of fixed costs. Cooper is expecting diluted continuing earnings per share to be in the range of $2.70 to $2.90, excluding further restructuring costs.

Pricing and Volume
     In each of Cooper’s segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in some cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.
     However, unit volumes in both the Electrical Products and Tools segments decreased in 2009 with the global recession impacting all of Cooper’s businesses.
     During the first half of 2009, Cooper recognized favorable year-over-year customer pricing impacts from actions taken during 2008. The second half of 2009 saw a decline in customer pricing as commodity prices weakened from their 2008 elevated levels. During 2009, Cooper was able to maintain a positive benefit from the difference between price realization and material inflation / deflation.
     During 2007 and through the first half of 2008, Cooper experienced an overall increase in customer pricing, primarily in response to increased material, energy and components costs. During the second half of 2008, Cooper was unable to fully offset inflationary costs for commodities by available market price increases primarily in certain product lines with heavy material content. Cooper has aggressively acted to control and reduce costs during the three-year period through strategic sourcing, manufacturing improvement and rationalization efforts in order to improve profitability in the segments.
Effect of Inflation
     During 2009 as the global economies showed some signs of recovery, the pricing of commodities used in the manufacture of certain products began to escalate. However, in 2009, the overall mix of inflationary and deflationary material costs was not significant and Cooper has been able to maintain customer pricing sufficient to offset the changing commodity costs.
     During 2008 and 2007, there were significant increases in certain key commodities and components, which resulted in price increases in certain businesses, on occasion, lagging the increased costs. During 2007 and through the first half of 2008, Cooper realized price increases and productivity improvements at least equal to material purchase cost increases. During the second half of 2008, Cooper was unable to fully offset inflationary costs for commodities by available market price increases primarily in certain product lines with heavy material content.
     Cooper mitigates the price volatility of selected commodities such as copper and steel through the use of derivatives and supply agreements. The impact of changes to these commodity costs could impact margins for several quarters as a result of this activity. Cooper’s on-going initiatives to improve productivity and rationalize its operational base have mitigated increases in employee compensation and benefits, as well as general inflation on operating costs.
Liquidity and Capital Resources
Operating Working Capital
     For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable.
     Cooper’s operating working capital decreased $263.5 million during 2009. A $213.7 million decrease in accounts receivable and a $157.9 million decrease in inventories partially offset by a $108.1 million decrease in accounts payable were driven primarily by a 22% decrease in sales and aggressive actions to right size Cooper’s businesses for current market conditions. Cooper’s operating working capital at December 31, 2009 was approximately 23% lower than at December 31, 2008 as operating working capital levels have been adjusted to the current lower operating levels. Operating working capital turnover

(defined as annualized quarterly revenues divided by average quarterly operating working capital) for the fourth quarter of 2009 was 5.4 turns compared to 4.9 turns for the same period of 2008.
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
Cash Flows
     Net cash provided by operating activities was $751.9 million during 2009. Cash provided by operating activities in 2009 is net of a $90 million payment related to a German tax dispute (see Note 13 of the Notes to the Consolidated Financial Statements for further information) and a $25 million voluntary contribution to the U.S. defined benefit pension plan. The cash from operating activities, plus $22.9 million from redemption of short-term investments and $20.1 million of cash received from stock option exercises was primarily used to fund debt repayments of $299.6 million, dividends of $167.4 million, capital expenditures of $126.7 million, acquisitions of $61.4 million, and share purchases of $38.5 million.
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
     Net cash provided by operating activities was $795.3 million during 2007. This cash, plus an additional $190.7 million of cash and cash equivalents, net debt proceeds of $251.3 million, and $68.3 million of cash received from employee stock option exercise activity were primarily used to fund capital expenditures of $115.5 million, acquisitions of $336.1 million, dividends of $154.3 million, share purchases of $343.9 million, and $93.7 million in investments. In addition, Cooper used $290.1 million to fund a binding offer for all outstanding shares of MTL Instruments Group plc, a publicly-traded company based in the United Kingdom that closed as expected in the first quarter of 2008.
     As discussed in Note 16 of the Notes to the Consolidated Financial Statements, Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul in 1998 will continue to be resolved through the tort system. Cooper anticipates that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will average in the range of $20 to $30 million, although amounts will vary as the amount of the actual annual net cash outlay is not reasonably predictable. In 2009, insurance recoveries exceeded cash outlays due to negotiated insurance settlements consummated in 2009.
     Cooper’s financial position and liquidity has remained strong during the global economic recession. While the length and depth of the recession was more severe than predicted by most experts, Cooper proactively and aggressively adjusted its cost structure. In this regard, in the fourth quarter of 2008, Cooper implemented contingency plans to reduce its cost structure and recognized a restructuring charge of $35.7 million primarily related to reductions in workforce in excess of 2,200 employees. During 2009, Cooper further reduced its workforce by approximately 1,900 additional employees and recognized restructuring charges of $28.7 million. Cash flows from operating activities in 2009 have been reduced by the $52.3 million expended in connection with the restructuring actions. At December 31, 2009, Cooper had a $6.1 million accrual related to these activities for which the related cash payments will be substantially completed in the first half of 2010. As part of the restructuring actions, Cooper approved the closure of ten factories and warehouses, eight of which were completed at the end of 2009. The two remaining factory closures are expected to be substantially completed in the first half of 2010. Cooper expects to incur incremental restructuring charges in the range of approximately $13 to $17 million associated with the completion of planned restructuring activities as the actions are completed in 2010. See Note 2 of the Notes to the Consolidated Financial Statements for further information.
     On November 2, 2009, Cooper repaid the $275 million 5.5% senior unsecured notes at maturity with existing cash.
     The decrease in the value of the assets included in Cooper’s defined benefit pension plans (“Plans”) resulting from the deterioration in the securities markets in 2008 was partially recovered in 2009. Cooper made voluntary cash contributions to the Plans of $60 million in December 2008 and an additional $25 million in September 2009. The change in fair value of the Plans, the cash contributions and the actuarial change in the benefit obligations has been reflected in the accompanying consolidated financial statements as of and for the year ended December 31, 2009. The increase in fair value of the Plans’ assets and other actuarial changes in 2009 will result in a decrease to total pension costs for 2010 of approximately $7.1 million as compared to total pension costs in 2009. During 2010, Cooper expects to pay in cash approximately $7.7 million for payment of unfunded pension plan benefits and make approximately $2.7 million in employer contributions to certain international funded defined benefit pension plans. Cooper does not expect to have any minimum regulatory funding requirement for its U.S. funded defined benefit pension plans in 2010.
     Cooper currently anticipates that it will annually generate in excess of $475 million in cash flow available for acquisitions, debt repayment, dividends and common stock repurchases in 2010.
Debt
     At December 31, 2009 and 2008, Cooper had cash and cash equivalents of $381.6 million and $258.8 million, respectively and short-term investments of $21.9 million at December 31, 2008. At December 31, 2009 and 2008, Cooper had short-term debt of $9.4 million and $25.6 million, respectively. Cooper had no commercial paper outstanding at December 31, 2009 or 2008.
     On August 14, 2009 Cooper entered into a credit agreement that provides a $350 million three-year committed bank credit facility that matures in August 2012 replacing Cooper’s previous credit facility that was to mature in November 2009. Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facility.
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
     Cooper’s access to the commercial paper market could be adversely affected by a change in the credit ratings assigned to its commercial paper. Should Cooper’s access to the commercial paper market be adversely affected due to a change in its credit ratings, Cooper would rely on a combination of available cash and its committed credit facility to provide short-term funding. The committed credit facility does not contain any provision, which makes their availability to Cooper dependent on Cooper’s credit ratings.
     On March 27, 2008, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $300 million of 5.45% fixed rate senior unsecured notes due in 2015. Proceeds from the financing were used to repay commercial paper outstanding at that time. Combined with the debt issuance discount, underwriting commissions and interest rate hedges implemented in anticipation of the offering, the notes have an effective annual cost to Cooper of 5.56%.
     On June 18, 2007, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $300 million of 6.10% fixed rate senior unsecured notes due in 2017. Proceeds from the financing were used to repay $300 million of maturing 5.25% senior unsecured notes. Combined with interest rate hedges implemented in anticipation of the offering, the notes have an effective annual cost to Cooper of 5.75%.
     On November 8, 2005, Cooper’s wholly-owned subsidiary, Cooper US, Inc., issued $325 million of 5.25% fixed rate senior unsecured notes that mature on November 15, 2012. Proceeds of the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55%. The proceeds of €272.6 million partially funded repayment of the 6.25% Euro bonds that matured in October 2005.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     Cooper executes stand-by letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper’s performance or payments to third parties. The aggregate notional value of these instruments was $107.4 million and $107.9 million at December 31, 2009 and 2008, respectively. Approximately eighty percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.
     The following table summarizes Cooper’s contractual obligations at December 31, 2009 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due
				Four to
		Less than	One to	Five	After
	Total	One Year	Three Years	Years	Five Years
Contractual Obligations:	(in millions)
Long-Term Debt	$927.3	$2.3	$325.0	$—	$600.0
Short-Term Debt	9.4	9.4	—	—	—
Interest Payments on Long-Term Debt	287.7	51.9	103.4	69.3	63.1
Noncancellable Operating Leases	102.5	26.6	36.7	16.3	22.9
Purchase Obligations	261.8	258.2	3.6	—	—
Other Long-Term Liabilities (1), (2)	282.4	22.3	42.6	41.0	176.5

	$1,871.1	$370.7	$511.3	$126.6	$862.5

(1)	Includes unfunded other postretirement benefit obligations, unfunded defined benefit pension plan liabilities and environmental liabilities. Also includes liabilities for underfunded U.S. and non-U.S. defined benefit pension plans.

(2)	Due to uncertainty with respect to the timing of future cash flows associated with Cooper’s unrecognized tax benefits at December 31, 2009, Cooper is unable to make reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $35.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Capitalization
     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of up to ten million shares of common stock. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares. At December 31, 2009, 12,472,035 shares remained available to purchase under these authorizations. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2010, Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans. As of the date of this filing in 2010, Cooper had repurchased 589,600 shares under the Board of Director authorizations discussed above. Cooper may continue to repurchase shares under these authorizations from time to time during 2010. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. At December 31, 2009, 2008 and 2007, Cooper’s debt-to-total capitalization ratio was 24.0%, 32.1% and 30.8%, respectively.
     On February 12, 2008, Cooper announced that the Board of Directors approved an increase in the annual dividend rate of Cooper’s common stock by $.16 per share to $1.00 per share. On February 15, 2010, Cooper’s Board of Directors declared a dividend of $.27 per share increasing the annual dividend rate of Cooper’s common stock to $1.08 per share.
Capital Expenditures and Commitments
     Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity were $127 million in 2009, $137 million in 2008, and $116 million in 2007. Capital expenditures are projected to be approximately $110 to $120 million in 2010. Projected expenditures for 2010 will focus on capacity expansions in key markets, development of new products and cost reduction programs.

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
     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2009 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates and weighted average interest rates in effect during the periods presented.

	2010	2011	2012	2013	2014	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$2.3	$—	$325.0	$—	$—	$600.0	$927.3
Average interest-rate	5.7%	5.7%	5.7%	5.8%	5.8%	5.8%	5.8%

Cross-currency swaps:
Fixed to fixed:
Notional amount (1)	$325.0	$325.0	$325.0	$—	$—	$—	$325.0
Average pay-rate	3.5%	3.5%	3.5%	—	—	—	3.5%
Average receive-rate	5.2%	5.2%	5.2%	—	—	—	5.2%

(1)	Cooper entered into cross-currency swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to €272.6 million with an annual interest rate of approximately 3.5%.
     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2008 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates and weighted average interest rates.

	2009	2010	2011	2012	2013	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$275.0	$2.3	$—	$325.0	$—	$600.0	$1,202.3
Average interest-rate	5.6%	5.7%	5.7%	5.7%	5.8%	5.8%	5.8%

Variable-rate (U.S. Dollar)	$—	$—	$—	$—	$—	$8.0	$8.0
Average interest-rate	3.9%	3.9%	3.9%	3.9%	3.9%	3.9%	3.9%

Cross-currency swaps:
Fixed to fixed:
Notional amount (1)	$325.0	$325.0	$325.0	$325.0	$—	$—	$325.0
Average pay-rate	3.5%	3.5%	3.5%	3.5%	—	—	3.5%
Average receive-rate	5.2%	5.2%	5.2%	5.2%	—	—	5.2%

(1)	Cooper entered into cross-currency swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to €272.6 million with an annual interest rate of approximately 3.5%.

     The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $10 million at December 31, 2009. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

		Mature in
	Mature in 2010	2011 – 2012
	(in millions, where applicable)
U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Great Britain Pounds
Notional amount	$42.9	$352.9
Average contract rate	1.724	1.910

U.S. Dollar Functional Currency
Buy Great Britain Pounds / Sell U.S. Dollars
Notional amount	$147.2	$170.7
Average contract rate	1.627	1.847

U.S. Dollar Functional Currency
Buy Euro / Sell U.S. Dollars
Notional amount	$348.2	—
Average contract rate	1.446	—

U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Euro
Notional amount	$92.5	—
Average contract rate	1.385	—

Canadian Dollar Functional Currency
Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$41.2	—
Average contract rate	.922	—

U.S. Dollar Functional Currency
Buy Singapore Dollars / Sell U.S. Dollars
Notional amount	$16.0	—
Average contract rate	.722	—
     Changes in availability and fluctuations in commodity prices for raw materials such as steel, copper, aluminum and zinc affect Cooper’s earnings and cash flows. Cooper primarily manages this exposure through price changes; however, in periods of significant increases in commodity prices, the price increases in certain businesses, on occasion, lag the increased costs. Cooper also uses commodity swaps to reduce the volatility of price fluctuations on a portion of certain forecasted material purchases for copper, aluminum and zinc for periods up to eighteen months. At December 31, 2009, Cooper had commodity swaps with a notional amount of approximately $15 million, all of which mature in 2010. At December 31, 2008, Cooper had commodity swaps with a notional amount of approximately $68 million, 90% of which matured in 2009.
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
Critical Accounting Policies and Estimates
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
     Cooper recognizes revenues when products are shipped, and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required. The accrual for sales returns and other allowances reported net in receivables was $77.9 million and $89.8 million at December 31, 2009 and 2008, respectively.
     Cooper provides certain customers incentives primarily consisting of volume discounts and other short-term discount and promotion programs. Cooper recognizes these incentives as a reduction in reported revenues at the time of the qualifying sale based on our estimate of the ultimate incentive amount to be earned using historical experience and known trends. If actual customer incentives differ from our estimates, additional accruals may be required. The accrual for customer incentives reported in accrued liabilities was $70.2 million and $108.9 million at December 31, 2009 and 2008, respectively.
     Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The allowance for excess and obsolete inventory was $83.7 million at December 31, 2009 and $77.0 million at December 31, 2008.
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
     Total net periodic pension benefit cost was $26.1 million in 2009, $7.6 million in 2008 and $3.9 million in 2007. The increase in the net periodic pension cost in 2009 resulted from a decline in fair value of the plan assets and other actuarial changes related to the deterioration in the securities markets in 2008. Total net periodic pension benefit cost in 2008 includes a $3.7 million curtailment loss as a result of ceasing future benefit accruals for two defined benefit plans in the U.K. The estimated net periodic pension benefit cost of $19.0 million for 2010 has been estimated assuming a discount rate of 5.5% and an expected return on plan assets of 8.25%. See Note 14 of the Notes to the Consolidated Financial Statements.
     The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense. Differences between assumptions and actual experience are deferred in accumulated other nonowner changes in equity as actuarial net gains and losses. Actuarial net gains and losses in excess of a minimum annual amount are amortized and recognized in net periodic postretirement benefit cost over the average remaining life expectancy of the participants. Net periodic postretirement benefit cost was ($0.4) million in 2009 and $0.7 million in 2008. Net periodic postretirement benefit cost is expected to be approximately $0.7 million in 2010, assuming a discount rate of 5.5%. See Note 14 of the Notes to the Consolidated Financial Statements.
     Stock-based compensation expense is recorded for stock-option grants, performance-based and restricted stock awards based upon fair value. The fair value of stock option awards is estimated at the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Cooper stock, historical volatility of Cooper stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of performance-based and restricted stock awards granted is measured at the market price on the grant date. Performance awards are typically arranged in levels, with increasing number of shares earned as higher levels of growth are achieved. If goal-level assumptions are not met, stock-based compensation expense is adjusted and previously recognized compensation expense would be reversed. During 2007 and through the third quarter of 2008, performance goals were assumed to be achieved at the maximum level. In the fourth quarter of 2008, Cooper revised its assumption to lower the performance goals assumed to be achieved to below the maximum level for performance awards granted in 2007 and 2008. The revised achievement levels assumed for the 2007 and 2008 performance award grants considered the past performance and current expectations of future performance in the respective three-year performance period. As a result of lowering the performance goals assumed to be achieved, Cooper adjusted previously recognized stock-based compensation expense by reducing operating expenses in the fourth quarter of 2008 by $11.3 million. Performance goals for performance awards granted in 2009 are assumed to be achieved at the maximum level. Total stock-based compensation expense was $26.3 million in 2009, $23.1 million in 2008 and $39.0 million in 2007. See Note 11 of the Notes to the Consolidated Financial Statements.
     Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper’s potential liability is determined based on estimates of Cooper’s proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, Cooper’s estimate of its environmental liabilities may change. The liability for environmental remediation was $27.1 million at December 31, 2009 and $29.4 million at December 31, 2008. See Note 7 of the Notes to the Consolidated Financial Statements.
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
     Cooper is subject to income taxes in both the United States and numerous non-U.S. jurisdictions. Cooper is regularly under examination by various tax authorities. United States federal and state tax authorities and tax authorities in other countries have challenged the amount of taxes due for certain tax periods. Cooper evaluates the potential exposure associated with various filing positions and records a liability for tax contingencies. Although Cooper believes all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. The resolution of tax audits and litigation could have a material effect on Cooper’s consolidated cash flows in the period or periods for which that determination is finalized. In 2009 and 2008, Cooper reduced income tax expense by $12.7 million ($.08 per share) and $23.2 million ($.13 per share), respectively, as a result of the expiration of statute of limitations, tax settlements and other discrete tax items. See Note 13 of the Notes to the Consolidated Financial Statements.
     Cooper has goodwill of $2.64 billion and $2.57 billion at December 31, 2009 and December 31, 2008, respectively. Cooper records goodwill related to business acquisitions when the purchase price exceeds the fair value of identified assets and liabilities acquired. Goodwill is subject to an annual impairment test and Cooper has designated January 1 as the date of this test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value; an interim impairment test would be performed between annual tests. Cooper has identified eight reporting units, consisting of seven units in the Electrical Products reportable operating segment plus the Tools reportable operating segment, for which goodwill is tested for impairment.
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
     In determining the fair value of our reporting units at January 1, 2010, we were required to make significant judgments and estimates regarding the expected recovery from the recent global economic recession. The forecast assumptions for 2010 include a recovery to begin in certain markets and realization of benefits from our 2008 and 2009 cost reduction actions to reduce our overall cost structure. We forecasted revenues for all but one of the Electrical Products’ reporting units to increase in 2010 in the range of 1% to 8% with an average net increase of 1%. We projected a compounded annual growth rate in the mid single digits through 2012 for Electrical Products. We forecasted Tools revenues to increase in 2010 by 9% with a projected compounded annual growth rate in the mid single digits through 2012. In developing our forecast, we considered the historical operating results achieved and the future outlook in each of our businesses. While Electrical Products revenue declined in 2009 by 22% due to the global economic recession, over the three year period through 2008, Electrical Products revenues increased annually in the range of 11% to 15%. Tools revenues increased approximately 4% in 2006 and 5% in 2007 and declined approximately 4% in 2008 and 27% in 2009. During the five year period through 2009, Cooper achieved compounded annual growth in earnings from continuing operations of approximately 5% (2005 — 15%; 2006 — 24%; 2007 — 20%; 2008 — 8%; 2009 — 33% decline) and free cash flow in excess of recurring earnings from continuing operations in each year.
     We estimate a 3% annual growth rate beyond 2012 to arrive at a “normalized” residual year representing the perpetual cash flows of each reporting unit. The forecasted 3% annual growth rate is less than Cooper’s historical compounded annual growth rate achieved through 2009 for the prior five year period and is consistent with the historical compounded annual growth rate over the prior ten year period. The residual year cash flow was capitalized to arrive at the terminal value for each of the reporting units. Utilizing a discount rate of 11% for each reporting unit in the Electrical Products segment and 11.5% for the Tools reporting unit, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value for each of the reporting units. We assumed a discount rate of 11% in our discounted cash flow analysis at January 1, 2009 for each of our reporting units. In determining the appropriate discount rate, we considered the weighted average cost of capital for market participants.
     Due to the effects of the global economic recession on our operations, we determined that the excess fair value for each of our reporting units over its carrying value as of January 1, 2010 was generally consistent with such excess as of January 1, 2009, although the margin by which the estimated fair value exceeded carrying value was smaller than it was prior to the downturn in the global economy in the latter half of 2008. If the recovery from the recent global economic recession takes longer than we have projected or the economic environment worsens, the estimated fair values of our reporting units could decrease.
     The following table provides information for each of Cooper’s eight reporting units.

$ in millions
					Percentage
					Reduction
		Fair Value		Fair Value	Required to
		in Excess		in Excess	Reduce 1/1/10
		of Carrying		of Carrying	Estimated Fair
	Goodwill at	Value at	Goodwill at	Value at	Value to
Reporting Unit	12/31/08 (2)	1/1/09 (1)	12/31/09 (2)	1/1/10 (1)	Carrying Value

B-Line	$303.4	88%	$304.2	93%	48%
Bussmann	337.8	65%	333.8	61%	38%
Crouse-Hinds	362.8	192%	390.2	273%	73%
Lighting	362.1	93%	375.7	91%	48%
Wiring Devices	82.7	72%	79.8	51%	34%
Power Systems	443.1	85%	446.1	81%	45%
Safety	374.0	35%	408.5	31%	24%
Tools	301.4	35%	304.9	32%	24%

(1)	Expressed as a percentage of carrying value.

(2)	There were no changes in the allocation of goodwill between reporting units. The changes in goodwill are due to the effect of acquisitions and translation.
     In addition to estimating the fair value of each of our reporting units using the discounted cash flow analysis as described above, we compared the sum of the fair values of our reporting units that resulted from the discounted cash flow analysis to our market capitalization to determine that our estimates of reporting unit fair value were reasonable. As of December 31, 2009, our equity market capitalization was approximately $7.2 billion, compared to the $3.0 billion book value of equity. As of December 31, 2008, our equity market capitalization was approximately $5.1 billion, compared to the $2.6 billion book value of equity.
     The above table reflects the percentage reduction in estimated fair value required to reduce the stated fair value estimates to the respective reporting unit’s carrying value at January 1, 2010. To evaluate the sensitivity of the fair value calculations and to address the uncertainty inherent in estimating the fair values of our reporting units, we applied a range of discount rates and long-term cash flow growth assumptions. Discount rates applied ranged from 9% to 13% with long-term cash flow growth assumptions ranging from 2% to 4%. Under this range of assumptions, only one scenario would reduce the fair value of a reporting unit below its carrying value (with the fair value approximately 2% below its carrying value). If the projected recovery from the global economic recession is significantly delayed beyond our projections, it is possible the estimated fair values of certain reporting units could decrease such that the second step of the goodwill impairment test must be completed.
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
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further in Item 3 — Legal Proceedings and Note 16 of the Notes to the Consolidated Financial Statements, on September 30, 2008, the Bankruptcy Court issued its final ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received in October 2008 the $141 million payment, including interest, from the Federal-Mogul Bankruptcy estate and continues to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims.
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
     During 2009, Cooper recognized an after tax gain from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense, from negotiated insurance settlements consummated in 2009 that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. Timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation.
Asbestos Liability Estimate
     As of December 31, 2009, Cooper estimates that the undiscounted liability for pending and future indemnity and defense costs for the next 45 years will be $784.5 million. This amount includes accruals for unpaid indemnity and defense costs at December 31, 2009 which are not significant. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable. However, a discounted value would likely be approximately 60% or less of the $784.5 million liability recorded.

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
     Abex discontinued using asbestos in the Abex Friction product line in the 1970’s and epidemiological studies that are publicly available indicate the incidence of asbestos-related disease is in decline and should continue to decline steadily. However, these studies, or other assumptions, may vary significantly over time from the current estimates utilized to project the undiscounted liability.
     Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believes are reasonably possible that indicate a broader range of potential estimates from $505 to $877 million (undiscounted).
Asbestos Receivable Estimate
     As of December 31, 2009, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $680 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of December 31, 2009, Cooper’s receivable for recoveries of costs from insurers amounted to $179.3 million, of which $64.6 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers may defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $179.3 million receivable from insurance companies at December 31, 2009 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
     Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
     The amounts recorded by Cooper for its asbestos liability and related insurance receivables are not discounted and rely on assumptions that are based on currently known facts and strategy. The value of the liability on a discounted basis net of the amount of insurance recoveries likely to materialize in the future would be significantly lower than the net amounts currently recognized in the balance sheet. Cooper’s actual asbestos costs or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the estimation process vary significantly from actual results over time. As the estimated liability is not discounted and extends over 45 years, any changes in key assumptions could have a significant impact on the recorded liability. Key variables in these assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, the number of years these assumptions are projected into the future, and the resolution of on-going negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Assumptions with respect to these variables are subject to greater uncertainty as the projection period lengthens. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper will review these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos liability and related insurance receivables. As this additional information becomes available, Cooper could record a charge or income related to the discontinued operations asbestos liability and related insurance recoveries, which may be significant.
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
     There have not been any changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this Item is set forth under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2010 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

3.	Exhibits
2.0	Scheme of Arrangement between Cooper Industries, Ltd. and the Class A Common Shareholders (incorporated by reference to Annex A to Cooper’s Definitive Proxy Statement on Schedule 14A filed July 16, 2009).

3.1	Memorandum and Articles of Association of Cooper Industries plc (incorporated by reference to Exhibit 3.1 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

3.2	Certificate of Incorporation of Cooper Industries plc (incorporated by reference to Exhibit 3.2 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.1	Second Amended and Restated Rights Agreement, dated September 8, 2009, by and among Cooper Industries plc, Cooper Industries, Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated by referenced to Exhibit 4.1 to Cooper Industries plc’s Form 8-K filed on September 9, 2009).

4.2	Indenture dated as of January 15, 1990, between Cooper Industries, Inc. and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(a) to Cooper’s Registration Statement on Form S-3, Registration No. 33-33011).

4.3	First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JPMorgan Chase Bank, N.A., as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated by reference to Exhibit 4.3 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.4	Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.5	Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

4.6	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

4.7	Indenture dated as of November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed November 9, 2005).

4.8	Registration Rights Agreement dated November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors, and Banc of America Securities LLC and Citigroup Global Markets, Inc. as representatives of several initial purchasers of $325 million aggregate principal amount of debt securities (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed November 9, 2005).

4.9	Form of Indenture among Cooper US, Inc., Cooper Industries, Ltd. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K dated June 13, 2007).

4.10	Form of First Supplemental Indenture among Cooper US, Inc., Cooper Industries, Ltd., the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas,

as Trustee (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K dated June 13, 2007).

4.11	Form of Second Supplemental Indenture among Cooper US, Inc. Cooper Industries, Ltd., the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K dated March 24, 2008).

4.12	Fifth Supplemental Indenture, dated as of September 8, 2009, by and among Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Industries plc and The Bank of New York Mellon Trust Company, N.A., (successor to JPMorgan Chase Bank, N.A.) as Trustee (incorporated by reference to Exhibit 4.2 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.13	First Supplemental Indenture, dated as of September 8, 2009, by and among Cooper US, Inc., the Guarantors (as defined therein), Cooper Industries plc and The Bank of New York Mellon Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.) as Trustee (incorporated by reference to Exhibit 4.3 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.14	Third Supplemental Indenture, dated as of September 8, 2009, by and among Cooper US, Inc., the Guarantors (as defined therein), Cooper Industries plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.4 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.1	Cooper Industries, Ltd. Directors Deferred Compensation Plan (as Amended and Restated as of November 4, 2008) (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.4	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Cooper US, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.8	Cooper US, Inc. Base Salary Deferral Plan (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.9	Cooper Industries Amended and Restated Management Annual Incentive Plan (as Amended and Restated for Non-Deferral Terms as of February 13, 2006) (as Amended and Restated in connection with Section 409A effective January 1, 2005) (incorporated by reference to Exhibit 10.9 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.10	First Amendment to Cooper Industries Amended and Restated Management Annual Incentive Plan (As Amended and Restated for Non-Deferral Terms as of February 13, 2006) (As Amended and Restated in connection with Section 409A, Effective January 1, 2005) (incorporated by reference to Exhibit 10.6 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.11	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries Amended and Restated Management Annual Incentive Plan (incorporated by reference to Exhibit 10.10 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.12	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.13	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003) (incorporated by reference to Exhibit 10.12 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.14	Management Incentive Compensation Deferral Plan Post—2004 Part (Effective January 1, 2005) (incorporated by reference to Exhibit 10.12 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.15	Cooper Industries plc Amended and Restated Stock Incentive Plan (As Amended and Restated September 8, 2009) (incorporated by reference to Exhibit 10.7 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.16	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries, Ltd. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.17	Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.18	Form of Nonqualified Stock Option Agreement for Cooper Industries Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.19	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2007 to December 31, 2009 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2007).

10.20	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2008 to December 31, 2010 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2008).

10.21	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the 2009 performance period (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2009).

10.22	Form of Cooper US Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.23	Amended and Restated Cooper Industries plc Directors’ Stock Plan (As Amended and Restated as of September 8, 2009) (incorporated by reference to Exhibit 10.3 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.24	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (incorporated by reference to Exhibit 10.8 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.25	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.26	Cooper Industries plc Amended and Restated Directors’ Retainer Fee Stock Plan (As Amended and Restated as of September 8, 2009) (incorporated by reference to Exhibit 10.4 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.27	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (incorporated by reference to Exhibit 10.9 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.28	Form of Management Continuity Agreement between Cooper Industries plc and key management personnel.

10.29	Form of Indemnification Agreement for directors and Secretary of Cooper Industries plc (incorporated by reference to Exhibit 10.1 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.30	Form of Indemnification Agreement for officers of Cooper Industries plc (incorporated by reference to Exhibit 10.2 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.31	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.32	Term Sheet Pneumo Abex Settlement Plan A and Plan B dated as of July 6, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Cooper’s Form 8-K dated July 20, 2006).

10.33	Plan B Settlement Agreement dated as of September 18, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 10.28 to Cooper’s Form 10-K for the year ended December 31, 2006).

10.34	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein (incorporated by reference to Exhibit 10.25 of Cooper’s Form 10-K for the year ended December 31, 2004).

10.35	Credit Agreement, dated August 14, 2009, among Cooper Industries, Ltd., Cooper US, Inc., the Subsidiary Guarantors named therein and the banks named therein (incorporated by reference to Exhibit 10.9 to Cooper Industries plc’s Form 10-Q for the period ended September 30, 2009).

10.36	Form of Executive Employment Agreement for employees who receive stock option and performance share awards (incorporated by reference to Exhibit 10.1 to Cooper’s Form 8-K dated March 17, 2006).

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2005 through 2009.

21.0	List of Cooper Industries plc Subsidiaries.

23.0	Consent of Ernst & Young LLP.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries plc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
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
Cooper Industries plc
Attn: Corporate Secretary
P.O. Box 4446
Houston, Texas 77210

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER INDUSTRIES PLC
Date: February 19, 2010	By:	/s/ Kirk S. Hachigian
Kirk S. Hachigian,
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kirk S. Hachigian	Chairman, President and	February 19, 2010
Kirk S. Hachigian	Chief Executive Officer

/s/ Terry A. Klebe	Senior Vice President and	February 19, 2010
Terry A. Klebe	Chief Financial Officer

/s/ Rick L. Johnson	Vice President, Controller	February 19, 2010
Rick L. Johnson	and Chief Accounting Officer

*STEPHEN G. BUTLER	Director	February 19, 2010
Stephen G. Butler

*ROBERT M. DEVLIN	Director	February 19, 2010

Robert M. Devlin

*IVOR J. EVANS	Director	February 19, 2010
Ivor J. Evans

*LINDA A. HILL	Director	February 19, 2010
Linda A. Hill

*LAWRENCE D. KINGSLEY	Director	February 19, 2010
Lawrence D. Kingsley

*JAMES J. POSTL	Director	February 19, 2010
James J. Postl

*DAN F. SMITH	Director	February 19, 2010
Dan F. Smith

*GERALD B. SMITH	Director	February 19, 2010
Gerald B. Smith

*MARK S. THOMPSON	Director	February 19, 2010
Mark S. Thompson

*JAMES R. WILSON	Director	February 19, 2010
James R. Wilson

* By:	/s/ Bruce M. Taten Bruce M. Taten, as Attorney-In-Fact for each of the persons indicated

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
     Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Cooper Industries plc:
We have audited Cooper Industries plc’s (previously Cooper Industries, Ltd.) (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 19, 2010 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Cooper Industries plc:
     We have audited the accompanying consolidated balance sheets of Cooper Industries plc (previously Cooper Industries, Ltd.) (“the Company”), as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 (codified in FASB ASC Topic 740, Income Taxes), effective January 1, 2007.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
February 19, 2010

COOPER INDUSTRIES PLC
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2009	2008	2007
	(in millions, except per share data)
Revenues	$5,069.6	$6,521.3	$5,903.1
Cost of sales	3,483.8	4,396.7	3,970.0
Selling and administrative expenses	1,011.8	1,194.6	1,089.0
Restructuring and asset impairment charges	29.9	52.4	—

Operating earnings	544.1	877.6	844.1

Income from Belden agreement	—	—	33.1
Interest expense, net	61.4	70.4	51.0

Income from continuing operations before income taxes	482.7	807.2	826.2
Income taxes expense	69.1	191.6	133.9

Income from continuing operations	413.6	615.6	692.3
Income related to discontinued operations, net of income taxes	25.5	16.6	—

Net income	$439.1	$632.2	$692.3

Income per common share
Basic:
Income from continuing operations	$2.47	$3.54	$3.80
Income from discontinued operations	.15	.10	—

Net income	$2.62	$3.64	$3.80

Diluted:
Income from continuing operations	$2.46	$3.51	$3.73
Income from discontinued operations	.15	.09	—

Net income	$2.61	$3.60	$3.73

Cash dividends declared per common share	$1.00	$1.00	$.84

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in millions)
ASSETS

Cash and cash equivalents	$381.6	$258.8
Investments	—	21.9
Receivables, less allowances	797.7	1,011.4
Inventories	483.9	641.8
Current discontinued operations receivable	12.7	17.5
Deferred income taxes and other current assets	225.7	246.5

Total current assets	1,901.6	2,197.9

Property, plant and equipment, less accumulated depreciation	731.7	728.2
Goodwill	2,643.2	2,567.3
Long-term discontinued operations receivable	166.6	174.8
Deferred income taxes and other noncurrent assets	541.3	496.7

Total assets	$5,984.4	$6,164.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$9.4	$25.6
Accounts payable	384.4	492.5
Accrued liabilities	515.2	618.7
Current discontinued operations liability	43.4	50.4
Current maturities of long-term debt	2.3	275.0

Total current liabilities	954.7	1,462.2

Long-term debt	922.7	932.5
Long-term discontinued operations liability	741.1	764.7
Other long-term liabilities	402.6	398.1

Total liabilities	3,021.1	3,557.5

Common stock, $.01 par value	1.7	1.7
Retained earnings	3,254.1	2,935.4
Treasury stock	(12.5)	—
Accumulated other nonowner changes in equity	(280.0)	(329.7)

Total shareholders’ equity	2,963.3	2,607.4

Total liabilities and shareholders’ equity	$5,984.4	$6,164.9

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$439.1	$632.2	$692.3
Adjust: Income related to discontinued operations	(25.5)	(16.6)	—

Income from continuing operations	413.6	615.6	692.3
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	145.6	143.1	118.2
Deferred income taxes	8.1	26.0	12.4
Excess tax benefits from stock options and awards	(2.7)	(10.2)	(25.8)
Restructuring and asset impairment charges	29.9	52.4	—
Changes in assets and liabilities: (1)
Receivables	244.5	22.7	(66.1)
Inventories	175.0	16.6	27.3
Accounts payable and accrued liabilities	(211.7)	(80.4)	56.9
Discontinued operations assets and liabilities, net	24.0	139.7	(20.5)
Other assets and liabilities, net	(74.4)	(29.1)	0.6

Net cash provided by operating activities	751.9	896.4	795.3

Cash flows from investing activities:
Short-term investments	22.9	65.7	(93.7)
Cash restricted for business acquisition	—	290.1	(290.1)
Capital expenditures	(126.7)	(137.0)	(115.5)
Cash paid for acquired businesses	(61.4)	(297.0)	(336.1)
Proceeds from sales of property, plant and equipment and other	7.4	1.8	1.8

Net cash used in investing activities	(157.8)	(76.4)	(833.6)

Cash flows from financing activities:
Proceeds from issuances of debt	—	297.6	547.3
Debt issuance costs	(1.8)	(0.6)	(2.7)
Proceeds from debt derivatives	—	0.5	10.0
Repayments of debt	(299.6)	(397.2)	(303.3)
Dividends	(167.4)	(170.3)	(154.3)
Purchases of common shares	(26.0)	(517.2)	(343.9)
Purchases of treasury shares	(12.5)	—	—
Excess tax benefits from stock options and awards	2.7	10.2	25.8
Proceeds from exercise of stock options and other	20.1	17.1	68.3

Net cash used in financing activities	(484.5)	(759.9)	(152.8)

Effect of exchange rate changes on cash and cash equivalents	13.2	(34.1)	0.4

Increase (decrease) in cash and cash equivalents	122.8	26.0	(190.7)
Cash and cash equivalents, beginning of year	258.8	232.8	423.5

Cash and cash equivalents, end of year	$381.6	$258.8	$232.8

(1)	Net of the effects of acquisitions and translation.
The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Capital			Other
		In Excess			Nonowner
	Common	of Par	Retained	Treasury	Changes in
	Stock	Value	Earnings	Stock	Equity	Total
Balance December 31, 2006	$0.9	$278.4	$2,324.4	$—	$(128.4)	$2,475.3
Net income			692.3			692.3
Adoption of accounting for uncertain tax positions			(27.2)			(27.2)
Pension and postretirement benefits					9.7	9.7
Translation adjustment					20.3	20.3
Change in fair value of derivatives					17.7	17.7

Net income and other nonowner changes in equity						712.8

Common stock dividends			(154.4)			(154.4)
Stock-based compensation		38.8				38.8
Purchases of common shares		(343.9)				(343.9)
Stock issued under employee stock plans		111.5				111.5
Stock split	0.9	(0.9)				—
Other activity		1.8				1.8

Balance December 31, 2007	1.8	85.7	2,835.1	—	(80.7)	2,841.9
Net income			632.2			632.2
Pension and post retirement benefits					(88.6)	(88.6)
Translation adjustment					(136.0)	(136.0)
Change in fair value of derivatives					(24.4)	(24.4)

Net income and other nonowner changes in equity						383.2

Common stock dividends			(174.7)			(174.7)
Stock-based compensation		22.7				22.7
Purchases of common shares	(0.1)	(159.9)	(357.2)			(517.2)
Stock issued under employee stock plans		49.6				49.6
Other activity		1.9				1.9

Balance December 31, 2008	1.7	—	2,935.4	—	(329.7)	2,607.4
Net income			439.1			439.1
Pension and post retirement benefits					(11.8)	(11.8)
Translation adjustment					50.3	50.3
Change in fair value of derivatives					11.2	11.2

Net income and other nonowner changes in equity						488.8

Common stock dividends			(167.1)			(167.1)
Stock-based compensation			26.3			26.3
Purchases of common shares			(26.0)			(26.0)
Purchases of treasury shares				(12.5)		(12.5)
Stock issued under employee stock plans			38.8			38.8
Other activity			7.6			7.6

Balance December 31, 2009	$1.7	$—	$3,254.1	$(12.5)	$(280.0)	$2,963.3

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
     In June 2009, our Board of Directors approved moving Cooper’s place of incorporation from Bermuda to Ireland. This move is part of a reorganization that created a newly formed Irish company, Cooper Industries plc. We completed the first step in this reorganization by establishing our tax residency in Ireland in December 2008. At a Special Shareholders’ Meeting on August 31, 2009, shareholders voted in favor of completing the reorganization pursuant to which all Cooper Industries, Ltd. Class A common shares held by public shareholders would be cancelled and all holders of such shares would receive ordinary shares of Cooper Industries plc on a one-for-one basis. The reorganization transaction was completed on September 8, 2009, following approval from the Supreme Court of Bermuda, at which time Cooper Industries plc replaced Cooper Industries, Ltd. as the ultimate parent company. Shares of the Irish company, Cooper Industries plc, began trading on the New York Stock Exchange on September 9, 2009 under the symbol CBE, the same symbol under which Cooper Industries, Ltd. shares were previously traded. This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Cooper Industries, Ltd. for periods prior to this transaction are considered to be the historical financial statements of Cooper Industries plc. No changes in assets or liabilities resulted from this transaction, other than Cooper Industries plc has provided a guarantee of amounts due under certain borrowing arrangements as described in Notes 9 and 20. See Note 10 for a discussion of the capital structure of Cooper Industries plc.
Principles of Consolidation: The consolidated financial statements include the accounts of Cooper and its majority-owned subsidiaries or affiliated companies where Cooper has the ability to control the entity through voting or similar rights. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included in the financial statements from the effective date of acquisition or up to the date of disposal.
Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements were issued on February 19, 2010 and subsequent events have been evaluated through that date.
Cash Equivalents: For purposes of the consolidated statements of cash flows, Cooper considers all investments purchased with original maturities of three months or less to be cash equivalents.
Restricted Cash: For purposes of the 2007 and 2008 statement of cash flows, Cooper recorded cash held at December 31, 2007 in an account for the irrevocable tender offer to purchase all outstanding shares of MTL Instruments Group plc, a publicly-traded company based in the United Kingdom, as restricted cash until consummation of the transaction in 2008.
Accounts Receivable: Cooper provides an allowance for doubtful trade accounts receivable, determined under the specific identification method. The allowance was $14.8 million and $12.7 million at December 31, 2009 and 2008, respectively.
Inventories: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 48% and 51% of inventories at December 31, 2009 and 2008, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method. Allowances for excess and obsolete inventory are provided based on current assessments about future

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required. The allowance for excess and obsolete inventory was $83.7 million at December 31, 2009 and $77.0 million at December 31, 2008.
Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is provided using primarily the straight-line method over the estimated useful lives of the related assets, which in general have the following lives: buildings — 10 to 40 years; machinery and equipment — 3 to 18 years; computer hardware and software — 1 to 12 years; and tooling, dies, patterns and other — 3 to 10 years.
Business Combinations: Cooper makes an allocation of the purchase price based on its estimate of the fair value of the assets acquired, including identified intangible assets, and liabilities assumed as of the date of acquisition. Cooper allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.
Goodwill: Goodwill is subject to an annual impairment test and Cooper has designated January 1 as the date of this test. Cooper has identified eight reporting units, consisting of seven units in the Electrical Products reportable operating segment plus the Tools reportable operating segment, for which goodwill is tested for impairment. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. Goodwill impairment is evaluated using a two-step process.
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
Intangible Assets: Intangible assets are stated at cost. Certain intangible assets are amortized over the estimated useful lives of the related assets using primarily the straight-line method. Intangible assets subject to amortization primarily include, with related estimated useful lives: customer relationships – 3 to 30 years; technology – 5 to 20 years; and trademarks – 15 to 40 years. Certain trademarks with an indefinite useful life are not amortized and are instead tested for impairment on an annual basis.
Income Taxes: Cooper uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between the book basis of assets and liabilities and their respective tax basis as measured by the enacted tax rates that Cooper expects will be in effect when these differences reverse. In addition to estimating the future applicable tax rates, Cooper must also make certain assumptions regarding whether tax differences are permanent or temporary and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Cooper has established valuation allowances when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Treasury Stock: Treasury stock is carried at cost.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue Recognition: Cooper recognizes revenues when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, additional allowances may be required. The accrual for sales returns and other allowances reported net in receivables was $77.9 million and $89.8 million at December 31, 2009 and 2008, respectively. Shipping and handling costs of $121.0 million, $181.9 million and $174.3 million in 2009, 2008 and 2007, respectively, are reported as a reduction of revenues in the consolidated income statements.
Customer Incentives: Customer incentives primarily consist of volume discounts and other short-term discount and promotion programs. Cooper recognizes these incentives as a reduction in reported revenues at the time of the qualifying sale based on our estimate of the ultimate incentive amount to be earned using historical experience and known trends. If actual customer incentives differ from our estimates, additional accruals may be required. The accrual for customer incentives reported in accrued liabilities was $70.2 million and $108.9 million at December 31, 2009 and 2008, respectively.
Research and Development Expenditures: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $141.1 million, $141.8 million and $105.7 million in 2009, 2008 and 2007, respectively.
Stock Based Compensation: Cooper recognizes stock-based compensation expense based on the fair value of the award at the grant date with expense recognized over the service period, which is usually the vesting period. Cooper uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, as well as the straight-line recognition method for awards subject to graded vesting. The fair value of restricted stock and performance-based awards granted are measured at the market price on the grant date. Cooper recognizes an estimate for forfeitures of awards of stock options, performance-based shares and restricted stock units. These estimates are adjusted as actual forfeitures differ from the estimate.
Impact of New Accounting Standards: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (“ASC” or the “Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification was developed to organize GAAP pronouncements by accounting topics within a consistent structure so that users can more easily access authoritative accounting guidance; its purpose is not to create new accounting and reporting guidance. The Codification was effective July 1, 2009. All accounting references have therefore been updated and SFAS references have been replaced with ASC references.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (the “Interpretation”) as codified in ASC Topic 740, Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with ASC Topic 740. This Interpretation prescribes a more-likely-than not recognition threshold that a tax position will be sustained upon examination and a measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Cooper adopted the provisions of the Interpretation on January 1, 2007. As a result of the implementation of the Interpretation, Cooper recognized a $27.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the January 1, 2007 beginning retained earnings balance.
     ASC Topic 820, Fair Value Measurements and Disclosures, was revised to provide enhanced guidance for using fair value to measure assets and liabilities. ASC Topic 820 clarifies the principle that fair

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Effective prospectively for business combinations completed on or after January 1, 2009, ASC Topic 805, Business Combinations, was revised to provide enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations. This guidance, together with the International Accounting Standards Board’s (“IASB”) IFRS 3, Business Combinations, completed a joint effort by the FASB and IASB to improve financial reporting about business combinations and promotes the international convergence of accounting standards. Cooper implemented the revised guidance prospectively for business combinations completed on or after January 1, 2009. Cooper recognizes acquisition-related costs in the period in which such costs are incurred as required by the guidance.
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
     Effective January 1, 2009, the disclosure provisions of ASC Topic 815, Derivatives and Hedging, were revised to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Topic 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Cooper implemented the revised guidance as of January 1, 2009 and has provided the additional disclosures required. See Note 17 of the Notes to the Consolidated Financial Statements.
     Effective for fiscal years ending after December 15, 2009, ASC Topic 715, Compensation – Retirement Benefits, was revised to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. Cooper implemented the revised guidance for its 2009 year end and has provided the additional disclosures related to Cooper’s pension assets. See Note 14 of the Notes to the Consolidated Financial Statements.
NOTE 2: RESTRUCTURING AND ASSET IMPAIRMENT
     In the second quarter of 2008, Cooper recorded a $7.6 million restructuring charge for severance costs for downsizing a Tools segment international facility. This facility downsizing and related cash payments were substantially completed in 2008.
     During the fourth quarter of 2008, Cooper committed to employment reductions to appropriately size Cooper’s workforce to current and anticipated market conditions and to downsize a domestic Tools segment manufacturing operation. Cooper recorded a $35.7 million charge in the fourth quarter of 2008 related to these actions, $25.5 million of which relates to the Electrical Products segment and $10.2 million relates to

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the Tools segment. A total of 1,314 hourly and 930 salaried positions were eliminated as a result of the fourth quarter 2008 restructuring actions to reduce Cooper’s workforce.
     During 2009, Cooper committed to additional employment reductions and certain facility closures as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. Cooper recorded charges of $28.7 million in 2009 related to these actions, $18.5 million of which relates to the Electrical Products segment and $8.6 million relates to the Tools segment. The remaining $1.6 million relates to reductions in Cooper’s corporate staff. A total of 1,088 hourly and 772 salaried positions are being eliminated as a result of the 2009 restructuring actions to reduce Cooper’s workforce.
     The following table reflects activity in the accrued liability related to the restructuring actions.

			Contract
	Involuntary Employee		Termination
	Termination Benefits		and Other
	Headcount	Dollars	Exit Costs
		($ in millions)
2008 fourth quarter restructuring actions	2,244	$33.7	$2.0
Headcount reductions or costs incurred	(1,358)	(5.7)	(0.3)

Balance at December 31, 2008	886	$28.0	$1.7

2009 restructuring actions	1,860	$24.8	$3.9
Headcount reductions or costs incurred	(2,478)	(47.7)	(4.6)

Balance at December 31, 2009	268	$5.1	$1.0

     The workforce reductions, contract termination and other exit costs and the related cash payments associated with the accrual balances at December 31, 2009 will be substantially completed in the first half of 2010. As part of the restructuring actions, Cooper has approved the closure of ten factories and warehouses, eight of which have been completed at the end of the 2009. Cooper recorded non-cash impairment charges of $1.2 million related to these actions. The two remaining factory closures are expected to be substantially completed in the first half of 2010. Cooper expects to incur incremental restructuring charges in the range of approximately $13 to $17 million associated with the completion of planned restructuring activities as the actions are completed in 2010.
     In the fourth quarter of 2008, Cooper also recorded a non-cash impairment charge of $9.1 million related to an investment in a previously unconsolidated international joint venture in the Electrical Products segment. In December 2008, Cooper acquired a majority interest in the international joint venture and consolidated the joint venture’s net assets of $4.6 million at such time.
NOTE 3: ACQUISITIONS
     Cooper completed nine acquisitions during 2009 and 2008. These acquisitions were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations.
     In 2009, Cooper completed five acquisitions and acquired certain intellectual property rights in the Electrical Products segment. Approximately 80% of the revenues of these businesses are generated in the United States. The acquisition date fair value of the total consideration for the 2009 acquisitions was

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
approximately $61.3 million. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $29.5 million, with approximately 54% not expected to be deductible for tax purposes. The transactions consummated during 2009 resulted in the preliminary recognition of $29.3 million in other intangible assets consisting primarily of customer relationships, technology and trademarks. All of the other intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 5 to 40 years with a weighted average amortization period of approximately 12 years.
     In 2008, Cooper completed four acquisitions with approximately two-thirds of the revenues of these businesses being generated outside of the United States. Cooper finalized the allocation of the purchase price for the 2008 acquisitions during 2009 increasing goodwill and other intangibles by approximately $2.9 million each.
     In February 2008, Cooper completed the acquisition of MTL Instruments Group plc (“MTL”). MTL is a leader in the development and supply of electronic instrumentation and protection equipment for use in hazardous environments. The total purchase price, including assumed debt, was approximately $325 million. The MTL acquisition resulted in the recognition of goodwill of $198.8 million, primarily related to the future earnings and cash flow potential from MTL’s worldwide customer base. The MTL acquisition is included in the Electrical Products segment.
     Cooper acquired three additional companies during 2008 for total consideration of $28.6 million. The majority of the operations of these acquired businesses are related to the Electrical Products segment. In December 2008, Cooper also acquired an additional 20% interest in a previously unconsolidated 50% owned international joint venture for total consideration of $0.5 million and began consolidating this entity at such time. In 2009, Cooper obtained full ownership of this entity.
     Total cash consideration paid for acquisitions during 2009 was $54.2 million, net of cash acquired. Cooper also paid approximately $7.2 million in 2009 for prior acquisitions primarily related to previously deferred payments and working capital settlements. The results of operations of acquisitions are included in the consolidated income statement since the respective acquisition dates. Pro-forma income from continuing operations and diluted earnings per share for 2009 and 2008, assuming the acquisitions had occurred at the beginning of the period, would not be materially different from reported results.
NOTE 4: INVENTORIES

	December 31,
	2009	2008
	(in millions)
Raw materials	$186.2	$239.3
Work-in-process	150.3	163.2
Finished goods	316.7	405.0
Perishable tooling and supplies	12.9	13.9

	666.1	821.4
Allowance for excess and obsolete inventory	(83.7)	(77.0)
Excess of current standard costs over LIFO costs	(98.5)	(102.6)

Net inventories	$483.9	$641.8

     As a result of the reduction in inventories during 2009, Cooper recognized an $18.8 million reduction to cost of sales related to decrements in LIFO inventories. In addition, Cooper recognized a $14.5 million increase to cost of sales in 2009 related to increases in excess and obsolete inventory allowances and other inventory valuation adjustments.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 5: PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2009	2008
	(in millions)
Land and land improvements	$68.7	$71.6
Buildings	568.7	545.9
Machinery and equipment	940.3	920.7
Computer hardware and software	273.0	357.4
Tooling, dies and patterns	318.3	299.3
All other	88.4	90.4
Construction in progress	65.2	59.8

	2,322.6	2,345.1
Accumulated depreciation	(1,590.9)	(1,616.9)

	$731.7	$728.2

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment were as follows:

	Electrical
	Products	Tools	Total
		(in millions)
Balance December 31, 2007	$2,233.1	$307.2	$2,540.3
Additions to goodwill	203.0	0.4	203.4
Translation adjustments	(170.2)	(6.2)	(176.4)

Balance December 31, 2008	2,265.9	301.4	2,567.3
Additions to goodwill	32.4	—	32.4
Translation adjustments	40.0	3.5	43.5

Balance December 31, 2009	$2,338.3	$304.9	$2,643.2

     Cooper completed its annual impairment tests for each reporting unit’s goodwill. The results of step one of the goodwill impairment tests did not require the completion of step two of the test for any reporting unit.
     The gross carrying value of other intangible assets was $367.1 million and $325.6 million at December 31, 2009 and 2008, respectively. Accumulated amortization of other intangible assets was $59.6 million and $41.9 million at December 31, 2009 and 2008, respectively. Amortization expense of other intangible assets was $17.9 million in 2009, $17.1 million in 2008, and $9.1 million in 2007. Annual amortization expense, exclusive of businesses that may be acquired in 2010, is expected to be $18.8 million in 2010, $18.2 million in 2011, $17.9 million in 2012, $17.8 million in 2013 and $17.7 million in 2014.
     Certain trademarks with a gross carrying value of approximately $52 million and $57 million at December 31, 2009 and 2008, respectively, are considered indefinite-lived intangibles and not subject to amortization. Cooper completed its annual impairment test for indefinite-lived intangible assets resulting in no impairment.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7: ACCRUED LIABILITIES

	December 31,
	2009	2008
	(in millions)
Salaries, wages and employee benefit plans	$216.7	$226.3
Commissions and customer incentives	96.6	141.3
Product and environmental liability accruals	37.0	37.6
Restructuring liability accruals	6.1	29.7
Other (individual items less than 5% of total current liabilities)	158.8	183.8

	$515.2	$618.7

     At December 31, 2009, Cooper had accruals of $22.3 million with respect to potential product liability claims and $27.1 million with respect to potential environmental liabilities, including $12.4 million classified as a long-term liability, based on Cooper’s current estimate of the most likely amount of losses that it believes will be incurred.
     The product liability accrual consists of $9.0 million of known claims with respect to ongoing operations, $1.6 million of known claims for previously divested operations and $11.7 million, which represents an estimate of claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage for individual claims above $5 million.
     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes $3.7 million related to sites owned by Cooper and $23.4 million for retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.
     Cooper has not utilized any form of discounting in establishing its product or environmental liability accruals. While both product liability and environmental liability accruals involve estimates that can change over time, Cooper has taken a proactive approach and has managed the costs in both of these areas over the years. Cooper does not believe that the nature of its products, its production processes, or the materials or other factors involved in the manufacturing process subject Cooper to unusual risks or exposures for product or environmental liability. Cooper’s greatest exposure to inaccuracy in its estimates is with respect to the constantly changing definitions of what constitutes an environmental liability or an acceptable level of cleanup.
NOTE 8: COMMITMENTS AND CONTINGENCIES
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $42.9 million, $42.2 million and $36.4 million during 2009, 2008 and 2007, respectively. At December 31, 2009, minimum annual rental commitments under noncancellable operating leases that have an initial or remaining lease term in excess of one year were $26.6 million in 2010, $22.1 million in 2011, $14.6 million in 2012, $9.9 million in 2013, $6.4 million in 2014 and $22.9 million thereafter.
     Cooper has purchase obligations of approximately $262 million related to commitments to purchase certain goods and services in 2010.
NOTE 9: DEBT

	December 31,
	2009	2008
	(in millions)
5.50% senior unsecured notes, due November 2009	$—	$275.0
5.25% senior unsecured notes, due November 2012	325.0	325.0
5.45% senior unsecured notes, due April 2015	300.0	300.0
6.10% senior unsecured notes, due July 2017	300.0	300.0
6.91% second series medium-term notes, due through 2010	2.3	2.3
Other (includes issuance discount)	(2.3)	5.2

Total long-term debt	925.0	1,207.5
Current maturities	(2.3)	(275.0)

Long-term portion	$922.7	$932.5

     On August 14, 2009, Cooper entered into a credit agreement that provides a $350 million three-year committed bank credit facility that replaced Cooper’s previous $500 million credit facility that was to mature in November 2009. The agreement for the credit facility requires that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and minimum earnings before interest, income taxes, depreciation and amortization to interest ratio. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio. The credit agreement is not subject to termination based upon a decrease in Cooper’s debt ratings or a material adverse change.
     There were no commercial paper borrowings outstanding at December 31, 2009 or 2008. On November 2, 2009, Cooper repaid the $275 million 5.50% senior unsecured notes at maturity. Cooper’s senior unsecured notes, credit facility and any commercial paper amounts outstanding are guaranteed by Cooper and certain of its principal operating subsidiaries.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     On March 27, 2008, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $300 million of 5.45% fixed rate senior unsecured notes due in 2015. Proceeds from the financing were used to repay commercial paper outstanding at that time. Combined with the debt issuance discount, underwriting commissions and interest rate hedges implemented in anticipation of the offering, the notes have an effective annual cost to Cooper of 5.56%.
     On June 18, 2007, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $300 million of 6.10% fixed rate senior unsecured notes due in 2017. Proceeds from the financing were used to repay $300 million of maturing 5.25% senior unsecured notes. Combined with interest rate hedges implemented in anticipation of the offering, the notes have an effective annual cost to Cooper of 5.75%.
     On November 8, 2005, Cooper’s wholly-owned subsidiary, Cooper US, Inc., issued $325 million of 5.25% fixed rate senior unsecured notes that mature on November 15, 2012. Proceeds of the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55% (see Note 17). The proceeds of €272.6 million partially funded repayment of the 6.25% Euro bonds that matured in October 2005.
     Maturities of long-term debt for the five years subsequent to December 31, 2009 are $2.3 million in 2010, insignificant in 2011, $325 million in 2012, insignificant in 2013, none in 2014 and $600 million thereafter. The future net minimum lease payments under capital leases are not significant. Total interest paid during 2009, 2008 and 2007 was $68.6 million, $70.8 million and $58.1 million, respectively.
NOTE 10: COMMON AND PREFERRED STOCK
     As discussed in Note 1, Cooper completed a reorganization transaction on September 8, 2009 whereby all Cooper Industries, Ltd. Class A common shares held by public shareholders were cancelled and all holders of such shares received ordinary shares of Cooper Industries plc on a one-for-one basis. The Class A and Class B common shares of Cooper Industries, Ltd. held by wholly-owned subsidiaries of Cooper Industries, Ltd. did not participate in the exchange transaction and continue to be held by wholly-owned subsidiaries of Cooper Industries, Ltd. On October 19, 2009, the Irish High Court approved the reduction of share premium (similar to additional paid-in-capital) to establish distributable reserves in the statutory balance sheet of Cooper Industries plc. The establishment of distributable reserves was required to enable the Company to pay dividends and repurchase shares in the future. The reorganization transaction and establishment of distributable reserves had no impact on consolidated shareholders’ equity.
     Cooper Industries plc’s authorized share capital is €40,000 and $7,600,000 consisting of 40,000 ordinary shares with a par value of €1 per share, 750,000,000 common shares, par value of $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares of Cooper Industries plc were outstanding at December 31, 2009.
     Cooper Industries, Ltd’s authorized share capital is $7,600,000 consisting of 500,000,000 Class A common shares, par value of $.01 per share, 250,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares of Cooper Industries, Ltd. were outstanding at December 31, 2008 or 2007.
     At December 31, 2009, Cooper Industries plc had 167,316,595 common shares, $.01 par value issued and outstanding compared to Cooper Industries, Ltd.’s 166,908,287 Class A common shares, $.01 par value (excluding 37,362,915 Class A common shares held by wholly-owned subsidiaries) at December 31, 2008. During 2009, Cooper issued 1,965,708 common shares primarily in connection with employee

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
incentive and benefit plans and Cooper’s dividend reinvestment program. During 2009 and prior to the reorganization transaction described above, Cooper Industries Ltd. and its wholly-owned subsidiaries purchased 1,262,800 Class A common shares of Cooper Industries, Ltd. for $26.0 million under Cooper’s share repurchase plans. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in Cooper Industries, Ltd. that is eliminated in consolidation. Subsequent to the reorganization transaction in 2009, Cooper Industries plc purchased 294,600 shares of treasury stock at an average price of $42.38 per share.
     Cooper Industries, Ltd. had Class A common shares, $.01 par value issued and outstanding of 166,908,287 and 179,453,923 as of December 31, 2008 and 2007 respectively, (excluding the Class A common shares held by wholly-owned subsidiaries as discussed below of 37,362,915 and 27,195,002 shares at each respective date). Cooper issued Class A common shares totaling 1,864,076 and 4,055,234 during 2008 and 2007 respectively, primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. Cooper and its wholly-owned subsidiaries purchased Cooper Industries, Ltd. Class A common shares under Cooper’s share repurchase plan totaling $517.2 million (14,409,712 shares) during 2008 and $343.9 million (6,883,353 shares) during 2007. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During 2008, 598,482 Class A common shares held by wholly-owned subsidiaries were issued in connection with employee incentive and benefit plans, leaving 37,362,915 Class A common shares held by wholly-owned subsidiaries at December 31, 2008.
     Certain wholly-owned subsidiaries own Cooper Industries, Ltd. Class A common shares and a wholly-owned subsidiary owns all the issued and outstanding Class B common shares of Cooper Industries, Ltd. During the first quarter of 2009, Cooper Industries, Ltd. repurchased 4.2 million Class B common shares from its wholly-owned subsidiary. The subsidiaries’ investments in the Class A and Class B common shares are accounted for as investments in the parent company that are eliminated in consolidation. The Class B common shares are not entitled to vote, except as to matters for which Bermuda law specifically requires voting rights for otherwise nonvoting shares. Cooper and its wholly-owned subsidiaries have entered into a voting agreement which provides that in those limited circumstances where the Class B common shares have the right to vote, Cooper’s wholly-owned subsidiaries shall vote the Class B common shares and any Class A common shares that may be held by Cooper’s wholly-owned subsidiaries in the same proportion as the holders of Class A common shares. If at any time a dividend was declared or paid on the Class A common shares of Cooper Industries, Ltd., a like dividend was declared and paid on Class B common shares in an equal amount per share.
     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares. As of December 31, 2009, 12,472,035 shares remain available to be repurchased under the authorizations by the Board of Directors. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2010, Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans. As of the date of this filing in 2010, Cooper had repurchased 589,600 shares in 2010 under these Board of Directors authorizations. Cooper may continue to repurchase shares under these authorizations from time to time during 2010. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
     Under the terms of the Dividend Reinvestment Plan, any holder of common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in common stock without incurring any brokerage commissions or service charges. At December 31, 2009, Cooper had 20,892,405 shares reserved for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards, restricted stock awards and other plans.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The Board of Directors of Cooper Industries, Ltd. adopted a Shareholder Rights Plan that authorized the issuance of one right for each common share outstanding on May 22, 2002. Each Right entitled the holder to buy one one-hundredth of a share of Series A Participating preferred Stock at a purchase price of $225 per one one-hundredth of a share or, in certain circumstances common shares having a value of twice the purchase price. Each Right became exercisable only in certain circumstances constituting a potential change of control on a basis considered inadequate by the Board of Directors. The Rights were scheduled to expire August 5, 2007.
     On August 3, 2007, Cooper Industries, Ltd. entered into an Amended and Restated Rights Agreement (“the Amended Rights Plan”). The Amended Rights Plan extended the final expiration of the Shareholder Rights Plan to August 1, 2017. In addition, the Amended Rights Plan increased the exercise price of each full Right from $225 to $600 (equivalent to $300 for each one-half of a Right, which was the fraction of a Right that was associated with each Class A common share of Cooper Industries, Ltd. following the two-for-one stock split effective March 2007); eliminated a ten-day window to redeem the Rights after a person has become an “Acquiring Person” (as defined in the Amended Rights Plan); added a provision that allows the Board of Directors to exchange the outstanding and exercisable Rights for additional common shares (or, in certain situations, a number of Series A Participating Preferred Shares) at the rate of one common share per Right, at anytime after a person becomes an “Acquiring Person,” and added a provision clarifying that Cooper is allowed to lower the acquiror ownership threshold at which dilution is triggered to no less than 10% at anytime prior to the time any person becomes an “Acquiring Person.”
     In connection with the Irish reincorporation, Cooper Industries plc and Cooper Industries, Ltd. entered into a Second Amended and Restated Rights Agreement dated as of September 8, 2009 (the “Second Amended Rights Plan”). The Second Amended Rights Plan further amends and restates the Amended Rights Plan. Pursuant to the Second Amended Rights Plan, the preferred share purchase rights associated with the Cooper Industries, Ltd. Class A common shares were replaced with newly issued preferred share purchase rights associated with the Cooper Industries plc common shares. The terms of the Second Amended Rights Plan are substantially similar to that of the Amended Rights Plan.
     On February 15, 2010, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.08 per share to $1.08. On February 12, 2008, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.16 per share to $1.00. On February 14, 2007, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.10 per share to $.84.
NOTE 11: STOCK-BASED COMPENSATION
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. The Plan was updated in April 2008 to increase the number of authorized shares available under the Plan by 7 million, to extend the term of the Plan from November 7, 2010 to November 7, 2015 and for certain other matters. The Plan was updated in September 2009 to replace Cooper Industries, Ltd. with Cooper Industries plc in connection with the Reorganization transaction described in Note 1. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million. As of December 31, 2009, 6,012,942 shares were available for future grants under the Plan. Of the total shares available for future grants, 2,820,193 are available for grants of performance-based shares and restricted stock units. Activity for each of these stock-incentive awards is discussed in more detail below. Total compensation expense for all share-based compensation arrangements under the Plan was $26.3 million, $23.1 million and $39.0 million during the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $9.5 million, $7.8 million and $13.6 million during the years ended December 31, 2009, 2008 and 2007, respectively.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Options
     Stock option awards are granted with an exercise price no less than the market price of Cooper’s stock at the date of grant. Stock option awards generally vest over a three-year period with one-third vesting in each successive year so that the option is fully exercisable after three years and generally have seven-year contractual terms (ten-year contractual terms for awards granted 2000-2002). Stock option awards provide that, upon a change in control in Cooper (as defined in the Plan), all options will be cancelled and Cooper will make a cash payment to the employee equal to the difference in the fair market value of Cooper common shares (or the highest price actually paid for the stock in connection with the change in control, if higher) and the option price.
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

	2009	2008	2007
Expected volatility	35.79%	23.75%	19.0%
Expected dividends	3.46%	2.26%	1.8%
Expected term (in years)	4.5	4.5	4.5
Risk-free interest rate	2.0%	2.6%	4.6%
     A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in millions)
Outstanding at January 1, 2009	7,649,340	$37.41
Granted	2,425,725	$28.95
Exercised	(856,940)	$23.80
Forfeited or expired	(455,531)	$40.70

Outstanding at December 31, 2009	8,762,594	$36.23	4.2	$65.4

Vested or expected to vest at December 31, 2009	8,475,645	$36.54	3.3	$61.4

Exercisable at December 31, 2009	4,790,176	$37.00	3.0	$32.4

     The weighted-average grant date fair values of options granted during the years ended December 31, 2009, 2008 and 2007 were $6.75, $8.19 and $9.50, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $13.2 million, $12.7 million and $75.8 million, respectively. Total stock options granted were 2,425,725 shares in 2009, 1,973,850 shares in 2008 and 1,745,700 shares in 2007.
     As of December 31, 2009, total unrecognized compensation expense related to nonvested stock options was $15.6 million. This expense is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $13.0 million, $13.1 million and $12.5 million, respectively.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Performance-Based Shares and Restricted Stock Units
     Under the Plan, Cooper grants certain executives and other key employees performance-based share awards with vesting contingent upon meeting Company-wide performance goals generally over a multi-year performance period. In order to earn the performance shares, participants also are required to remain actively employed by Cooper for the performance period. For performance-based awards granted during 2007 and 2008, performance goals are tied to cumulative compound growth in earnings per share over a defined three-year performance period. Awards under the performance-based component of the Plan are typically arranged in levels, with increasing numbers of shares earned as higher levels of growth are achieved. For performance-based awards granted during 2009, performance goals are tied to achieving a net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio in 2009 with vesting occurring over a three-year period. Under the Plan, Cooper also awards grants of restricted stock units to certain executives and other key employees in order to provide financial incentive to remain in the employ of Cooper, thereby enhancing management continuity. Cooper may also utilize restricted stock units for new executives and other key employees to replace equity compensation forfeited upon resignation from their former employer. Restricted stock units vest pursuant to time-based service conditions.
     The fair value of each performance-based share and restricted stock unit was calculated at the market price on the date of grant. If goal-level assumptions are not met, compensation expense is adjusted and previously recognized compensation expense is reversed. During 2007 and through the third quarter of 2008, performance goals for performance awards granted in 2007 and 2008 were assumed to be achieved at the maximum level. In the fourth quarter of 2008, Cooper revised its assumption to lower the performance goals assumed to be achieved to below the maximum level for these awards. The revised achievement levels assumed for the 2007 and 2008 performance award grants considers the past performance and current expectations of future performance in the respective three year performance period. As a result of lowering the performance goals assumed to be achieved, Cooper adjusted previously recognized stock compensation expense by reducing expense in the fourth quarter of 2008 by $11.3 million. Performance goals for performance awards granted in 2009 are assumed to be achieved at the maximum level. Upon distribution of performance-based shares, Cooper also pays the recipient cash equal to the aggregate amount of cash dividends that the recipient would have received had they been the owner of record from the date of grant. Dividends on restricted stock units are payable on the dividend payment date or on the date when restrictions lapse, depending upon the specific award. For performance-based share and restricted stock unit awards, upon a change in control in Cooper (as defined in the Plan), all restrictions on those awards will lapse and shares shall be issued as otherwise provided in the Plan.
     A summary of the status of Cooper’s nonvested performance-based shares as of December 31, 2009 and changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Performance-Based Shares	Shares	Fair Value
Nonvested at January 1, 2009	1,460,400	$43.84
Granted	370,560	$28.89
Vested	(423,440)	$41.49
Forfeited	(66,710)	$42.71

Nonvested at December 31, 2009	1,340,810	$40.48

     The weighted-average grant-date fair value of performance-based shares granted during the years ended December 31, 2009, 2008 and 2007 was $28.89, $43.87 and $46.01, respectively. The total intrinsic value of performance-based shares granted during the years ended December 31, 2009, 2008 and 2007 was $15.8 million, $17.5 million and $29.4 million, respectively. Total performance-based shares vested in 2009 were 423,440 compared to 472,734 performance-based shares that vested in 2008.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     As of December 31, 2009, total unrecognized compensation expense related to nonvested performance-based shares was $7.1 million. This expense is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of performance-based shares vested during the year ended December 31, 2009 and 2008 was $17.6 million and $16.5 million, respectively.
     A summary of the status of Cooper’s nonvested restricted stock units as of December 31, 2009, and changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2009	506,100	$42.86
Granted	75,200	$30.53
Vested	(54,574)	$42.68
Forfeited	(48,975)	$43.43

Nonvested at December 31, 2009	477,751	$40.88

     The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2009, 2008 and 2007 was $30.53, $41.74 and $46.78, respectively. Total restricted stock units granted were 75,200 in 2009, 146,650 in 2008 and 282,900 in 2007. The total intrinsic value of restricted stock units granted during the years ended December 31, 2009, 2008 and 2007 was $3.2 million, $4.3 million and $15.0 million, respectively.
     As of December 31, 2009, total unrecognized compensation expense related to nonvested restricted stock unit compensation arrangements was $8.7 million. This expense is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of restricted stock units vested during the years ended December 31, 2009, 2008 and 2007 was $2.3 million, $2.3 million and $1.9 million, respectively.
     Cash received from stock option exercises during the years ended December 31, 2009, 2008 and 2007 was $20.1 million, $17.1 million and $68.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $9.7 million, $12.8 million and $36.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. Cash used to settle equity instruments granted under all share-based payment arrangements during the years ended December 31, 2009, 2008 and 2007 was immaterial in all periods.
     Under Board of Director authorization, Cooper has a practice of repurchasing shares on the open market to satisfy shares issued for option exercises and share awards and expects to repurchase approximately 2.5 million shares during 2010, based on estimates of option exercises and share awards vesting for the year.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12: ACCUMULATED OTHER NONOWNER CHANGES IN EQUITY

	Pension and		Cumulative
	Postretirement	Derivative	Translation
	Benefit Plans	Instruments	Adjustment	Total
	(in millions)
Balance December 31, 2006	$(86.9)	$8.6	$(50.1)	$(128.4)
Current year activity	9.7	17.7	20.3	47.7

Balance December 31, 2007	(77.2)	26.3	(29.8)	(80.7)
Current year activity	(88.6)	(24.4)	(136.0)	(249.0)

Balance December 31, 2008	(165.8)	1.9	(165.8)	(329.7)
Current year activity	(11.8)	11.2	50.3	49.7

Balance December 31, 2009	$(177.6)	$13.1	$(115.5)	$(280.0)

	2009			2008			2007
	Before	Tax		Before	Tax		Before	Tax
	Tax	(Expense)	Net	Tax	(Expense)	Net	Tax	(Expense)	Net
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(in millions)
Pension and postretirement benefit plans	$(15.7)	$3.9	$(11.8)	$(143.9)	$55.3	$(88.6)	$14.9	$(5.2)	$9.7

Change in fair value of derivatives	1.5	(0.5)	1.0	(33.2)	13.3	(19.9)	29.9	(12.0)	17.9
Reclassification to earnings	16.6	(6.4)	10.2	(7.5)	3.0	(4.5)	(0.4)	0.2	(0.2)

	18.1	(6.9)	11.2	(40.7)	16.3	(24.4)	29.5	(11.8)	17.7

Translation adjustment	77.3	(27.0)	50.3	(209.2)	73.2	(136.0)	31.3	(11.0)	20.3

Other nonowner changes in equity	$79.7	$(30.0)	$49.7	$(393.8)	$144.8	$(249.0)	$75.7	$(28.0)	$47.7

NOTE 13: INCOME TAXES

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Components of income from continuing operations before income taxes:
U.S. operations	$62.1	$325.3	$317.3
Non-U.S. operations	420.6	481.9	508.9

Income from continuing operations before income taxes	$482.7	$807.2	$826.2

Components of income tax expense:
Current:
U.S. Federal	$14.3	$75.6	$17.3
U.S. state and local	(3.9)	11.7	10.1
Non-U.S	50.6	78.3	94.1

	61.0	165.6	121.5

Deferred:
U.S. Federal	22.3	11.8	10.7
U.S. state and local	(9.8)	4.9	8.7
Non-U.S	(4.4)	9.3	(7.0)

	8.1	26.0	12.4

Income tax expense	$69.1	$191.6	$133.9

Total income taxes paid	$169.2	$190.3	$158.4

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2009	2008	2007
Effective tax rate reconciliation:
Statutory rate (1)	25.0%	35.0%	35.0%
U.S. Federal, State and local income taxes (2)	1.9	1.8	2.0
Non-U.S. operations	(9.8)	(10.0)	(8.3)
Extraterritorial income exclusion	—	—	(1.9)
Audit settlements / statute expirations	(0.8)	(2.0)	(8.8)
Other	(2.0)	(1.1)	(1.8)

Effective tax rate attributable to continuing operations	14.3%	23.7%	16.2%

(1)	Statutory rate reflects the U.S. Federal statutory rate of 35% in 2008 and 2007. As a result of Cooper becoming an Irish tax resident in late 2008, the Irish statutory rate of 25% is used beginning in 2009.

(2)	For 2009, includes impact of U.S. federal, State and local income taxes. For 2008 and 2007, only includes impact of U.S. State and local income taxes.

	December 31,
	2009	2008
	(in millions)
Components of deferred tax assets and liabilities:
Deferred tax assets:
Postretirement and other employee welfare benefits	$36.4	$30.6
Inventories	3.5	0.9
Accrued liabilities	404.8	418.9
Pension plans	36.0	43.5
Net operating loss carryforward	1,282.6	13.7
Other	53.1	94.7

Gross deferred tax assets	1,816.4	602.3
Valuation allowance	(1,293.2)	(36.3)

Total deferred tax assets	523.2	566.0

Deferred tax liabilities:
Property, plant and equipment and intangibles	(257.7)	(281.8)
Other	(125.7)	(99.0)
Total deferred tax liabilities	(383.4)	(380.8)

Net deferred tax asset	$139.8	$185.2

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2009	2008
	(in millions)
Net deferred tax assets recognized in the balance sheet consist of:
Net current deferred tax assets	$90.5	$104.9
Net noncurrent deferred tax assets	49.3	80.3

	$139.8	$185.2

     Generally, Cooper provides United States income tax that would be imposed on the repatriation of the earnings of its non-U.S. operations owned by a U.S. company. However, as of December 31, 2009 and 2008, United States income taxes have not been provided on approximately $20 million and $112 million, respectively, of undistributed non-U.S. earnings that are expected to be permanently reinvested outside the United States.
     The effective tax rate for 2009 was 14.3% compared to 23.7% for 2008. Cooper reduced income tax expense by $12.7 million and $23.2 million during 2009 and 2008, respectively, for discrete tax items primarily related to statute expirations, tax settlements and other discrete items. Excluding the discrete tax items, Cooper’s effective tax rate for 2009 and 2008 was 17.0% and 26.6%, respectively. The decrease in Cooper’s 2009 effective tax rate compared to 2008, excluding the discrete tax items, is primarily related to the decrease in 2009 earnings without a corresponding decrease in projected tax benefits.
     In June 2009, the Internal Revenue Service (IRS) completed its examination of Cooper’s 2007 Federal Tax Return and issued a notice of assessment in the amount of $16 million. The IRS challenged Cooper’s intercompany pricing with a foreign affiliate. On July 15, 2009, Cooper filed its protest for this assessment and continues to work with the IRS to resolve this matter. While the outcome of the proceedings with the IRS cannot be predicted with certainty, management believes that it is more likely than not that its tax position will prevail.
     During the second quarter of 2008, the IRS completed its examination of Cooper’s 2005 and 2006 Federal income tax returns, which had no material impact on Cooper’s financial statements. During the fourth quarter of 2008, Cooper increased state deferred tax assets to reflect certain changes in the effective state tax rates with a corresponding increase to the state tax valuation allowance.
     In June 2008, the German Tax Authorities issued a proposed audit finding related to a 2004 reorganization that was treated as a non-taxable event. In December 2009, at Cooper’s request, the German taxing authorities finalized and issued a notice of assessment for €62.8 million, inclusive of €5.7 million of interest, related to this matter. In order for Cooper to continue to challenge the German tax authorities finding, Cooper paid the assessment in December 2009 for approximately $90 million and filed a suit to challenge the notice of assessment. Cooper continues to believe that the reorganization was properly reflected on its German income tax returns in accordance with applicable tax laws and regulations in effect during the period involved and will challenge the assessment vigorously. While the outcome of the proceedings with the German Tax Authorities cannot be predicted with certainty, management believes that it is more likely than not that its tax position related to the 2004 reorganization will prevail. As such, Cooper has recognized the tax payment, including interest, in other noncurrent assets in its December 31, 2009 balance sheet. The German tax payment will be available for credit in the United States, plus accrued interest.
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.
     Cooper and its subsidiaries have both non-U.S. and United States State operating losses available to carry forward to future tax years. These losses generally have a carry forward period of either 15 or 20 years from the date created, except as discussed below. If unused, the losses are set to expire throughout the period 2010 to 2027, with the most significant portion of these losses expiring during the period 2018 through 2022.
     At December 31, 2009, Cooper has a foreign deferred tax asset of approximately $1.3 billion relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. While this net operating loss carryforward has an indefinite life, a valuation allowance of approximately $1.3 billion was recognized because management believes at this time it is more likely than not that the deferred tax asset will not be realized.
     Cooper has unrecognized tax benefits of $35.0 million and $34.5 million at December 31, 2009 and 2008, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(in millions)
Balance at January 1	$34.5	$57.3
Additions for tax positions of the current year	5.6	1.1
Increase (decrease) in tax positions for prior years	5.2	(6.7)
Reduction in tax positions for statute expirations	(5.3)	(15.1)
Reduction in tax positions for audit settlements	(5.0)	(2.1)

Balance at December 31	$35.0	$34.5

     Approximately $38.6 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $2.0 to $6.0 million could be recognized during the next 12 months as audits close and statutes expire.
     Cooper recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009 and 2008, Cooper recognized a net reduction to income tax expense of $1.1 million and $0.9 million in interest and penalties, respectively. Cooper had $9.5 million and $10.6 million in interest and penalties accrued at December 31, 2009 and 2008, respectively.
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFITS
     Cooper and its subsidiaries have numerous defined benefit pension plans and other postretirement benefit plans. The vast majority of Cooper’s defined benefit pension plans no longer provide future benefit accruals. Cooper recognized a curtailment loss in the third quarter of 2008 as a result of ceasing future benefit accruals for two defined benefit plans in the United Kingdom. The benefits provided under Cooper’s various postretirement benefit plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 85% of the total. Current employees, unless grandfathered under plans assumed in acquisitions, are not provided postretirement benefits other than pensions. The vast majority of the annual other postretirement benefit expense is related to employees who are already retired. The measurement date for all plan disclosures is December 31.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Change in benefit obligation:
Benefit obligation at January 1	$696.1	$738.8	$82.1	$93.1
Service cost	3.4	4.3	—	—
Interest cost	42.0	43.9	4.8	5.2
Benefit payments	(55.9)	(55.2)	(8.2)	(8.4)
Actuarial (gain) loss	45.3	(47.2)	12.2	(7.8)
Exchange rate changes	11.8	(35.5)	—	—
Curtailment	—	(4.1)	—	—
Acquisitions	—	49.7	—	—
Other	3.3	1.4	—	—

Benefit obligation at December 31	746.0	696.1	90.9	82.1

Change in plan assets:
Fair value of plan assets at January 1	510.6	651.6	—	—
Actual return on plan assets	68.2	(162.2)	—	—
Employer contributions	31.8	64.8	8.2	8.4
Benefit payments	(52.2)	(51.5)	(8.2)	(8.4)
Exchange rate changes	9.5	(31.3)	—	—
Acquisitions	—	38.0	—	—
Other	2.8	1.2	—	—

Fair value of plan assets at December 31	570.7	510.6	—	—

Net amount recognized (funded status)	$(175.3)	$(185.5)	$(90.9)	$(82.1)

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Assets and liabilities recognized in the balance sheet consist of:
Noncurrent assets	$3.0	$7.0	$—	$—
Accrued liabilities	(7.7)	(7.4)	(11.1)	(10.9)
Long-term liabilities	(170.6)	(185.1)	(79.8)	(71.2)

	$(175.3)	$(185.5)	$(90.9)	$(82.1)

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(in millions)
Amounts recognized in accumulated other nonowner changes in equity consist of:
Net actuarial (gain) loss	$337.9	$342.7	$(25.2)	$(40.6)
Prior service cost	(15.2)	(17.8)	(11.5)	(13.5)

	$322.7	$324.9	$(36.7)	$(54.1)

     The funded status of defined benefit pension plans segregated between plans with plan assets (“Funded Plans”) and without plan assets (“Unfunded Plans”) consist of:

	December 31, 2009		December 31, 2008
	Funded	Unfunded	Funded	Unfunded
	Plans	Plans	Plans	Plans
	(in millions)
Accumulated benefit obligation	$620.3	$115.0	$579.3	$108.7

Projected benefit obligation	$627.1	$118.9	$583.7	$112.4
Fair value of plan assets	570.7	—	510.6	—

Net amount recognized (funded status)	$(56.4)	$(118.9)	$(73.1)	$(112.4)

% Funded	91.0%	—	87.5%	—
     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $689.0 million, $678.2 million and $510.8 million, respectively as of December 31, 2009 and $649.7 million, $641.5 million and $457.1 million, respectively at December 31, 2008.

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(in millions)
Components of net periodic benefit cost:
Service cost	$3.4	$4.3	$4.0	$—	$—	$0.1
Interest cost	42.0	43.9	41.4	4.8	5.2	5.2
Expected return on plan assets	(39.3)	(51.6)	(51.1)	—	—	—
Amortization of prior service cost	(2.6)	(2.5)	(2.1)	(2.0)	(2.0)	(2.0)
Recognized actuarial (gain) loss	22.6	9.7	10.9	(3.2)	(2.5)	(2.6)
Settlement loss	—	0.1	0.7	—	—	—
Curtailment loss	—	3.7	0.1	—	—	—

Net periodic benefit cost	$26.1	$7.6	$3.9	$(0.4)	$0.7	$0.7

     Net periodic benefit cost in 2010 is expected to be $19.0 million for pension benefits and $0.7 million for other postretirement benefits. The estimated net loss and prior service cost credit for the defined benefit pension plans that will be amortized from accumulated other nonowner changes in equity into net periodic benefit cost over the next fiscal year are $21.5 million and $(2.6) million, respectively. The estimated net gain and prior service credit for the other postretirement plans that will be amortized from

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
accumulated other nonowner changes in equity into net periodic benefit cost over the next fiscal year are $(2.0) million and $(2.0) million, respectively.

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.50% - 5.75%	6.00% - 6.25%	5.50%	6.25%
Rate of compensation increase	2.75% - 3.50%	2.75% - 3.50%	—	—

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Weighted average assumptions used to determine net costs for the years ended December 31:
Discount rate	6.00% - 6.25%	5.40% - 6.00%	6.25%	6.00%
Expected return on plan assets	6.00% - 8.25%	6.00% - 8.25%	—	—
Rate of compensation increase	2.75% - 3.50%	2.75% - 3.50%	—	—

	2009	2008
Assumed healthcare cost trend rates:
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate to which trend rate is assumed to decline (ultimate trend rate).	5.00%	5.00%
Year that rate reaches ultimate trend rate	2013	2012

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(in millions)
A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
Effect on total of service and interest cost components	$0.3	$(0.2)
Effect on the postretirement benefit obligation	$4.7	$(4.2)
     Cooper’s overall pension investment strategy is to maximize the total rate of return (income and appreciation) after inflation, within the limits of prudent risk taking and the Prudent Man Rule of ERISA. The investments of the various pension plans shall be adequately diversified across asset classes to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Pension assets will be structured to consider growth objectives, funded status, liability duration and short-term liquidity requirements. Overall, Cooper’s pension plans target an asset allocation mix of approximately 65% in equity portfolios which are invested primarily in index funds expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The remaining assets in the portfolio are primarily invested in corporate and government bond index funds with maturities similar to the duration of the pension liability.
     Cooper’s overall expected long-term rate of return on assets assumption is based upon (i) a long-term expected inflation rate, (ii) long-term expected stock and bond market risk premiums over the expected inflation rate and (iii) a target allocation of equity and fixed income securities that will generate the overall expected long-term rate of return.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value measurements of Cooper’s pension assets at December 31, 2009 are as follows:

	Quoted
	Prices in
	Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Cash and cash equivalents	$15.2	$—	$—	$15.2
Equity securities:
U.S. large-cap (a)	—	123.2	—	123.2
U.S. mid-cap (b)	—	50.7	—	50.7
U.S. small-cap	—	27.9	—	27.9
International (C)	—	91.1	—	91.1
Fixed income securities:
U.S. corporate(d)	—	111.2	—	111.2
U.S. Treasuries	—	22.4	—	22.4
U.K. Gilts	—	33.6	—	33.6
Asset backed securities	—	12.9	—	12.9
International corporate bonds	—	9.2	—	9.2
Other types of investments:
Enhanced equity index (e)	—	—	47.4	47.4
Enhanced bond index (f)	—	—	22.0	22.0
Real estate (g)	—	—	3.9	3.9

Total	$15.2	$482.2	$73.3	$570.7

(a)	Includes low-cost equity index fund not actively managed that tracks the S&P 500 Index.

(b)	Includes low-cost equity index fund not actively managed that tracks the S&P Mid Cap 400 Index.

(c)	Includes funds that track the MSCI EAFE and FTSE All-Share Index.

(d)	Includes index funds comprised of high quality corporate bonds of intermediate and long term durations.

(e)	Includes a strategy which employs equity derivatives and diversified short-duration fixed income securities.

(f)	Includes a strategy which employs equity and equity derivatives along with underlying U.S. Treasuries.

(g)	Includes investments in a diverse portfolio of UK commercial properties.

	Fair Value Measurements
	Using Significant Unobservable Inputs (Level 3)
	Enhanced	Enhanced
	Equity Index	Bond Index	Real Estate	Total
	(in millions)
Balance at December 31, 2008	$46.0	$47.8	$3.2	$97.0
Actual return on plan assets	20.6	(22.0)	0.6	(0.8)
Purchases, sales and settlements	—	—	—	—
Transfers in and/or out of Level 3	(19.2)	(3.8)	0.1	(22.9)

Balance at December 31, 2009	$47.4	$22.0	$3.9	$73.3

     Estimated future benefit payments by Cooper’s defined benefit pension plans for the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $53.5 million in 2010, $52.1 million in 2011, $53.5 million in 2012, $53.2 million in 2013, $54.3 million in 2014 and $265.7 million for 2015 through 2019.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     During 2010, Cooper expects to pay in cash approximately $7.7 million for payment of unfunded pension plan benefits and make approximately $2.7 million in employer contributions to certain international funded defined benefit pension plans. Cooper does not expect to have any minimum regulatory funding requirement for its domestic funded defined benefit pension plans in 2010. Other postretirement benefit plans are not subject to any minimum regulatory funding requirements. Cooper funds these benefit payments as incurred. Cooper participates in two multiple-employer benefit plans. Obligations under these plans are insignificant.
     All full-time domestic employees, except for certain bargaining unit employees, are eligible to participate in the Cooper Retirement Savings and Stock Ownership Plan (“CO-SAV”). Cooper makes a cash contribution to the CO-SAV plan of 3% of annual compensation for eligible employees. Cooper also matches employee contributions to the CO-SAV plan with Cooper common stock on a dollar-for-dollar match up to 6% of employee compensation. Effective June 1, 2009, the common stock match was reduced to 50% of each dollar of employee contributions up to 6% of employee compensation.
     Cooper recognized defined contribution expense from cash contributions to the CO-SAV plan of $16.9 million, $16.4 million and $16.7 million in 2009, 2008 and 2007, respectively. Compensation expense from the common stock matches for the CO-SAV plan was $20.2 million, $29.8 million and $27.6 million in 2009, 2008 and 2007, respectively.
     During 2009, 2008 and 2007, expense with respect to other defined contribution plans (primarily related to various groups of hourly employees) totaled $10.0 million, $10.6 million and $13.1 million, respectively.
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Financial information by industry segment was as follows:

	Revenues			Operating Earnings			Total Assets
	Year Ended December 31,			Year Ended December 31,			December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(in millions)
Electrical Products	$4,511.9	$5,755.7	$5,108.4	$638.2	$930.3	$848.2	$4,392.8	$4,626.8	$4,492.6
Tools	557.7	765.6	794.7	18.5	81.1	94.0	581.1	619.0	689.5

Total management reporting	$5,069.6	$6,521.3	$5,903.1	656.7	1,011.4	942.2	4,973.9	5,245.8	5,182.1

Restructuring and asset impairment charges				(29.9)	(52.4)	—
General Corporate expense				(82.7)	(81.4)	(98.1)
Income from Belden agreement				—	—	33.1

Operating earnings				544.1	877.6	877.2
Interest expense, net				(61.4)	(70.4)	(51.0)

Consolidated income from continuing operations before income taxes				$482.7	$807.2	$826.2

Corporate assets							1,010.5	919.1	951.4

Consolidated assets							$5,984.4	$6,164.9	$6,133.5

	Electrical			Consolidated
	Products	Tools	Corporate	Total
		(in millions)
2009
Depreciation and amortization	$124.7	$18.7	$2.2	$145.6
Capital expenditures	99.3	8.7	18.7	126.7

2008
Depreciation and amortization	$121.0	$20.0	$2.1	$143.1
Capital expenditures	108.0	10.6	18.4	137.0

2007
Depreciation and amortization	$97.4	$20.2	$0.6	$118.2
Capital expenditures	78.1	10.0	27.4	115.5
Investment in unconsolidated affiliates	19.5	—	—	19.5

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Geographic Information
     Revenues and long-lived assets by country are summarized below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Revenues are generally denominated in the currency of the location of the assets producing the revenues.

	Revenues			Long-Lived Assets
	2009	2008	2007	2009	2008	2007
			(in millions)
United States	$3,456.5	$4,480.6	$4,212.7	$464.1	$472.2	$509.3
International
Germany	239.7	322.8	296.1	41.0	40.6	42.8
United Kingdom	290.2	403.8	368.4	78.5	80.1	48.6
Canada	224.2	284.0	241.2	5.9	5.1	4.3
Mexico	149.1	206.5	187.5	59.6	62.6	82.3
China	181.6	173.4	88.9	65.8	60.5	47.3
Other countries	528.3	650.2	508.3	54.8	48.5	53.6

Total International	1,613.1	2,040.7	1,690.4	305.6	297.4	278.9

	$5,069.6	$6,521.3	$5,903.1	$769.7	$769.6	$788.2

     International revenues by destination, based on the location products were delivered, were as follows by segment:

	International Revenues
	2009	2008	2007
		(in millions)
Electrical Products	$1,666.4	$2,039.5	$1,646.1
Tools	289.9	401.9	377.4

	$1,956.3	$2,441.4	$2,023.5

NOTE 16: DISCONTINUED OPERATIONS RECEIVABLE AND LIABILITY
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2009, a total of 147,740 Abex Claims were filed, of which 124,911 claims have been resolved leaving 22,829 Abex Claims pending at December 31, 2009. During the year ended December 31, 2009, 1,565 claims were filed and 2,424 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,106 before insurance. A total of $167.7 million was spent on defense costs for the period August 28, 1998 through December 31, 2009. Existing insurance coverage currently provides approximately 30% recovery of the total defense and indemnity payments for Abex Claims due to exhaustion of primary layers of coverage and litigation with certain excess insurers, although, in certain periods, insurance recoveries can be higher due to new settlements with insurers.
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
2008
     During the first quarter of 2008, the Bankruptcy Court concluded hearings on Plan A. On September 30, 2008, the Bankruptcy Court issued its ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received the $138 million payment, plus interest of $3 million, in October 2008 from the Federal-Mogul Bankruptcy estate and will continue to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. Cooper continues to have access to Abex insurance policies.
     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity is presented in the following table assuming resolution through participation in the Federal-Mogul 524(g) trust up until September 30, 2008 when the accounting was adjusted to reflect the Plan B Settlement.

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
	2008	2007
	(in millions)	(in millions)
Accrual at beginning of period (under Plan A)	$509.1	$529.6
Indemnity and defense payments	(16.9)	(52.9)
Insurance recoveries	25.4	39.3
Other	(1.6)	(6.9)

Accrual at end of period (under Plan A) *	$516.0	$509.1

*	The $516.0 million liability reflects the estimated liability under Plan A immediately prior to adjusting the accounting on September 30, 2008 to reflect the Plan B Settlement.
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the separate assets and liabilities under the Plan B settlement and the cash activity subsequent to the September 30, 2008 Plan B Settlement date.

	December	December	September
	31, 2009	31, 2008	30, 2008
	(in millions)
Asbestos liability analysis:
Total liability for unpaid, pending and future indemnity and defense costs at end of period	$784.5	$815.1	$823.3

Asbestos receivable analysis
Receivable from Federal-Mogul Bankruptcy estate (received in Oct. 2008)	$—	$—	$141.0
Insurance receivable for previously paid claims and insurance settlements	64.6	74.6	72.7
Insurance-in-place agreements available for pending and future claims	114.7	117.7	119.6

Total estimated asbestos receivable at end of period	$179.3	$192.3	$333.3

	Twelve Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
	(in millions)	(in millions)
Cash Flow:
Indemnity and defense payments	$(29.9)	$(7.9)
Insurance recoveries	54.6	—
Payment from Federal-Mogul Bankruptcy Estate	—	141.0
Other	(0.7)	(0.3)

Net cash flow (excluding related income taxes)	$24.0	$132.8

     During 2009, Cooper recognized an after tax gain from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense, from negotiated insurance settlements consummated in 2009 that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. Timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation.
Asbestos Liability Estimate
     As of December 31, 2009, Cooper estimates that the undiscounted liability for pending and future indemnity and defense costs for the next 45 years will be $784.5 million. This amount includes accruals for unpaid indemnity and defense costs at December 31, 2009 which are not significant. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable.
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
     Abex discontinued using asbestos in the Abex Friction product line in the 1970’s and epidemiological studies that are publicly available indicate the incidence of asbestos-related disease is in decline and should continue to decline steadily. However, these studies, or other assumptions, may vary significantly over time from the current estimates utilized to project the undiscounted liability.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believes are reasonably possible that indicate a broader range of potential estimates from $505 to $877 million (undiscounted).
Asbestos Receivable Estimate
     As of December 31, 2009, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $680 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of December 31, 2009, Cooper’s receivable for recoveries of costs from insurers amounted to $179.3 million, of which $64.6 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers may defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $179.3 million receivable from insurance companies at December 31, 2009 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Assets and liabilities measured at fair value as of December 31, 2009 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs	Valuation
(in millions)	(Level 2)	(Level 2)	Technique

Short-term currency forward exchange contracts	$13.6	$(12.7)	(a	)
Long-term currency forward exchange contracts	55.8	(22.5)	(a	)
Short-term commodity swaps	3.3	(0.7)	(a	)
Long-term cross-currency swaps	—	(54.4)	(a	)

     Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing approximately $35.7 million of assets and $24.1 million of liabilities at December 31, 2009 are not designated as hedging instruments.
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in 2009.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material during 2009, 2008 or 2007. For commodity swaps, Cooper recognized, in cost of sales, a net loss of $18.8 million in 2009 and a net gain of $1.9 million and $2.5 million in 2008 and 2007, respectively. At December 31, 2009, Cooper estimates that approximately $1.2 million of net losses on derivative instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2009, 2008 and 2007 was not material.
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at December 31, 2009 and 2008.

	December 31,
	2009	2008
	(in millions)
U.S. Dollar	$533.1	$502.4
Euro	353.4	214.6
British Pound Sterling	294.0	151.3
Mexican Peso	6.5	40.9
Other	27.3	43.8

	$1,214.3	$953.0

     The contractual amounts of Cooper’s commodity swap contracts at December 31, 2009 and 2008 were approximately $15 million and $68 million, respectively.
Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $107.4 million and $107.9 million at December 31, 2009 and 2008, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 5.2% of accounts receivable at December 31, 2009 (5.5% at December 31, 2008).
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, investments, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, investments, trade receivables, and trade payables are considered to be representative of their respective fair values. Cooper had a book value of approximately $934.4 million and $1.23 billion for debt instruments at December 31, 2009 and 2008, respectively. The fair value of these debt instruments, as represented primarily by quoted market prices, was approximately $1.01 billion and $1.25 billion at December 31, 2009 and 2008, respectively.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 18: NET INCOME PER COMMON SHARE

	Basic			Diluted
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
		($ in millions, shares in thousands)
Income from continuing operations	$413.6	$615.6	$692.3	$413.6	$615.6	$692.3
Income from discontinued operations	25.5	16.6	—	25.5	16.6	—

Net income applicable to common stock	$439.1	$632.2	$692.3	$439.1	$632.2	$692.3

Weighted average common shares outstanding	167,228	173,655	182,290	167,228	173,655	182,290

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards				1,242	1,940	3,238

Weighted average common shares and common share equivalents				168,470	175,595	185,528

     Options and employee awards are not considered in the calculations if the effect would be antidilutive. Out of the money options and employee awards of 6.6 million shares were excluded in 2009 and 3.9 million shares were excluded in 2008. Antidilutive options and employee awards were insignificant in 2007.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 19: UNAUDITED QUARTERLY OPERATING RESULTS

	2009 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,256.8	$1,269.8	$1,286.4	$1,256.6
Cost of sales	884.8	885.0	876.5	837.5
Selling and administrative expenses	256.9	249.4	251.1	254.4
Restructuring and asset impairment charges	8.8	10.4	6.5	4.2

Operating earnings	106.3	125.0	152.3	160.5
Interest expense, net	15.2	16.3	15.9	14.0

Income from continuing operations before income taxes	91.1	108.7	136.4	146.5
Income taxes	9.9	19.4	22.1	17.7

Income from continuing operations	81.2	89.3	114.3	128.8
Income related to discontinued operations	18.9	—	6.6	—

Net income	$100.1	$89.3	$120.9	$128.8

Income per Common share
Basic:
Income from continuing operations	$.49	$.53	$.68	$.77
Income from discontinued operations	.11	—	.04	—

Net income	$.60	$.53	$.72	$.77

Diluted:
Income from continuing operations	$.48	$.53	$.68	$.76
Income from discontinued operations	.11	—	.04	—

Net income	$.59	$.53	$.72	$.76

	2008 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,546.1	$1,724.3	$1,727.7	$1,523.2
Cost of sales	1,022.2	1,155.9	1,170.0	1,048.6
Selling and administrative expenses	301.5	314.4	307.8	270.9
Restructuring and asset impairment charges	—	7.6	—	44.8

Operating earnings	222.4	246.4	249.9	158.9
Interest expense, net	14.9	18.3	17.3	19.9

Income from continuing operations before income taxes	207.5	228.1	232.6	139.0
Income taxes	54.1	66.2	43.4	27.9

Income from continuing operations	153.4	161.9	189.2	111.1
Income related to discontinued operations	—	—	16.6	—

Net income	$153.4	$161.9	$205.8	$111.1

Income per Common share
Basic:
Income from continuing operations	$.87	$.93	$1.09	$.66
Income from discontinued operations	—	—	.10	—

Net income	$.87	$.93	$1.19	$.66

Diluted:
Income from continuing operations	$.86	$.92	$1.08	$.65
Income from discontinued operations	—	—	.09	—

Net income	$.86	$.92	$1.17	$.65

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 20: CONSOLIDATING FINANCIAL INFORMATION
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
Consolidating Income Statements
Year Ended December 31, 2009
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries,	US,		Other	Consolidating
	plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$—	$2,971.3	$2,537.4	$(439.1)	$5,069.6
Cost of sales	—	—	(2.3)	(2.2)	2,140.6	1,786.8	(439.1)	3,483.8
Selling and administrative expenses	—	—	12.9	71.4	474.8	467.8	(15.1)	1,011.8
Restructuring and asset impairment charges	—	—	—	1.5	8.6	19.8	—	29.9
Interest expense, net	—	—	13.3	47.3	0.3	0.5	—	61.4
Equity in earnings of subsidiaries, net of tax	83.5	555.4	(3.3)	216.8	49.9	200.7	(1,103.0)	—
Intercompany income (expense)	(0.1)	(27.6)	6.2	7.2	(134.4)	252.4	(103.7)	—

Income (loss) from continuing operations before income taxes	83.4	527.8	(21.0)	106.0	262.5	715.6	(1,191.6)	482.7
Income tax expense (benefit)	—	—	(7.0)	(94.7)	85.8	85.0	—	69.1

Income (loss) from continuing operations	83.4	527.8	(14.0)	200.7	176.7	630.6	(1,191.6)	413.6
Income from discontinued operations, net of tax	—	—	25.5	—	—	—	—	25.5

Net income	$83.4	$527.8	$11.5	$200.7	$176.7	$630.6	$(1,191.6)	$439.1

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Income Statements
Year Ended December 31, 2008
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

Consolidating Income Statements
Year Ended December 31, 2007
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Balance Sheets
December 31, 2009
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries	US,		Other	Consolidating
	plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$146.0	$—	$—	$27.9	$0.3	$207.4	$—	$381.6
Receivables, less allowances	—	—	0.1	0.1	370.6	426.9	—	797.7
Inventories	—	—	—	—	236.2	247.7	—	483.9
Current discontinued operations receivable	—	—	12.7	—	—	—	—	12.7
Deferred income taxes and other current assets	0.6	—	22.1	70.0	38.2	94.8	—	225.7

Total current assets	146.6	—	34.9	98.0	645.3	976.8	—	1,901.6

Property, plant and equipment, less accumulated depreciation	—	—	—	57.4	334.2	340.1	—	731.7
Goodwill	—	—	—	—	1,288.7	1,354.5	—	2,643.2
Investment in subsidiaries	2,663.2	3,092.0	569.5	4,789.6	991.4	2,589.9	(14,695.6)	—
Investment in parent	—	—	—	3,418.5	—	312.7	(3,731.2)	—
Intercompany accounts receivable	37.1	—	—	—	1,883.3	1,487.4	(3,407.8)	—
Intercompany notes receivable	—	3,340.0	29.6	754.9	8.9	4,364.0	(8,497.4)	—
Long-term discontinued operations receivable	—	—	166.6	—	—	—	—	166.6
Deferred income taxes and other noncurrent assets	—	—	238.6	(18.3)	(76.8)	397.8	—	541.3

Total assets	$2,846.9	$6,432.0	$1,039.2	$9,100.1	$5,075.0	$11,823.2	$(30,332.0)	$5,984.4

Short-term debt	$—	$—	$—	$—	$—	$9.4	$—	$9.4
Accounts payable	41.9	2.3	0.1	16.8	131.2	192.1	—	384.4
Accrued liabilities	0.9	1.0	36.1	65.7	208.3	203.2	—	515.2
Current discontinued operations liability	—	—	43.4	—	—	—	—	43.4
Current maturities of long-term debt	—	—	2.3	—	—	—	—	2.3

Total current liabilities	42.8	3.3	81.9	82.5	339.5	404.7	—	954.7

Long-term debt	—	—	—	922.7	—	—	—	922.7
Intercompany accounts payable	—	26.9	214.2	3,166.7	—	—	(3,407.8)	—
Intercompany notes payable	154.7	1,520.9	—	1,274.7	1,773.7	3,773.4	(8,497.4)	—
Long-term discontinued operations liability	—	—	741.1	—	—	—	—	741.1
Other long-term liabilities	—	—	43.4	122.1	69.7	167.4	—	402.6

Total liabilities	197.5	1,551.1	1,080.6	5,568.7	2,182.9	4,345.5	(11,905.2)	3,021.1

Common stock	1.7	—	—	—	—	—	—	1.7
Subsidiary preferred stock	—	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	3.1	—	—	7.6	301.4	(312.1)	—
Capital in excess of par value	2,626.2	3,276.1	—	756.6	1,559.2	2,215.0	(10,433.1)	—
Retained earnings	41.5	1,751.0	88.5	3,040.6	1,380.5	4,926.4	(7,974.4)	3,254.1
Treasury stock	(12.5)	—	—	—	—	—	—	(12.5)
Accumulated other non- owner changes in equity	(7.5)	(149.3)	(129.9)	(265.8)	(55.2)	(290.6)	618.3	(280.0)

Total shareholders’ equity	2,649.4	4,880.9	(41.4)	3,531.4	2,892.1	7,477.7	(18,426.8)	2,963.3

Total liabilities and shareholders’ equity	$2,846.9	$6,432.0	$1,039.2	$9,100.1	$5,075.0	$11,823.2	$(30,332.0)	$5,984.4

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Balance Sheets
December 31, 2008
(in millions)

	Cooper	Cooper	Cooper
	Industries,	Industries,	US,		Other	Consolidating
	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$—	$—	$81.6	$1.3	$175.9	$—	$258.8
Investments	—	—	21.9	—	—	—	21.9
Receivables, less allowances	—	—	0.5	521.8	489.1	—	1,011.4
Inventories	—	—	—	336.2	305.6	—	641.8
Current discontinued operations receivable	—	17.5	—	—	—	—	17.5
Deferred income taxes and other current assets	10.8	24.8	79.6	33.1	98.2	—	246.5

Total current assets	10.8	42.3	183.6	892.4	1,068.8	—	2,197.9

Property, plant and equipment, less accumulated depreciation	—	—	61.2	324.3	342.7	—	728.2
Goodwill	—	—	—	1,266.4	1,300.9	—	2,567.3
Investment in subsidiaries	2,541.5	587.4	4,438.5	1,116.9	2,734.1	(11,418.4)	—
Investment in parent	—	—	3,532.7	—	312.7	(3,845.4)	—
Intercompany accounts receivable	—	903.8	—	1,546.2	1,564.2	(4,014.2)	—
Intercompany notes receivable	3,345.0	24.0	1,361.7	0.2	4,028.5	(8,759.4)	—
Long-term discontinued operations receivable	—	174.8	—	—	—	—	174.8
Deferred income taxes and other noncurrent assets	—	248.2	(9.0)	(116.5)	374.0	—	496.7

Total assets	$5,897.3	$1,980.5	$9,568.7	$5,029.9	$11,725.9	$(28,037.4)	$6,164.9

Short-term debt	$—	$—	$—	$—	$25.6	$—	$25.6
Accounts payable	42.5	3.1	18.9	207.8	220.2	—	492.5
Accrued liabilities	6.5	33.0	106.7	255.3	217.2	—	618.7
Current discontinued operations liability	—	50.4	—	—	—	—	50.4
Current maturities of long-term debt	—	275.0	—	—	—	—	275.0

Total current liabilities	49.0	361.5	125.6	463.1	463.0	—	1,462.2

Long-term debt	—	2.2	922.1	8.0	0.2	—	932.5
Intercompany accounts payable	10.6	—	4,003.6	—	—	(4,014.2)	—
Intercompany notes payable	1,155.7	851.6	1,217.1	1,742.0	3,793.0	(8,759.4)	—
Long-term discontinued operations liability	—	764.7	—	—	—	—	764.7
Other long-term liabilities	—	49.8	62.0	70.0	216.3	—	398.1

Total liabilities	1,215.3	2,029.8	6,330.4	2,283.1	4,472.5	(12,773.6)	3,557.5

Class A common stock	2.0	—	—	—	—	(0.3)	1.7
Class B common stock	1.1	—	—	—	—	(1.1)	—
Subsidiary preferred stock	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	—	—	—	348.6	(348.6)	—
Capital in excess of par value	3,365.0	—	753.9	1,455.0	2,561.0	(8,134.9)	—
Retained earnings	1,511.3	94.4	2,778.8	1,342.3	4,381.8	(7,173.2)	2,935.4
Accumulated other non- owner changes in equity	(197.4)	(143.7)	(294.4)	(50.5)	(363.5)	719.8	(329.7)

Total shareholders’ equity	4,682.0	(49.3)	3,238.3	2,746.8	7,253.4	(15,263.8)	2,607.4

Total liabilities and shareholders’ equity	$5,897.3	$1,980.5	$9,568.7	$5,029.9	$11,725.9	$(28,037.4)	$6,164.9

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2009
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries,	US,		Other	Consolidating
	Plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$0.4	$(19.6)	$3.0	$(11.3)	$405.9	$373.5	$—	$751.9

Cash flows from investing activities:
Proceeds from short-term investments	—	—	—	22.9	—	—	—	22.9
Capital expenditures	—	—	—	(18.4)	(62.0)	(46.3)	—	(126.7)
Cash paid for acquired businesses	—	—	—	(10.7)	(42.3)	(8.4)	—	(61.4)
Investments in affiliates	—	(0.1)	(0.2)	(46.8)	—	—	47.1	—
Loans to affiliates	—	—	(5.5)	(620.7)	(8.7)	(2,072.3)	2,707.2	—
Repayments of loans from affiliates	—	5.0	—	467.7	—	1,720.5	(2,193.2)	—
Dividends from affiliates	—	—	11.4	107.9	42.5	8.0	(169.8)	—
Proceeds from sales of property, plant and equipment	—	—	—	—	—	7.4	—	7.4

Net cash provided by (used in) investing activities	—	4.9	5.7	(98.1)	(70.5)	(391.1)	391.3	(157.8)

Cash flows from financing activities:
Debt issuance costs	—	—	—	(1.8)	—	—	—	(1.8)
Repayments of debt	—	—	(275.0)	—	(8.0)	(16.6)	—	(299.6)
Borrowings from affiliates	154.7	2,362.9	—	112.1	31.5	46.0	(2,707.2)	—
Repayments of loans to affiliates	—	(2,070.6)	—	(46.6)	—	(76.0)	2,193.2	—
Other intercompany financing activities	(12.5)	19.2	266.3	(10.7)	(359.9)	97.6	—	—
Dividends	—	(167.4)	—	—	—	—	—	(167.4)
Dividends paid to affiliates	—	(107.6)	—	—	—	(62.2)	169.8	—
Purchases of common shares	—	(26.0)	—	—	—	—	—	(26.0)
Purchases of treasury shares	(12.5)	—	—	—	—	—	—	(12.5)
Excess tax benefits from stock options and awards	—	—	—	2.7	—	—	—	2.7
Issuance of stock	—	—	—	—	—	47.1	(47.1)	—
Proceeds from exercise of stock options and other	15.9	4.2	—	—	—	—	—	20.1

Net cash provided by (used in) financing activities	145.6	14.7	(8.7)	55.7	(336.4)	35.9	(391.3)	(484.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	13.2	—	13.2

Increase (decrease) in cash and cash equivalents	146.0	—	—	(53.7)	(1.0)	31.5	—	122.8
Cash and cash equivalents, beginning of period	—	—	—	81.6	1.3	175.9	—	258.8

Cash and cash equivalents, end of period	$146.0	$—	$—	$27.9	$0.3	$207.4	$—	$381.6

COOPER INDUSTRIES PLC
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2007
(in millions)

	Cooper	Cooper	Cooper
	Industries,	Industries,	US,		Other	Consolidating
	Ltd.	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(33.5)	$(80.8)	$(192.8)	$329.1	$773.3	$—	$795.3

Cash flows from investing activities:
Short-term investments	—	—	(93.7)	—	—	—	(93.7)
Cash restricted for business acquisition	—	—	—	—	(290.1)	—	(290.1)
Capital expenditures	—	—	(27.1)	(52.5)	(35.9)	—	(115.5)
Cash paid for acquired businesses	—	—	—	(75.0)	(261.1)	—	(336.1)
Investments in affiliates	—	—	(356.0)	(16.1)	—	372.1	—
Loans to affiliates	(222.4)	—	(417.4)	—	(1,070.6)	1,710.4	—
Repayments of loans from affiliates	151.9	—	—	0.5	1,045.3	(1,197.7)	—
Dividends from affiliates	—	—	105.8	47.1	6.7	(159.6)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	—	1.8	—	1.8

Net cash provided by (used in) investing activities	(70.5)	—	(788.4)	(96.0)	(603.9)	725.2	(833.6)

Cash flows from financing activities:
Proceeds from issuances of debt	—	—	528.7	—	18.6	—	547.3
Debt issuance costs	—	—	(2.7)	—	—	—	(2.7)
Proceeds from debt derivatives	—	—	10.0	—	—	—	10.0
Repayments of debt	—	(300.0)	—	—	(3.3)	—	(303.3)
Borrowings from affiliates	899.7	361.8	448.9	—	—	(1,710.4)	—
Repayments of loans to affiliates	(710.3)	—	(485.7)	—	(1.7)	1,197.7	—
Other intercompany financing activities	229.7	19.0	294.7	(231.4)	(201.8)	(110.2)	—
Dividends	(154.3)	—	—	—	—	—	(154.3)
Dividends paid to affiliates	(114.7)	—	—	—	(44.9)	159.6	—
Purchases of common shares	(255.3)	—	(88.6)	—	—	—	(343.9)
Issuance of stock	—	—	—	—	62.9	(62.9)	—
Excess tax benefits from stock options and awards	—	—	25.8	—	—	—	25.8
Proceeds from exercise of stock options and other	199.0	—	68.3	—	—	(199.0)	68.3

Net cash provided by (used in) financing activities	93.8	80.8	799.4	(231.4)	(170.2)	(725.2)	(152.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	0.4	—	0.4

Increase (decrease) in cash and cash equivalents	(10.2)	—	(181.8)	1.7	(0.4)	—	(190.7)
Cash and cash equivalents, beginning of period	11.5	—	204.9	(2.8)	209.9	—	423.5

Cash and cash equivalents, end of period	$1.3	$—	$23.1	$(1.1)	$209.5	$—	$232.8