Form 10-Q
period 2010-03-31
Cooper Industries plc
filed 2010-04-30
CIK 1141982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 1-31330
Cooper Industries plc

(Exact name of registrant as specified in its charter)

Ireland	98-0632292

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5 Fitzwilliam Square	Dublin 2, Ireland

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Number of registrant’s common shares outstanding as of March 31, 2010 was 167,526,217.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Signatures
Exhibit Index
EX-10.1
EX-10.2
EX-10.3
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES PLC
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(in millions, except per share data)
Revenues	$1,228.6	$1,256.8
Cost of sales	821.1	884.8
Selling and administrative expenses	244.8	256.9
Restructuring charges	3.5	8.8

Operating earnings	159.2	106.3
Interest expense, net	12.4	15.2

Income from continuing operations before income taxes	146.8	91.1
Income taxes expense	28.2	9.9

Income from continuing operations	118.6	81.2
Income related to discontinued operations, net of income taxes	—	18.9

Net income	$118.6	$100.1

Income per common share:
Basic:
Income from continuing operations	$.71	$.49
Income from discontinued operations	—	.11

Net income	$.71	$.60

Diluted:
Income from continuing operations	$.70	$.48
Income from discontinued operations	—	.11

Net income	$.70	$.59

Cash dividends declared per common share	$.27	$.25

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	(Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$389.4	$381.6
Receivables, less allowances	829.8	797.7
Inventories	502.9	483.9
Current discontinued operations receivable	12.7	12.7
Other current assets	238.3	225.7

Total current assets	1,973.1	1,901.6

Property, plant and equipment, less accumulated depreciation	691.9	731.7
Goodwill	2,604.7	2,643.2
Other intangible assets, less accumulated amortization	301.4	307.5
Long-term discontinued operations receivable	166.6	166.6
Other noncurrent assets	260.6	233.8

Total assets	$5,998.3	$5,984.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$9.4	$9.4
Accounts payable	432.6	384.4
Accrued liabilities	470.0	515.2
Current discontinued operations liability	42.7	43.4
Current maturities of long-term debt	2.3	2.3

Total current liabilities	957.0	954.7

Long-term debt	922.8	922.7
Long-term discontinued operations liability	735.4	741.1
Other long-term liabilities	382.8	402.6

Total liabilities	2,998.0	3,021.1

Common stock, $.01 par value	1.7	1.7
Retained earnings	3,351.8	3,254.1
Treasury stock	(39.6)	(12.5)
Accumulated other nonowner changes in equity	(313.6)	(280.0)

Total shareholders’ equity	3,000.3	2,963.3

Total liabilities and shareholders’ equity	$5,998.3	$5,984.4

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$118.6	$100.1
Adjust: Income related to discontinued operations	—	(18.9)

Income from continuing operations	118.6	81.2

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	36.6	35.2
Deferred income taxes	10.2	(6.0)
Excess tax benefits from stock options and awards	(2.6)	2.2
Restructuring charges	3.5	8.8
Changes in assets and liabilities: (1)
Receivables	(42.6)	99.4
Inventories	(22.7)	25.1
Accounts payable and accrued liabilities	(6.2)	(139.0)
Discontinued operations assets and liabilities, net	(6.4)	36.5
Other assets and liabilities, net	(4.8)	21.8

Net cash provided by operating activities	83.6	165.2

Cash flows from investing activities:
Proceeds from short-term investments	—	6.3
Capital expenditures	(14.7)	(28.7)
Cash paid for acquired businesses	(6.2)	(16.6)
Proceeds from sales of property, plant and equipment and other	0.9	0.8

Net cash used in investing activities	(20.0)	(38.2)

Cash flows from financing activities:
Repayments of debt	—	(13.9)
Dividends	(41.9)	(42.1)
Purchases of common shares	—	(25.9)
Purchases of treasury shares	(27.1)	—
Excess tax benefits from stock options and awards	2.6	(2.2)
Proceeds from exercise of stock options and other	13.7	2.4

Net cash used in financing activities	(52.7)	(81.7)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(0.2)

Increase in cash and cash equivalents	7.8	45.1
Cash and cash equivalents, beginning of period	381.6	258.8

Cash and cash equivalents, end of period	$389.4	$303.9

(1)	Net of the effects of acquisitions and translation.
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
     In June 2009, our Board of Directors approved moving Cooper’s place of incorporation from Bermuda to Ireland. This move is part of a reorganization that created a newly formed Irish company, Cooper Industries plc. We completed the first step in this reorganization by establishing our tax residency in Ireland in December 2008. At a Special Shareholders’ Meeting on August 31, 2009, shareholders voted in favor of completing the reorganization pursuant to which all Cooper Industries, Ltd. Class A common shares held by public shareholders would be cancelled and all holders of such shares would receive ordinary shares of Cooper Industries plc on a one-for-one basis. The reorganization transaction was completed on September 8, 2009, following approval from the Supreme Court of Bermuda, at which time Cooper Industries plc replaced Cooper Industries, Ltd. as the ultimate parent company. Shares of the Irish company, Cooper Industries plc, began trading on the New York Stock Exchange on September 9, 2009 under the symbol CBE, the same symbol under which Cooper Industries, Ltd. shares were previously traded. This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Cooper Industries, Ltd. for periods prior to this transaction are considered to be the historical financial statements of Cooper Industries plc. No changes in assets or liabilities resulted from this transaction, other than Cooper Industries plc has provided a guarantee of amounts due under certain borrowing arrangements.
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2009 included in Part IV of Cooper’s 2009 Annual Report on Form 10-K.
     Reclassification – Other intangible assets in the December 31, 2009 Consolidated Balance Sheet have been reclassified to conform to the 2010 presentation.
Note 2. Pending Contribution of Tools Business Assets and Liabilities to Joint Venture
     On March 26, 2010, Cooper announced entering into a Framework Agreement with Danaher Corporation to create a joint venture combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). Cooper and Danaher will each own a 50 percent interest in the Joint Venture. Cooper and Danaher will each have a 50% voting interest in the Joint Venture and an equal number of representatives on its Board of Directors. Closing of the transaction is subject to the Joint Venture obtaining a credit facility and term debt financing in an amount not less than $190 million, obtaining regulatory approvals and other closing conditions. Cooper currently anticipates that the Joint Venture will be completed in the second quarter of 2010. Upon completion of the Joint Venture, Cooper will deconsolidate the Tools assets and liabilities to be contributed to the Joint Venture, including related amounts of accumulated other nonowner changes in equity (primarily related to cumulative translation adjustments) and recognize Cooper’s 50% ownership interest in the Joint Venture at fair value as an equity investment. It is anticipated that Cooper will recognize a net after-tax loss on the transaction currently estimated at approximately $100 million, which will include an after-tax gain from the contribution of the Tools net assets to the Joint Venture, an after-tax non-cash loss of approximately $100 million from recognition of the Tools related accumulated other nonowner changes in equity, and the recognition of incremental deferred income taxes on the difference between the fair value of the equity investment and Cooper’s income tax basis in the Tools assets and liabilities. The actual net after tax loss will be determined at the completion of the Joint Venture and may be significantly different than the $100 million currently estimated due to changes in the underlying net assets of the Tools business, the related tax basis, the related accumulated other nonowner changes in equity, or the fair value of the equity investment.
Note 3. Inventories

	March 31,	December 31,
	2010	2009
	(in millions)
Raw materials	$182.7	$186.2
Work-in-process	154.9	150.3
Finished goods	323.9	308.4
Perishable tooling and supplies	12.5	12.9

	674.0	657.8
Allowance for excess and obsolete inventory	(79.7)	(83.7)
Excess of FIFO costs over LIFO costs	(91.4)	(90.2)

Net inventories	$502.9	$483.9

Note 4. Goodwill
     Cooper has goodwill of $2.60 billion and $2.64 billion at March 31, 2010 and December 31, 2009, respectively. Goodwill is subject to an annual impairment test and Cooper has designated January 1 as the date of this test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value; an interim impairment test would be performed between annual tests. Cooper has identified eight reporting units for which goodwill is tested for impairment. The results of step one of the goodwill impairment tests as of January 1, 2010 did not require the completion of step two of the test for any reporting unit. As a result of the announcement of the anticipated Tools joint venture as discussed above, Cooper completed an interim impairment test for the Tools reporting unit goodwill as of the end of March 2010. The results of step one of the goodwill impairment test for the Tools reporting unit as of March 31, 2010 did not require the completion of step two of the test.
Note 5. Contingencies
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
     In connection with laws and regulations pertaining to the protection of the environment, Cooper and its subsidiaries are party to several environmental proceedings and remediation investigations and cleanups and, along with other companies, have been named a potentially responsible party (PRP) for certain sites at which hazardous substances have been released into the environment (“Superfund sites”).
     Each of these matters is subject to various uncertainties and it is possible that some of these matters will be decided unfavorably against Cooper. The resolution of these matters often spans several years and frequently involves regulatory oversight or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site and regulatory developments. Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty.
     Environmental remediation costs are accrued based on Cooper’s current estimates of the most likely amount of losses that it believes will be incurred on known environmental remediation exposures and such accruals are adjusted as information develops or circumstances change. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. At March 31, 2010, Cooper had an accrual of $26.7 million with respect to potential environmental liabilities, including $12.0 million classified as a long-term liability. Cooper has not utilized any form of discounting in establishing its environmental liability accruals.
     In the first quarter of 2010, Cooper received two notices of potential liability under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) from the United States Environmental Protection Agency with respect to the release or threatened release of hazardous substances, pollutants, and contaminants into the 17-mile stretch of the river known as the Lower Passaic River Study Area, which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The EPA sent notices to over 125 companies. The notices to Cooper identified three former sites in the Newark area owned by the former Thomas A. Edison, Inc. and McGraw-Edison Company. The notice alleges that as the successor to Thomas A. Edison, Inc. and the McGraw-Edison Company, the former owners and operators of the facilities, Cooper may be potentially liable for response costs and clean up of the site. The notices do not state an amount of potential liability and Cooper is investigating the claims. At the time of this filing, it is too early to determine the amount of Cooper’s liability, if any, related to this matter.
Note 6. Debt
     At March 31, 2010, Cooper has $9.4 million of short-term debt. At March 31, 2010 Cooper had no commercial paper borrowings outstanding. At March 31, 2010, Cooper has available a $350 million U.S. committed credit facility that matures in August 2012.
Note 7. Shareholders’ Equity
     At March 31, 2010, Cooper Industries plc had 167,526,217 common shares, $.01 par value issued and outstanding compared to 167,316,595 common shares, $.01 par value at December 31, 2009. During the first quarter of 2010, Cooper issued 841,322 common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first quarter of 2010, Cooper Industries plc purchased 631,700 shares of treasury stock at an average price of $42.92 per share.
     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2010, Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans. During the first quarter of 2010, Cooper had repurchased 631,700 shares under these Board of Directors authorizations. Cooper may continue to repurchase shares under these authorizations from time to time during 2010. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments. As of March 31, 2010, 14,340,335 shares remain available to be repurchased under the authorizations by the Board of Directors.
Note 8. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
Net income	$118.6	$100.1
Foreign currency translation losses	(33.2)	(22.9)
Change in fair value of derivatives	(2.6)	0.5
Pension and postretirement benefit plans	2.2	1.9

Net income and other nonowner changes in equity	$85.0	$79.6

Note 9. Segment Information
     During the first quarter of 2010, Cooper revised its segment reporting to align its external reporting with changes to its internal reporting structure and in conjunction with the announcement of the Tools joint venture. The former Electrical Products segment has been divided into two new reportable segments. Following this change, Cooper’s operations consist of three segments: Energy and Safety Solutions, Electrical Products Group and Tools.
     The Energy and Safety Solutions segment includes the business unit results from the Cooper Crouse-Hinds, Cooper Power Systems, and Cooper Safety divisions. This segment manufactures, markets and sells electrical protection products, including fittings, specialty connectors, plugs, receptacles, cable glands, hazardous duty electrical equipment, intrinsically safe explosion proof instrumentation, emergency lighting, fire detection and mass notification systems and security products for use in residential, commercial and industrial construction, maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, energy automation solutions and other related power systems components.
     The Electrical Products Group segment includes the business unit results from the Cooper B-Line, Cooper Bussmann, Cooper Lighting and Cooper Wiring Devices divisions. This segment manufactures, markets and sells electrical and circuit protection products, support systems, enclosures, wiring devices, plugs, receptacles, switches, lighting fixtures and controls, and fuses for use in residential, commercial and industrial construction, maintenance and repair applications.
     The Tools segment manufactures, markets and sells hand tools for industrial, construction, electronics and consumer markets; automated assembly systems for industrial markets and electric and pneumatic industrial power tools, related electronics and software control and monitoring systems for general industry, primarily automotive and aerospace manufacturers.

     Cooper manages cash, debt and income taxes centrally. Accordingly, Cooper evaluates performance of its segments and operating units based on operating earnings exclusive of financing activities and income taxes. The accounting policies of the segments are the same as those for Cooper. Intersegment sales and related receivables for each of the years presented were insignificant.
     All periods have been restated for the changes to the segment reporting structure discussed above. Financial information by industry segment was as follows:

	Revenues		Operating Earnings
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in millions)
Energy and Safety Solutions	$569.9	$606.6	$96.1	$90.2
Electrical Products Group	512.2	523.9	73.5	49.8
Tools	146.5	126.3	12.0	(3.9)

Total segments	$1,228.6	$1,256.8	181.6	136.1

Restructuring charges			3.5	8.8
General Corporate expense			18.9	21.0
Interest expense, net			12.4	15.2

Income from continuing operations before income taxes			$146.8	$91.1

Note 10. Restructuring Charges
     During the fourth quarter of 2008, Cooper committed to employment reductions to appropriately size Cooper’s workforce to current and anticipated market conditions and to downsize a domestic Tools segment manufacturing operation. Cooper recorded a $35.7 million charge in the fourth quarter of 2008 related to these actions, $15.2 million of which related to the Energy and Safety Solutions segment, $10.3 million related to the Electrical Products Group segment and $10.2 million related to the Tools segment. A total of 1,314 hourly and 930 salaried positions were eliminated as a result of the fourth quarter 2008 restructuring actions to reduce Cooper’s workforce.
     During 2009, Cooper committed to additional employment reductions and certain facility closures as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. Cooper recorded charges of $28.7 million in 2009 related to these actions, $8.1 million of which related to the Energy and Safety Solutions segment, $10.4 million related to the Electrical Products Group segment and $8.6 million related to the Tools segment. The remaining $1.6 million was related to reductions in Cooper’s corporate staff. A total of 1,088 hourly and 772 salaried positions were eliminated as a result of the 2009 restructuring actions to reduce Cooper’s workforce. As part of these restructuring actions, Cooper approved the closure of ten factories and warehouses, eight of which were completed by the end of 2009. Cooper recorded non-cash impairment charges of $1.2 million in the second half of 2009 related to these actions. In the first quarter of 2010, Cooper completed one of the two remaining factory closures and recorded $3.5 million of costs associated with the ongoing 2009 restructuring actions. The 2010 restructuring costs include $3.1 million related to the Electrical Products Group segment and $0.4 million related to the Energy and Safety Solutions segment. Cooper expects to incur incremental restructuring charges in the range of approximately $10 to $15 million associated with completion of the planned restructuring activities and additional actions anticipated in 2010, including certain actions for the Tools segment.

     The following table reflects activity related to the restructuring accrual.

			Contract
	Involuntary Employee		Termination
	Termination Benefits		and Other
	Headcount	Dollars	Exit Costs
		($ in millions)
2008 fourth quarter restructuring actions	2,244	$33.7	$2.0
Headcount reductions or costs incurred	(1,358)	(5.7)	(0.3)

Balance at December 31, 2008	886	$28.0	$1.7

2009 restructuring actions	1,860	$24.8	$3.9
Headcount reductions or costs incurred	(2,478)	(47.7)	(4.6)

Balance at December 31, 2009	268	$5.1	$1.0

Restructuring actions	—	$1.9	$1.6
Headcount reductions or costs incurred	(96)	(4.0)	(1.6)

Balance at March 31, 2010	172	$3.0	$1.0

Cumulative restructuring actions – 2008 fourth quarter through March 31, 2010	4,104	$60.4	$7.5
     The workforce reductions, contract termination and other exit costs and the related cash payments will be substantially completed in 2010.
Note 11. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million. As of March 31, 2010, 4,372,585 shares were available for future grants under the Plan. Of the total shares available for future grants, 2,575,177 are available for grants of performance-based shares and restricted stock units. Total compensation expense for all share-based compensation arrangements under the Plan was $7.9 million and $7.3 million for the three months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $3.0 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, Cooper granted 1,554,980 stock option awards, 492,426 performance-based shares and 28,375 restricted stock units.
Note 12. Income Taxes
     The effective tax rate was 19.2% for the three months ended March 31, 2010 and 10.9% for the three months ended March 31, 2009. Cooper reduced income tax expense by $8.4 million during the quarter ended March 31, 2009 for discrete tax items primarily related to foreign taxes. Excluding the discrete tax items, Cooper’s effective tax rate for the quarter ended March 31, 2009 was 20.1%.
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

     In June 2008, the German Tax Authorities issued a proposed audit finding related to a 2004 reorganization that was treated as a non-taxable event. In December 2009, at Cooper’s request, the German taxing authorities finalized and issued a notice of assessment for €62.8 million, inclusive of €5.7 million of interest, related to this matter. In order for Cooper to continue to challenge the German tax authorities finding, Cooper paid the assessment in December 2009 for approximately $90 million and filed a suit to challenge the notice of assessment. Cooper continues to believe that the reorganization was properly reflected on its German income tax returns in accordance with applicable tax laws and regulations in effect during the period involved and will challenge the assessment vigorously. While the outcome of the proceedings with the German Tax Authorities cannot be predicted with certainty, management believes that it is more likely than not that its tax position related to the 2004 reorganization will prevail. As such, Cooper has recognized the €62.8 million tax payment, including interest, in other noncurrent assets in the accompanying balance sheets. The German tax payment will be available as a foreign tax credit in the United States.
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
     Cooper has unrecognized gross tax benefits of $36.7 million at March 31, 2010. Approximately $30.6 million of the unrecognized tax benefits would favorably impact the effective tax rate if recognized. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $2 to $6 million could be recognized during the next 12 months as audits close and statutes expire.
     At March 31, 2010, Cooper has a foreign deferred tax asset of approximately $1.2 billion relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. While this net operating loss carryforward has an indefinite life, a valuation allowance of approximately $1.2 billion was recognized because management believes at this time it is more likely than not that the deferred tax asset will not be realized.
Note 13. Pension and Other Postretirement Benefits

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.9	$0.8	$—	$—
Interest cost	9.9	10.4	1.2	1.2
Expected return on plan assets	(10.8)	(9.7)	—	—
Amortization of prior service cost	(0.7)	(0.6)	(0.5)	(0.5)
Recognized actuarial (gain) loss	5.4	5.6	(0.5)	(0.8)

Net periodic benefit cost (gain)	$4.7	$6.5	$0.2	$(0.1)

Note 14. Net Income Per Common Share

	Basic		Diluted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in millions)
Income from continuing operations	$118.6	$81.2	$118.6	$81.2
Income from discontinued operations	—	18.9	—	18.9

Net income applicable to common stock	$118.6	$100.1	$118.6	$100.1

Weighted average common shares outstanding	167.6	167.3	167.6	167.3

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards			1.9	0.9

Weighted average common shares and common share equivalents			169.5	168.2

     Options and employee awards are not considered in the calculations if the effect would be antidilutive. Out of the money options and employee awards of 3.1 million and 7.8 million shares were excluded in the period ended March 31, 2010 and 2009 respectively.

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

     Assets and liabilities measured at fair value as of March 31, 2010 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs	Valuation
(in millions)	(Level 2)	(Level 2)	Technique

Short-term currency forward exchange contracts	$8.6	$(23.2)	(a	)
Long-term currency forward exchange contracts	71.3	(30.1)	(a	)
Short-term commodity swaps	2.3	—	(a	)
Long-term cross-currency swaps	—	(33.6)	(a	)

     Currency forward exchange contracts representing approximately $44.2 million of assets and $32.5 million of liabilities at March 31, 2010 are not designated as hedging instruments. Except as discussed in the preceding sentence, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments.
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

     Currency forward exchange contracts representing approximately $35.7 million of assets and $24.1 million of liabilities at December 31, 2009 are not designated as hedging instruments. Except as discussed in the preceding sentence, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments.
     There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in the three months ended March 31, 2010.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the three months ended March 31, 2010 and 2009. For commodity swaps, Cooper recognized, in cost of sales, a net gain of $1.5 million in the three months ended March 31, 2010 and a net loss of $8.4 million in the three months ended March 31, 2009. At March 31, 2010, Cooper estimates that approximately $1 million of net gains on derivative instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the three months ended March 31, 2010 and 2009 was not material.

     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(in millions)
U.S. Dollar	$552.1	$533.1
Euro	333.0	353.4
British Pound Sterling	257.5	294.0
Canadian Dollar	39.2	5.7
Other	30.7	28.1

	$1,212.5	$1,214.3

     The contractual amounts of Cooper’s commodity swap contracts at March 31, 2010 and December 31, 2009 were approximately $11 million and $15 million, respectively.
Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $106.4 million and $107.4 million at March 31, 2010 and December 31, 2009, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 4.7% of accounts receivable at March 31, 2010 (5.2% at December 31, 2009).
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. Cooper had a book value of approximately $934.5 million and $934.4 million for debt instruments at March 31, 2010 and December 31, 2009, respectively. The fair value of these debt instruments, as represented primarily by quoted market prices, was approximately $1.03 billion and $1.01 billion at March 31, 2010 and December 31, 2009, respectively.
Note 16. Discontinued Operations Receivable and Liability
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-

Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2010, a total of 148,121 Abex Claims were filed, of which 130,630 claims have been resolved leaving 17,491 Abex Claims pending at March 31, 2010. During the three months ended March 31, 2010, 381 claims were filed and 5,719 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,024 before insurance. A total of $172.1 million was spent on defense costs for the period August 28, 1998 through March 31, 2010. Existing insurance coverage currently provides approximately 30% recovery of the total defense and indemnity payments for Abex Claims due to exhaustion of primary layers of coverage and litigation with certain excess insurers, although, in certain periods, insurance recoveries can be higher due to new settlements with insurers.
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
2008 — 2010
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
     The following table presents the separate assets and liabilities under the Plan B settlement and the cash activity under the Plan B Settlement.

	March 31,	December 31,
	2010	2009
	(in millions)
Asbestos liability analysis (undiscounted):
Total liability for unpaid, pending and future indemnity and defense costs at end of period	$778.1	$784.5

Asbestos receivable analysis (undiscounted):
Insurance receivable for previously paid claims and insurance settlements	$67.0	$64.6
Insurance-in-place agreements available for pending and future claims	112.3	114.7

Total estimated asbestos receivable at end of period	$179.3	$179.3

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
Cash Flow:
Indemnity and defense payments	$(5.7)	$(3.2)
Insurance recoveries	—	39.9
Other	(0.7)	(0.2)

Net cash flow	$(6.4)	$36.5

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
Asbestos Liability Estimate
     As of March 31, 2010, Cooper estimates that the liability for pending and future indemnity and defense costs for the next 45 years will be $778.1 million. The amount included for unpaid indemnity and defense costs is not significant at March 31, 2010. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable.
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
     Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believed were reasonably possible that indicate a broader range of potential estimates from $505 to $877 million (undiscounted).
Asbestos Receivable Estimate
     As of March 31, 2010, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $680 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of March 31, 2010, Cooper’s receivable for recoveries of costs from insurers amounted to $179.3 million, of which $67.0 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers may defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 90% of the $179.3 million receivable from insurance companies at March 31, 2010 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
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

Consolidating Income Statements
Three Months Ended March 31, 2010
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries,	US,		Other	Consolidating
	plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$—	$695.0	$680.1	$(146.5)	$1,228.6
Cost of sales	—	—	—	(0.5)	496.2	471.9	(146.5)	821.1
Selling and administrative expenses	—	—	2.0	46.6	110.8	116.3	(30.9)	244.8
Restructuring charges	—	—	—	—	0.4	3.1	—	3.5
Interest expense, net	—	—	0.1	12.3	—	—	—	12.4
Equity in earnings of subsidiaries, net of tax	47.5	92.8	6.4	70.2	11.0	8.7	(236.6)	—
Intercompany income (expense)	(0.1)	(4.9)	2.6	(20.9)	(34.4)	57.7	—	—

Income (loss) from continuing operations before income taxes	47.4	87.9	6.9	(9.1)	64.2	155.2	(205.7)	146.8
Income tax expense (benefit)	—	—	0.2	(17.8)	20.7	25.1	—	28.2

Income from continuing operations	47.4	87.9	6.7	8.7	43.5	130.1	(205.7)	118.6
Income from discontinued operations, net of tax	—	—	—	—	—	—	—	—

Net income	$47.4	$87.9	$6.7	$8.7	$43.5	$130.1	$(205.7)	$118.6

Consolidating Income Statements
Three Months Ended March 31, 2009
(in millions)

	Cooper	Cooper	Cooper
	Industries,	Industries,	US,		Other	Consolidating
	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$769.4	$604.7	$(117.3)	$1,256.8
Cost of sales	—	(0.6)	0.1	575.1	427.5	(117.3)	884.8
Selling and administrative expenses	2.9	2.4	17.6	123.7	110.3	—	256.9
Restructuring charges	—	—	1.4	3.5	3.9	—	8.8
Interest expense, net	0.1	4.0	11.5	—	(0.4)	—	15.2
Equity in earnings of subsidiaries, net of tax	144.0	(4.3)	48.4	13.4	69.2	(270.7)	—
Intercompany income (expense)	(7.8)	(11.4)	24.1	(35.0)	63.2	(33.1)	—

Income (loss) from continuing operations before income taxes	133.2	(21.5)	41.9	45.5	195.8	(303.8)	91.1
Income tax expense (benefit)	—	(7.5)	(27.3)	14.5	30.2	—	9.9

Income (loss) from continuing operations	133.2	(14.0)	69.2	31.0	165.6	(303.8)	81.2
Income from discontinued operations, net of tax	—	18.9	—	—	—	—	18.9

Net income	$133.2	$4.9	$69.2	$31.0	$165.6	$(303.8)	$100.1

Consolidating Balance Sheets
March 31, 2010
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries,	US,		Other	Consolidating
	plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$7.5	$—	$—	$41.2	$(1.6)	$342.3	$—	$389.4
Receivables, less allowances	—	—	0.1	0.3	391.0	438.4	—	829.8
Inventories	—	—	—	—	252.0	250.9	—	502.9
Current discontinued operations receivable	—	—	12.7	—	—	—	—	12.7
Other current assets	0.4	—	25.9	74.7	33.3	104.0	—	238.3

Total current assets	7.9	—	38.7	116.2	674.7	1,135.6	—	1,973.1

Property, plant and equipment, less accumulated depreciation	—	—	—	52.7	324.4	314.8	—	691.9
Goodwill	—	—	—	—	1,288.6	1,316.1	—	2,604.7
Investment in subsidiaries	2,692.6	3,162.1	573.7	4,857.0	958.6	2,613.2	(14,857.2)	—
Investment in parent	—	—	—	3,418.5	—	312.7	(3,731.2)	—
Intercompany accounts receivable	86.1	46.7	—	—	1,876.3	1,521.9	(3,531.0)	—
Intercompany notes receivable	—	3,339.6	29.5	828.7	5.2	4,310.8	(8,513.8)	—
Long-term discontinued operations receivable	—	—	166.6	—	—	—	—	166.6
Other noncurrent assets	—	—	239.2	(8.4)	(77.6)	408.8	—	562.0

Total assets	$2,786.6	$6,548.4	$1,047.7	$9,264.7	$5,050.2	$11,933.9	$(30,633.2)	$5,998.3

Short-term debt	$—	$—	$—	$—	$—	$9.4	$—	$9.4
Accounts payable	45.2	—	—	21.5	152.5	213.4	—	432.6
Accrued liabilities	0.6	0.3	37.1	61.7	163.1	207.2	—	470.0
Current discontinued operations liability	—	—	42.7	—	—	—	—	42.7
Current maturities of long-term debt	—	—	2.3	—	—	—	—	2.3

Total current liabilities	45.8	0.3	82.1	83.2	315.6	430.0	—	957.0

Long-term debt	—	—	—	922.8	—	—	—	922.8
Intercompany accounts payable	—	—	183.3	3,347.7	—	—	(3,531.0)	—
Intercompany notes payable	81.8	1,602.0	39.2	1,271.7	1,773.8	3,745.3	(8,513.8)	—
Long-term discontinued operations liability	—	—	735.4	—	—	—	—	735.4
Other long-term liabilities	—	—	44.6	101.5	68.4	168.3	—	382.8

Total liabilities	127.6	1,602.3	1,084.6	5,726.9	2,157.8	4,343.6	(12,044.8)	2,998.0

Common stock	1.7	—	—	—	—	—	—	1.7
Subsidiary preferred stock	—	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	3.1	—	—	7.6	304.0	(314.7)	—
Capital in excess of par value	2,678.7	3,278.7	—	759.2	1,517.5	2,215.1	(10,449.2)	—
Retained earnings	43.7	1,846.9	95.3	3,032.0	1,424.0	5,056.5	(8,146.6)	3,351.8
Treasury stock	(39.6)	—	—	—	—	—	—	(39.6)
Accumulated other non- owner changes in equity	(25.5)	(182.6)	(132.2)	(253.4)	(56.7)	(310.8)	647.6	(313.6)

Total shareholders’ equity	2,659.0	4,946.1	(36.9)	3,537.8	2,892.4	7,590.3	(18,588.4)	3,000.3

Total liabilities and shareholders’ equity	$2,786.6	$6,548.4	$1,047.7	$9,264.7	$5,050.2	$11,933.9	$(30,633.2)	$5,998.3

Consolidating Balance Sheets
December 31, 2009
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries,	US,		Other	Consolidating
	plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$146.0	$—	$—	$27.9	$0.3	$207.4	$—	$381.6
Receivables, less allowances	—	—	0.1	0.1	370.6	426.9	—	797.7
Inventories	—	—	—	—	236.2	247.7	—	483.9
Current discontinued operations receivable	—	—	12.7	—	—	—	—	12.7
Other current assets	0.6	—	22.1	70.0	38.2	94.8	—	225.7

Total current assets	146.6	—	34.9	98.0	645.3	976.8	—	1,901.6

Property, plant and equipment, less accumulated depreciation	—	—	—	57.4	334.2	340.1	—	731.7
Goodwill	—	—	—	—	1,288.7	1,354.5	—	2,643.2
Investment in subsidiaries	2,663.2	3,092.0	569.5	4,789.6	991.4	2,589.9	(14,695.6)	—
Investment in parent	—	—	—	3,418.5	—	312.7	(3,731.2)	—
Intercompany accounts receivable	37.1	—	—	—	1,883.3	1,487.4	(3,407.8)	—
Intercompany notes receivable	—	3,340.0	29.6	754.9	8.9	4,364.0	(8,497.4)	—
Long-term discontinued operations receivable	—	—	166.6	—	—	—	—	166.6
Other noncurrent assets	—	—	238.6	(18.3)	(76.8)	397.8	—	541.3

Total assets	$2,846.9	$6,432.0	$1,039.2	$9,100.1	$5,075.0	$11,823.2	$(30,332.0)	$5,984.4

Short-term debt	$—	$—	$—	$—	$—	$9.4	$—	$9.4
Accounts payable	41.9	2.3	0.1	16.8	131.2	192.1	—	384.4
Accrued liabilities	0.9	1.0	36.1	65.7	208.3	203.2	—	515.2
Current discontinued operations liability	—	—	43.4	—	—	—	—	43.4
Current maturities of long-term debt	—	—	2.3	—	—	—	—	2.3

Total current liabilities	42.8	3.3	81.9	82.5	339.5	404.7	—	954.7

Long-term debt	—	—	—	922.7	—	—	—	922.7
Intercompany accounts payable	—	26.9	214.2	3,166.7	—	—	(3,407.8)	—
Intercompany notes payable	154.7	1,520.9	—	1,274.7	1,773.7	3,773.4	(8,497.4)	—
Long-term discontinued operations liability	—	—	741.1	—	—	—	—	741.1
Other long-term liabilities	—	—	43.4	122.1	69.7	167.4	—	402.6

Total liabilities	197.5	1,551.1	1,080.6	5,568.7	2,182.9	4,345.5	(11,905.2)	3,021.1

Common stock	1.7	—	—	—	—	—	—	1.7
Subsidiary preferred stock	—	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	3.1	—	—	7.6	301.4	(312.1)	—
Capital in excess of par value	2,626.2	3,276.1	—	756.6	1,559.2	2,215.0	(10,433.1)	—
Retained earnings	41.5	1,751.0	88.5	3,040.6	1,380.5	4,926.4	(7,974.4)	3,254.1
Treasury stock	(12.5)	—	—	—	—	—	—	(12.5)
Accumulated other non- owner changes in equity	(7.5)	(149.3)	(129.9)	(265.8)	(55.2)	(290.6)	618.3	(280.0)

Total shareholders’ equity	2,649.4	4,880.9	(41.4)	3,531.4	2,892.1	7,477.7	(18,426.8)	2,963.3

Total liabilities and shareholders’ equity	$2,846.9	$6,432.0	$1,039.2	$9,100.1	$5,075.0	$11,823.2	$(30,332.0)	$5,984.4

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2010
(in millions)

	Cooper	Cooper	Cooper	Cooper
	Industries	Industries,	Industries,	US,		Other	Consolidating
	plc	Ltd.	LLC	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$0.3	$(0.1)	$(8.3)	$(31.5)	$(6.9)	$130.1	$—	$83.6

Cash flows from investing activities:
Capital expenditures	—	—	—	(1.0)	(6.0)	(7.7)	—	(14.7)
Cash paid for acquired businesses	—	—	—	—	—	(6.2)	—	(6.2)
Loans to affiliates	—	—	—	(102.2)	—	(248.6)	350.8	—
Repayments of loans from affiliates	—	0.5	—	3.3	3.7	302.6	(310.1)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	—	—	0.9	—	0.9

Net cash provided by (used in) investing activities	—	0.5	—	(99.9)	(2.3)	41.0	40.7	(20.0)

Cash flows from financing activities:
Borrowings from affiliates	23.0	285.1	38.3	—	—	4.4	(350.8)	—
Repayments of loans to affiliates	(95.9)	(206.7)	—	—	—	(7.5)	310.1	—
Other intercompany financing activities	(10.6)	(78.8)	(30.0)	142.1	7.3	(30.0)	—	—
Dividends	(41.9)	—	—	—	—	—	—	(41.9)
Purchases of treasury shares	(27.1)	—	—	—	—	—	—	(27.1)
Excess tax benefits from stock options and awards	—	—	—	2.6	—	—	—	2.6
Proceeds from exercise of stock options and other	13.7	—	—	—	—	—	—	13.7

Net cash provided by (used in) financing activities	(138.8)	(0.4)	8.3	144.7	7.3	(33.1)	(40.7)	(52.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	(3.1)	—	(3.1)

Increase in cash and cash equivalents	(138.5)	—	—	13.3	(1.9)	134.9	—	7.8
Cash and cash equivalents, beginning of period	146.0	—	—	27.9	0.3	207.4	—	381.6

Cash and cash equivalents, end of period	$7.5	$—	$—	$41.2	$(1.6)	$342.3	$—	$389.4

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2009
(in millions)

		Cooper	Cooper
		Industries,	US,		Other	Consolidating
	Cooper	LLC	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(10.5)	$12.3	$19.0	$41.0	$103.4	$—	$165.2

Cash flows from investing activities:
Proceeds from short-term investments	—	—	6.3	—	—	—	6.3
Capital expenditures	—	—	(8.9)	(9.4)	(10.4)	—	(28.7)
Cash paid for acquired businesses	—	—	(10.9)	(2.6)	(3.1)	—	(16.6)
Investment in affiliates	—	(0.2)	(0.2)	—	—	0.4	—
Loans to affiliates	—	—	(63.7)	—	(319.9)	383.6	—
Repayments of loans from affiliates	—	—	115.4	—	234.7	(350.1)	—
Dividends from affiliates	—	—	33.9	7.4	2.7	(44.0)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	—	0.8	—	0.8

Net cash provided by (used in) investing activities	—	(0.2)	71.9	(4.6)	(95.2)	(10.1)	(38.2)

Cash flows from financing activities:
Repayments of debt	—	—	—	(8.0)	(5.9)	—	(13.9)
Borrowings from affiliates	357.0	—	—	—	26.6	(383.6)	—
Repayments of loans to affiliates	(314.2)	—	—	—	(35.9)	350.1	—
Other intercompany financing activities	70.0	(12.1)	(37.0)	(25.8)	4.9	—	—
Dividends	(42.1)	—	—	—	—	—	(42.1)
Dividends paid to affiliates	(36.6)	—	—	—	(7.4)	44.0	—
Purchase of common shares	(25.9)	—	—	—	—	—	(25.9)
Excess tax benefits from stock options and awards	—	—	(2.2)	—	—	—	(2.2)
Issuance of stock	—	—	—	—	0.4	(0.4)	—
Proceeds from exercise of stock options	2.4	—	—	—	—	—	2.4

Net cash provided by (used in) financing activities	10.6	(12.1)	(39.2)	(33.8)	(17.3)	10.1	(81.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(0.2)	—	(0.2)

Increase (decrease) in cash and cash equivalents	0.1	—	51.7	2.6	(9.3)	—	45.1
Cash and cash equivalents, beginning of period	—	—	81.6	1.3	175.9	—	258.8

Cash and cash equivalents, end of period	$0.1	$—	$133.3	$3.9	$166.6	$	$303.9

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
Results of Operations
     On March 26, 2010, Cooper announced entering into a Framework Agreement with Danaher Corporation to create a joint venture combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). Cooper and Danaher will each own a 50 percent interest in the Joint Venture. Cooper and Danaher will each have a 50% voting interest in the Joint Venture and an equal number of representatives on its Board of Directors. Closing of the transaction is subject to the Joint Venture obtaining a credit facility and term debt financing in an amount not less than $190 million, obtaining regulatory approvals and other closing conditions. Cooper currently anticipates that the Joint Venture will be completed in the second quarter of 2010. Upon completion of the Joint Venture, Cooper will deconsolidate the Tools assets and liabilities to be contributed to the Joint Venture, including related amounts of accumulated other nonowner changes in equity (primarily related to cumulative translation adjustments) and recognize Cooper’s 50% ownership interest in the Joint Venture at fair value as an equity investment. It is anticipated that Cooper will recognize a net after-tax loss on the transaction currently estimated at approximately $100 million, which will include an after-tax gain from the contribution of the Tools net assets to the Joint Venture, an after-tax non-cash loss of approximately $100 million from recognition of the Tools related accumulated other nonowner changes in equity, and the recognition of incremental deferred income taxes on the difference between the fair value of the equity investment and

Cooper’s income tax basis in the Tools assets and liabilities. The actual net after tax loss will be determined at the completion of the Joint Venture and may be significantly different than the $100 million currently estimated due to changes in the underlying net assets of the Tools business, the related tax basis, the related accumulated other nonowner changes in equity, or the fair value of the equity investment.
     In conjunction with the announcement of the Tools joint venture and certain changes in Cooper’s management structure in the first quarter of 2010, Cooper modified its disclosures related to segment activities. The former Electrical Products segment has been divided into two segments. The Energy & Safety Solutions segment will include business unit results from the Cooper Crouse-Hinds, Cooper Power Systems, and Cooper Safety Divisions. The Electrical Products Group segment will include business unit results from the Cooper B-Line, Cooper Bussmann, Cooper Lighting, and Cooper Wiring Devices Divisions. The Tools segment will continue as a segment until the anticipated joint venture is consummated, at which time the future results of the Joint Venture will be reported as equity income. All segment information included in this Quarterly Report on Form 10-Q has been restated for changes to the segment reporting structure.
Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009
     Income from continuing operations for the first quarter of 2010 was $118.6 million on revenues of $1,228.6 million compared with 2009 first quarter income from continuing operations of $81.2 million on revenues of $1,256.8 million. First quarter diluted earnings per share from continuing operations increased 46% to $.70 from $.48 in 2009. During the first quarter of 2010, reported income from continuing operations was reduced by restructuring charges of $3.5 million or $.02 per share. During the first quarter of 2009, reported income from continuing operations was reduced by restructuring charges of $8.8 million or $.04 per share and was favorably impacted $.05 per share by discrete tax items related to foreign taxes.
Revenues:
     Revenues for the first quarter of 2010 decreased 2% compared to the first quarter of 2009. Core revenues in the first quarter of 2010 were 5% lower than the prior year with currency translation increasing reported revenues by approximately 2% for the quarter. The impact of acquisitions increased comparable revenues for the first quarter 2010 by less than 1%.
     Energy & Safety Solutions segment revenues for the first quarter of 2010 decreased 6% compared to the first quarter of 2009. Core revenues were 9% lower in the first quarter of 2010 as a result of reduced demand from Commercial and Industrial markets and continued weakness in utility markets primarily in North America. Favorable currency translation increased reported revenues by approximately 2% with acquisitions adding less than 1% to reported revenues in the quarter.
     Electrical Products Group segment revenues decreased 2% compared to the first quarter of 2009. Core revenues in the first quarter of 2010 were approximately 3% lower than the prior year’s first quarter with favorable currency translation increasing reported revenues by approximately 1% for the quarter. Despite continued weakness in our Commercial markets, our Residential, Industrial and Electronic markets are reflecting pockets of recovery as are certain parts of our International regions.
     Tools segment revenues for the first quarter of 2010 increased 16% from the first quarter of 2009. Recovery in retail market activity, stronger demand in the North American and Western Europe industrial market, higher requirements for assembly systems for the light passenger vehicle markets and strength in the electronics markets drove more than a 9% overall improvement in core revenue. Favorable currency translation increased revenues by approximately 7% over the first quarter of 2009.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 66.8% for the first quarter of 2010 compared to 70.4% for the comparable 2009 quarter. The decrease in the cost of sales percentage resulted from the favorable impact of restructuring actions taken during 2008 and 2009 to lower manufacturing costs;

favorable impact of higher production volumes for selected markets and the positive impact of Cooper’s activities to improve overall cost productivity.
     Energy & Safety Solutions segment costs of sales, as a percentage of revenues, was 66.3% for the first quarter of 2010 compared to 68.5% for the first quarter of 2009. The decrease in costs of sales as a percentage of revenues in comparison to the prior year first quarter was due to the favorable impact from actions taken to adjust operating costs during 2009 and the positive impact of Cooper’s activities to improve overall cost productivity. Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.5% for the first quarter of 2010 compared to 71.0% for the first quarter of 2009. The decrease in cost of sales as a percentage of revenues in comparison to the prior year first quarter was due to favorable leverage of fixed costs from improved demand due to the recovery in selected global markets and the favorable impact of actions taken to adjust operating costs during 2009 and the positive impact of Cooper’s activities to improve overall cost productivity. Tools segment cost of sales, as a percentage of revenues, was 70.9% for the first quarter of 2010 compared to 77.9% for the first quarter of 2009. The decrease in the cost of sales percentage was driven by favorable leverage of fixed costs due to higher production volumes and the favorable impact of restructuring actions taken during 2008 and 2009 to lower manufacturing expenses and the positive impact of Cooper’s activities to improve overall cost productivity.
     Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2010 was 19.9% compared to 20.4% for the first quarter of 2009. The decrease in percentage is reflective of the cost reduction actions taken to align the overall selling and administrative expenses with market demand partially offset by the impact of reduced revenue levels and growth investments.
     Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2010, were 16.9% compared to 16.6% for the first quarter of 2009. The increase in percentage reflects the impact of 6% lower comparable revenue levels for the first quarter 2010 which were partially offset by cost reduction actions taken throughout 2009 to adjust segment selling and administrative expenses to global market conditions and continued growth investments primarily in international markets.
     Electrical Products Group segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2010, were 19.1% compared to 19.5% for the first quarter of 2009. The decrease in percentage reflects the impact of 2% lower comparable revenue levels for the first quarter 2010 which were offset by cost reduction actions taken throughout 2009 to adjust segment selling and administrative expenses to global market conditions.
     Tools segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2010, were 21.0% compared to 25.2% for the first quarter of 2009. The decrease in selling and administrative expenses, as a percentage of revenues, was driven by the 16% increase in comparable first quarter 2010 revenues and the favorable impact of cost reduction actions implemented for the segment during 2009.
     Net interest expense in the first quarter of 2010 decreased $2.8 million from the 2009 first quarter, primarily as a result of the retirement of $275 million of 5.5% senior unsecured notes during the fourth quarter of 2009 partially offset by higher average interest rates on outstanding debt. Average debt balances were $0.93 billion and $1.23 billion and average interest rates were 5.57% and 5.34% for the first quarter of 2010 and 2009, respectively.
Operating Earnings:
     Energy & Safety Solutions segment first quarter 2010 operating earnings increased 7% to $96.1 million from $90.2 million for the same quarter of last year. The increase resulted from the continuing favorable impact of restructuring actions taken during 2009 to adjust the segment’s overall cost structure offset partially by lower demand primarily from weak U.S. markets for utility products and explosion proof electrical products. The Energy & Safety Solutions segment continues its investment in productivity initiatives which include manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Electrical Products Group segment first quarter 2010 operating earnings increased 48% to $73.5 million from $49.8 million for the same quarter of last year. The increase resulted from the improvement in demand in most global markets, the continuing favorable impact of restructuring actions taken during 2009 to adjust the segment’s overall cost structure and favorable product mix. The Electrical Products Group segment continues its investment in productivity initiatives which include manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Tools segment first quarter 2010 operating earnings were $12.0 million, an increase of $15.9 million compared to the operating loss of $3.9 million reported in the first quarter of 2009. The increase resulted from the impact of improved demand for products and the favorable impact of cost reduction actions taken during 2009 and 2008 to adjust the overall segment cost structure. The Tools segment continues its investment in productivity initiatives to improve operating earnings in addition to continuing review of additional cost reduction actions.
Restructuring Charges:
     As a result of the downturn in economic conditions in the latter half of 2008, Cooper committed in the fourth quarter of 2008 to employment reductions to appropriately size Cooper’s workforce to current and anticipated market conditions and to downsize a domestic Tools segment manufacturing operation. During 2009, Cooper committed to additional employment reductions and certain facility closures as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of the global economic recession. Cooper recorded a $35.7 million charge in the fourth quarter of 2008 related to these actions, $15.2 million of which related to the Energy and Safety Solutions segment, $10.3 million related to the Electrical Products Group segment and $10.2 million related to the Tools segment. A total of 1,314 hourly and 930 salaried positions were eliminated as a result of the fourth quarter 2008 restructuring actions to reduce Cooper’s workforce. Cooper recorded additional charges of $28.7 million in 2009 related to these actions, $8.1 million of which related to the Energy and Safety Solutions segment, $10.4 million related to the Electrical Products Group segment and $8.6 million related to the Tools segment. The remaining $1.6 million was related to reductions in Cooper’s corporate staff. A total of 1,088 hourly and 772 salaried positions were eliminated as a result of the 2009 restructuring to reduce Cooper’s workforce. As part of these restructuring actions, Cooper approved the closure of ten factories and warehouses, eight of which were completed by the end of 2009. Cooper recorded non-cash impairment charges of $1.2 million in the second half of 2009 related to these actions. At December 31, 2009, Cooper had an accrual of $6.1 million for future cash expenditures related to its restructuring actions.
     In the first quarter of 2010, Cooper completed one of the two remaining factory closures and recorded $3.5 million of costs associated with the ongoing 2009 restructuring actions. The 2010 restructuring costs include $3.1 million related to the Electrical Products Group segment and $0.4 million related to the Energy and Safety Solutions segment. During the first quarter of 2010, Cooper expended $5.6 million in cash related to its restructuring actions. At March 31, 2010, Cooper has an accrual for future cash expenditures related to the restructuring actions of $4.0 million. Cooper expects to incur incremental restructuring charges in the range of approximately $10 to $15 million associated with completion of the planned restructuring activities and additional actions anticipated in 2010, including certain actions for the Tools segment. The workforce reductions, contract termination and other exit costs and the related cash payments will be substantially completed in 2010. See Note 10 of the Notes to Consolidated Financial Statements.
Income Taxes:
     The effective tax rate was 19.2% for the three months ended March 31, 2010 and 10.9% for the three months ended March 31, 2009. Cooper reduced income tax expense by $8.4 million in the first quarter of

2009 for discrete tax items primarily related to foreign taxes. Excluding the discrete tax items, Cooper’s effective tax rate for the first quarter of 2009 would have been 20.1%.
Income Related to Discontinued Operations:
     During the first quarter of 2009, Cooper recognized an after tax gain from discontinued operations of $18.9 million, which is net of a $12.0 million income tax expense (or $.11 per diluted share) related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The income resulted from negotiated insurance settlements consummated in the first quarter of 2009 that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. Timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation. See Note 16 of the Notes to the Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $2.9 million during the first quarter of 2010. A $32.1 million increase in receivables and a $19.0 million increase in inventories were primarily offset by a $48.2 million increase in accounts payable. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital) for the 2010 first quarter was 5.5 turns as compared to the 4.5 turns reported for the same period of 2009 reflecting efficient working capital utilization.
     Cash provided by operating activities was $83.6 million during the 2010 first quarter. This cash, plus $13.7 million of cash received from stock option exercises, was primarily used to fund capital expenditures of $14.7 million, acquisitions of $6.2 million, dividends of $41.9 million and share purchases of $27.1 million.
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
     As discussed in Note 16 of the Notes to Consolidated Financial Statements, Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul in 1998 will continue to be resolved through the tort system. Cooper anticipates that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will average in the range of $20 to $30 million, although the amounts will vary as the amount of the actual net cash outlay is not reasonably predictable.
     Cooper’s financial position and liquidity has remained strong during the global economic recession. While the length and depth of the recession was more severe than predicted by most experts, Cooper proactively and aggressively adjusted its cost structure. In this regard, in the fourth quarter of 2008, Cooper implemented contingency plans to reduce our cost structure and recognized a restructuring charge of $35.7 million primarily related to reductions in our workforce in excess of 2,200 employees. During 2009, Cooper further reduced its workforce by approximately 1,900 additional employees and recognized restructuring charges of $28.7 million. As part of these restructuring actions, Cooper approved the closure of ten factories and warehouses, eight of which were completed at the end of the 2009. In the first quarter of 2010, Cooper completed one of the two remaining factory closures and recorded $3.5 million of costs associated with the ongoing 2009 restructuring actions.
Cash flows from operating activities in the first quarter of 2010 and 2009 have been reduced by $5.6 million and $17.8 million, respectively for the amounts expended in connection with the restructuring actions. At

March 31, 2010, Cooper has an accrual for future cash expenditures related to the restructuring actions of $4.0 million. Cooper expects to incur incremental restructuring charges in the range of approximately $10 to $15 million associated with completion of the planned restructuring activities and additional actions anticipated in 2010, including certain actions for the Tools segment. The workforce reductions, contract termination and other exit costs and the related cash payments will be substantially completed in 2010. See Note 10 of the Notes to Consolidated Financial Statements for further information.
     Cooper currently anticipates that it will annually generate in excess of $500 million in cash flow available for acquisitions, debt repayment, dividends and common stock repurchases in 2010.
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 23.7% at March 31, 2010, 24.0% at December 31, 2009 and 31.7% at March 31, 2009.
     At March 31, 2010 and December 31, 2009, Cooper had cash and cash equivalents of $389.4 million and $381.6 million, respectively. Cooper had short-term debt of $9.4 million at both March 31, 2010 and December 31, 2009.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. At March 31, 2010, Cooper has available a $350 million U.S. committed credit facility that matures in August 2012. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facility.
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
Critical Accounting Estimates and Recently Issued Accounting Standards
     We disclosed our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009 and no significant change has occurred to those policies.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of March 31, 2010, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2009.

Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	March 31,
	2010	2009
	(in millions)
Energy & Safety Solutions	$388.1	$444.7
Electrical Products Group	187.3	171.3
Tools	69.3	55.1

	$644.7	$671.1

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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Discontinued Operations Liability
     Information regarding the discontinued operations liability is incorporated by reference to Note 16 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.
Other Matters
     Information regarding other matters is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended March 31, 2010:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
As of 12/31/09				12,472,035
1/01/10 – 1/31/10	299,000	$42.81	299,000	14,673,035
2/01/10 – 2/28/10	309,800	$42.91	309,800	14,363,235
3/01/10 – 3/31/10	22,900	$44.64	22,900	14,340,335 (2)

Total	631,700	$42.92	631,700

(1)	On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2010, Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans, which is reflected in the above table.

(2)	During the first quarter of 2010, Cooper had repurchased 631,700 shares under the Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under these authorizations from time to time during 2010. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 6. Exhibits

10.1	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2010 to December 31, 2012.

10.2	First Amendment to Cooper Industries plc Amended and Restated Stock Incentive Plan (As Amended and Restated September 8, 2009).

10.3	Form of Nonqualified Stock Option Agreement for Cooper Industries Stock Incentive Plan.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2005 through 2009 and the Three Months Ended March 31, 2010 and 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
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

Cooper Industries plc (Registrant)

Date: April 30, 2010	/s/ Terry A. Klebe
Terry A. Klebe,
Senior Vice President and Chief Financial Officer

Date: April 30, 2010	/s/ Rick L. Johnson
Rick L. Johnson,
Vice President, Controller and Chief Accounting Officer

Exhibit Index
Exhibit No.

10.1	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2010 to December 31, 2012.

10.2	First Amendment to Cooper Industries plc Amended and Restated Stock Incentive Plan (As Amended and Restated September 8, 2009).

10.3	Form of Nonqualified Stock Option Agreement for Cooper Industries Stock Incentive Plan.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2005 through 2009 and the three months ended March 31, 2010 and 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
     Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.