Form 10-Q
period 2010-09-30
Cooper Industries plc
filed 2010-11-08
CIK 1141982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of registrant’s common shares outstanding as of September 30, 2010 was 162,702,453.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities
Item 5. Other Information
Item 6. Exhibits
Signatures
Exhibit Index
EXHIBIT 10.3
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES PLC
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in millions, except per share data)

Revenues	$1,240.7	$1,286.4	$3,806.0	$3,813.0
Cost of sales	821.6	876.5	2,537.7	2,646.3
Selling and administrative expenses	236.7	251.1	737.1	757.4
Loss related to contribution of net assets to Apex Tool Group, LLC	—	—	134.5	—
Equity in earnings of Apex Tool Group, LLC	(10.5)	—	(10.5)	—
Restructuring and asset impairment charges	1.5	6.5	8.0	25.7

Operating earnings	191.4	152.3	399.2	383.6
Interest expense, net	12.3	15.9	36.2	47.4

Income from continuing operations before income taxes	179.1	136.4	363.0	336.2
Income taxes expense	37.4	22.1	61.1	51.4

Income from continuing operations	141.7	114.3	301.9	284.8
Income related to discontinued operations, net of income taxes	—	6.6	—	25.5

Net income	$141.7	$120.9	$301.9	$310.3

Income per common share:
Basic:
Income from continuing operations	$.86	$.68	$1.81	$1.71
Income from discontinued operations	—	.04	—	.15

Net income	$.86	$.72	$1.81	$1.86

Diluted:
Income from continuing operations	$.85	$.68	$1.79	$1.69
Income from discontinued operations	—	.04	—	.15

Net income	$.85	$.72	$1.79	$1.84

Cash dividends declared per common share	$.27	$.25	$.81	$.75

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$296.0	$381.6
Receivables, less allowances	833.2	697.7
Inventories	477.8	423.9
Current discontinued operations receivable	14.2	12.7
Other current assets	182.0	210.1

Total current assets	1,803.2	1,726.0

Restricted cash	34.9	—
Property, plant and equipment, less accumulated depreciation	589.8	639.0
Goodwill	2,323.4	2,338.3
Other intangible assets, less accumulated amortization	311.8	306.8
Assets to be contributed to Apex Tool Group, LLC	—	588.9
Investment in Apex Tool Group, LLC	498.5	—
Long-term discontinued operations receivable	150.6	166.6
Other noncurrent assets	246.7	218.8

Total assets	$5,958.9	$5,984.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$9.6	$9.4
Accounts payable	417.8	347.5
Accrued liabilities	484.2	460.6
Current discontinued operations liability	41.7	43.4
Current maturities of long-term debt	—	2.3

Total current liabilities	953.3	863.2

Long-term debt	923.1	922.7
Liabilities to be contributed to Apex Tool Group, LLC	—	140.1
Long-term discontinued operations liability	718.1	741.1
Other long-term liabilities	336.3	354.0

Total liabilities	2,930.8	3,021.1

Common stock, $.01 par value	1.7	1.7
Retained earnings	3,493.8	3,254.1
Treasury stock	(288.5)	(12.5)
Accumulated other nonowner changes in equity	(178.9)	(280.0)

Total shareholders’ equity	3,028.1	2,963.3

Total liabilities and shareholders’ equity	$5,958.9	$5,984.4

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$301.9	$310.3
Adjust: Income related to discontinued operations	—	(25.5)

Income from continuing operations	301.9	284.8

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	107.7	108.1
Deferred income taxes	(35.6)	(13.7)
Excess tax benefits from stock options and awards	(4.8)	1.6
Loss related to contribution of net assets to Apex Tool Group, LLC	134.5	—
Equity in earnings of Apex Tool Group, LLC	(10.5)	—
Restructuring and asset impairment charges	8.0	25.7
Changes in assets and liabilities: (1)
Receivables	(150.7)	163.4
Inventories	(61.4)	153.5
Accounts payable and accrued liabilities	91.2	(156.9)
Discontinued operations assets and liabilities, net	(10.2)	35.9
Other assets and liabilities, net	26.9	36.0

Net cash provided by operating activities	397.0	638.4

Cash flows from investing activities:
Proceeds from short-term investments	—	19.1
Capital expenditures	(57.9)	(70.8)
Cash restricted for business acquisition	(34.9)	—
Cash paid for acquired businesses	(21.6)	(21.8)
Proceeds from sales of property, plant and equipment and other	(4.6)	1.4
Net cash used in investing activities	(119.0)	(72.1)

Cash flows from financing activities:
Debt issuance costs	—	(1.7)
Repayments of debt, net	(2.3)	(24.6)
Dividends	(132.7)	(125.7)
Purchases of common shares	—	(26.0)
Purchases of treasury shares	(276.0)	—
Excess tax benefits from stock options and awards	4.8	(1.6)
Proceeds from exercise of stock options and other	34.5	4.5

Net cash used in financing activities	(371.7)	(175.1)
Effect of exchange rate changes on cash and cash equivalents	8.1	8.4

Increase (decrease) in cash and cash equivalents	(85.6)	399.6
Cash and cash equivalents, beginning of period	381.6	258.8

Cash and cash equivalents, end of period	$296.0	$658.4

(1)	Net of the effects of acquisitions and translation.
The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies
     Basis of Presentation — The consolidated financial statements of Cooper Industries plc, an Irish company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.
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
     Reclassification — Other intangible assets in the December 31, 2009 Consolidated Balance Sheet have been reclassified to conform to the 2010 presentation. As discussed in Note 2 of the Notes to Consolidated Financial Statements, the amounts related to the contribution of certain Tools business assets and liabilities to Apex Tool Group, LLC in July 2010 have been reclassified to separate lines in the December 31, 2009 Consolidated Balance Sheet.

Note 2.	Contribution of Tools Business Assets and Liabilities to Joint Venture
     On March 26, 2010, Cooper announced that it entered into a Framework Agreement with Danaher Corporation to create a joint venture combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). On July 6, 2010, Cooper announced the completion of the Joint Venture, named Apex Tool Group, LLC. Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July, Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment. Beginning in the third quarter of 2010, Cooper recognizes its proportionate share of the Joint Venture’s operating results using the equity method. Recording the investment at its fair value of $480 million resulted in a pretax loss of $134.5 million related to the transaction. The pretax loss related to the formation of the Joint Venture included a $26.5 million gain from the contribution of the Tools business net assets resulting from the difference in the fair value of the equity investment and the carrying value of the net assets being contributed and transaction related costs. This gain was offset by the write-off of approximately $161.0 million (approximately $104.4 million net of the associated tax affect) from recognition of the accumulated other nonowner changes in equity related to the Tools business, primarily related to cumulative currency translation losses. The Tools business assets and liabilities contributed to the Joint Venture in July 2010 have been reclassified to separate lines in the accompanying December 31, 2009 consolidated balance sheet. Because the Tools business assets and liabilities to be contributed to the Joint Venture were considered held for sale at June 30, 2010, Cooper recognized the $134.5 million loss in the second quarter of 2010 by recognizing $126.1 million of the cumulative currency translation losses included in other nonowner changes in equity (approximately $82.0 million net of the associated tax affect) and transaction related costs. In the third quarter of 2010, Cooper recognized the remaining items previously deferred in accumulated other nonowner changes in equity which was offset by the gain on the underlying net assets contributed. As a result, there was no impact to the income statement in the third quarter of 2010 upon deconsolidation of the Tools business assets and liabilities contributed to the Joint Venture.

     The following table reflects the components of the Tools business assets and liabilities as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(in millions)
Receivables, less allowances	$111.4	$100.0
Inventories	64.7	60.0
Other current assets	12.5	15.6
Property, plant and equipment, less accumulated depreciation	85.0	92.7
Goodwill	303.8	304.9
Other intangible assets, less accumulated amortization	0.6	0.7
Other noncurrent assets	12.8	15.0

Assets to be contributed to Tools joint venture	$590.8	$588.9

Accounts payable	48.2	36.9
Accrued liabilities	55.9	54.6
Other long-term liabilities	41.6	48.6

Liabilities to be contributed to Tools joint venture	$145.7	$140.1

Note 3.	Investment in Apex Tool Group, LLC
     As discussed in Note 2, Cooper contributed its Tools business assets and liabilities to Apex Tool Group, LLC (“Apex”) in July 2010 and recognized Cooper’s 50% ownership interest as an equity investment. Beginning in the third quarter of 2010, Cooper recognizes its proportionate share of Apex’s operating results using the equity method.
     The following table reflects summarized financial information for Apex.

September 30, 2010
(in millions)

Current assets	$560.5
Noncurrent assets	946.5
Current liabilities	(342.9)
Noncurrent liabilities	(167.1)

Net equity	$997.0

Three Months Ended
September 30, 2010
(in millions)

Revenues	$356.5
Operating earnings	25.4
Net income	21.1

Note 4.	Acquisitions
     Cooper completed two acquisitions in the Energy and Safety Solutions segment and acquired certain intangible assets in the Electrical Products Group segment during the nine months ended September 30, 2010. These acquisitions were selected because of their strategic fit with existing Cooper businesses. The acquisition date fair value of the total consideration for the 2010 transactions was approximately $25.4 million and resulted in the recognition of aggregate goodwill of $5.9 million. The transactions consummated in 2010 also resulted in the recognition of $19.8 million in other intangible assets consisting primarily of technology and customer relationships. Total cash consideration paid for acquisitions during the nine months ended September 30, 2010 was $21.6 million, net of cash acquired.
     The results of operations of acquisitions are included in the consolidated income statements since the respective acquisition dates. Pro-forma income from continuing operations and diluted earnings per share for the nine months ended September 30, 2010 and 2009, assuming the acquisitions had occurred at the beginning of the period, would not be materially different from reported results.
     In October 2010, Cooper made a tender offer for all outstanding shares of Mount Engineering, a publicly-traded company based in the United Kingdom. The total cash purchase price offered for the shares is approximately £19.2 million. As of the date of this filing, Cooper has acquired more than 90% of the outstanding shares of Mount and expects to complete the acquisition of the remaining shares in November 2010. Cash held in an escrow account at September 30, 2010 related to the tender offer has been recorded as restricted cash in the accompanying financial statements.

Note 5.	Inventories

	September 30,	December 31,
	2010	2009
	(in millions)
Raw materials	$179.0	$170.7
Work-in-process	109.8	104.1
Finished goods	303.3	265.1
Perishable tooling and supplies	7.6	8.5

	599.7	548.4
Allowance for excess and obsolete inventory	(61.6)	(66.8)
Excess of FIFO costs over LIFO costs	(60.3)	(57.7)

Net inventories	$477.8	$423.9

Note 6.	Goodwill
     Cooper has goodwill of $2.32 billion and $2.34 billion at September 30, 2010 and December 31, 2009, respectively. Goodwill is subject to an annual impairment test and Cooper has designated January 1 as the date of this test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value; an interim impairment test would be performed between annual tests. Cooper has identified eight reporting units for which goodwill is tested for impairment. The results of step one of the goodwill impairment tests as of January 1, 2010 did not require the completion of step two of the test for any reporting unit. As a result of the Tools joint venture as discussed above, Cooper completed an interim impairment test for the Tools reporting unit goodwill. The results of step one of the goodwill impairment test for the Tools reporting unit did not require the completion of step two of the test.

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
     Environmental remediation costs are accrued based on Cooper’s current estimates of the most likely amount of losses that it believes will be incurred on known environmental remediation exposures and such accruals are adjusted as information develops or circumstances change. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. At September 30, 2010, Cooper had an accrual of $24.4 million with respect to potential environmental liabilities, including $10.4 million classified as a long-term liability. Cooper has not utilized any form of discounting in establishing its environmental liability accruals.
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

Note 8.	Debt
     At September 30, 2010, Cooper has $9.6 million of short-term debt and has no commercial paper borrowings outstanding. At September 30, 2010, Cooper has available a $350 million U.S. committed credit facility that matures in August 2012.

Note 9.	Shareholders’ Equity
     At September 30, 2010, Cooper Industries plc had 162,702,453 common shares, $.01 par value issued and outstanding compared to 167,316,595 common shares, $.01 par value at December 31, 2009. During the nine months ended September 30, 2010, Cooper issued 1,626,658 common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the nine months ended September 30, 2010, Cooper Industries plc purchased 6,240,800 shares of treasury stock at an average price of $44.23 per share.
     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2010, Cooper estimated that 2.5 million shares would be issued under equity compensation plans. During the nine months ended September 30, 2010, Cooper had repurchased 6,240,800 shares under these Board of Directors authorizations concluding the February 12, 2008 authorization. Cooper may continue to repurchase shares under these authorizations from time to time during 2010. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments. As of September 30, 2010, 8,731,235 shares remain available to be repurchased under the February 9, 2009 authorization by the Board of Directors.

Note 10.	Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of taxes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$141.7	$120.9	$301.9	$310.3
Foreign currency translation gains[1]	67.1	3.5	99.3	50.0
Change in fair value of derivatives	(3.3)	2.9	(5.8)	7.6
Pension and postretirement benefit plans[2]	3.1	2.3	7.6	6.5

Net income and other nonowner changes in equity	$208.6	$129.6	$403.0	$374.4

[1]	Foreign currency translation gains included in net income and other nonowner changes in equity for the nine month period ended September 30, 2010 includes a gain from the reclassification of $159.3 million ($103.5 million net of the associated tax affect) of previously deferred currency translation losses that were recognized as a loss in net income related to the Tools joint venture as discussed in Note 2.

[2]	The change in pension and postretirement benefit plans included in net income and other nonowner changes in equity for the nine month period ended September 30, 2010 includes a gain from the reclassification of $1.7 million ($0.9 million net of the associated tax affect) of previously deferred pension plan losses that were recognized as a loss in net income related to the Tools joint venture as discussed in Note 2.

Note 11.	Segment Information
     During the first quarter of 2010, Cooper revised its segment reporting to align its external reporting with changes to its internal reporting structure and in conjunction with the announcement of the Tools joint venture. The former Electrical Products segment has been divided into two new reportable segments. Following this change, Cooper’s operations consist of three segments: Energy and Safety Solutions, Electrical Products Group and Tools. Beginning in the third quarter of 2010 following completion of the Tools joint venture, Cooper has two reportable segments.
     The Energy and Safety Solutions segment includes the business unit results from the Cooper Crouse-Hinds, Cooper Power Systems, and Cooper Safety divisions. This segment manufactures, markets and sells electrical protection products, including fittings, plugs, receptacles, cable glands, hazardous duty electrical equipment, intrinsically safe explosion-proof instrumentation, emergency lighting, fire detection and mass notification systems and security products for use in residential, commercial and industrial construction and maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, energy automation solutions and other related power systems components.
     The Electrical Products Group segment includes the business unit results from the Cooper B-Line, Cooper Bussmann, Cooper Lighting and Cooper Wiring Devices divisions. This segment manufactures, markets and sells electrical and circuit protection products, support systems, enclosures, specialty connectors, wiring devices, plugs, receptacles, switches, lighting fixtures and controls, and fuses for use in residential, commercial and industrial construction, maintenance and repair applications.
     The Tools segment manufactures, markets and sells hand tools for industrial, construction, electronics and consumer markets; automated assembly systems for industrial markets and electric and pneumatic industrial power tools, related electronics and software control and monitoring systems for general industry, primarily automotive and aerospace manufacturers. In July 2010, Cooper contributed substantially all of the assets and liabilities of the Tools segment to Apex Tool Group, LLC as discussed in Note 2. Beginning in the third quarter of 2010, Cooper recognizes its proportionate share of Apex’s operating results using the equity method.
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
     All periods have been restated for the changes to the segment reporting structure discussed above. Financial information by industry segment was as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Energy and Safety Solutions	$655.7	$611.8	$1,840.0	$1,828.1
Electrical Products Group	585.0	535.4	1,654.8	1,580.7

Total Electrical segments revenues	1,240.7	1,147.2	3,494.8	3,408.8
Tools	—	139.2	311.2	404.2

Total revenues	$1,240.7	$1,286.4	$3,806.0	$3,813.0

	Operating Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in millions)

Energy and Safety Solutions	$111.1	$101.5	$310.9	$281.1
Electrical Products Group	94.2	72.0	250.3	185.9

Total Electrical segments operating earnings	205.3	173.5	561.2	467.0
Tools	—	6.8	33.1	5.8

Segment operating earnings	205.3	180.3	594.3	472.8
General corporate expense	22.9	21.5	63.1	63.5
Loss related to contribution of net assets to Apex Tool Group, LLC	—	—	134.5	—
Equity in earnings of Apex Tool Group, LLC	(10.5)	—	(10.5)	—
Restructuring and asset impairment charges	1.5	6.5	8.0	25.7

Total operating earnings	191.4	152.3	399.2	383.6
Interest expense, net	12.3	15.9	36.2	47.4

Income from continuing operations before income taxes	$179.1	$136.4	$363.0	$336.2

     General corporate expense includes $2.8 million and $3.0 million of incremental legal and other costs associated with the Ireland reorganization transaction for the three and nine month periods ended September 30, 2009, respectively.

Note 12.	Restructuring Charges
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
     During 2009, Cooper committed to additional employment reductions and certain facility closures as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. Cooper recorded charges of $28.7 million during the year ended December 31, 2009 related to these actions, $8.1 million of which related to the Energy and Safety Solutions segment, $10.4 million related to the Electrical Products Group segment and $8.6 million related to the Tools segment. The remaining $1.6 million was related to reductions in Cooper’s corporate staff. A total of 1,088 hourly and 772 salaried positions were eliminated as a result of the 2009 restructuring actions to reduce Cooper’s workforce. As part of these restructuring actions, Cooper approved the closure of ten factories and warehouses, eight of which were completed by the end of 2009. Cooper recorded non-cash impairment charges of $1.2 million in the second half of 2009 related to these actions. In the nine months ended September 30, 2010, Cooper completed the two remaining factory closures and recorded $8.0 million of costs associated with substantial completion of the restructuring actions. The 2010 restructuring costs include $7.4 million related to the Electrical Products Group segment, $.5 million related to the Energy and Safety Solutions segment and $0.1 million related to the Tools segment.

     The following table reflects activity related to the restructuring accrual.

			Contract
	Involuntary Employee		Termination
	Termination Benefits		and Other
	Headcount	Dollars	Exit Costs
		($ in millions)

2008 fourth quarter restructuring actions	2,244	$33.7	$2.0
Headcount reductions or costs incurred	(1,358)	(5.7)	(0.3)

Balance at December 31, 2008	886	$28.0	$1.7

2009 restructuring actions	1,860	$24.8	$3.9
Headcount reductions or costs incurred	(2,478)	(47.7)	(4.6)

Balance at December 31, 2009	268	$5.1	$1.0

Restructuring actions	24	$3.5	$4.5
Headcount reductions or costs incurred	(292)	(7.9)	(5.3)

Balance at September 30, 2010	—	$0.7	$0.2

Cumulative restructuring actions — 2008 fourth quarter through September 30, 2010	4,128	$62.0	$10.4
     As of September 30, 2010, the workforce reductions, contract termination and other exit costs and the related cash payments have been substantially completed.

Note 13.	Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million. As of September 30, 2010, 4,434,145 shares were available for future grants under the Plan. Of the total shares available for future grants, 2,504,545 are available for grants of performance-based shares and restricted stock units. Total compensation expense for all share-based compensation arrangements under the Plan was $24.1 million and $20.4 million for the nine months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $8.7 million and $7.2 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, Cooper granted 1,600,480 stock option awards, 516,362 performance-based shares and 163,435 restricted stock units.

Note 14.	Income Taxes
     The effective tax rate was 16.8% for the nine months ended September 30, 2010 and 15.3% for the nine months ended September 30, 2009. During the second quarter of 2010, Cooper reduced income tax expense by $40.8 million to recognize the discrete tax effects related to the contribution of net assets to the Tools joint venture as discussed in Note 2. Cooper reduced income tax expense by $9.6 million during the nine months ended Septebmer 30, 2009 for discrete tax items primarily related to foreign taxes. Excluding the discrete tax items and the loss related to the contribution of net assets to the Tools joint venture, Cooper’s effective tax rate was 20.5% for the nine months ended September 30, 2010 and 18.2% for the nine months ended September 30, 2009.

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
     Cooper has unrecognized gross tax benefits of $39.4 million at September 30, 2010. Approximately $32.7 million of the unrecognized tax benefits would favorably impact the effective tax rate if recognized. Cooper believes it is reasonably possible that tax benefits in the range of approximately $7 to $10 million could be recognized during the next 12 months as audits close and statutes expire.
     At September 30, 2010, Cooper has a foreign deferred tax asset of approximately $1.2 billion relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. While this net operating loss carryforward has an indefinite life, a valuation allowance of approximately $1.2 billion was recognized because management believes at this time it is more likely than not that the deferred tax asset will not be realized.

Note 15.	Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Components of net periodic benefit cost:
Service cost	$0.7	$0.9	$2.5	$2.6
Interest cost	9.1	10.6	28.6	31.4
Expected return on plan assets	(10.6)	(9.9)	(32.1)	(29.4)
Amortization of prior service cost	(0.7)	(0.7)	(2.0)	(2.0)
Recognized actuarial loss	5.2	5.7	15.9	17.0

Net periodic benefit cost	$3.7	$6.6	$12.9	$19.6

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Components of net periodic benefit cost:
Interest cost	$1.1	$1.2	$3.5	$3.6
Amortization of prior service cost	(0.5)	(0.5)	(1.5)	(1.5)
Recognized actuarial gain	(0.5)	(0.8)	(1.5)	(2.4)

Net periodic benefit cost (gain)	$0.1	$(0.1)	$0.5	$(0.3)

Note 16.	Net Income Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Basic:
Income from continuing operations	$141.7	$114.3	$301.9	$284.8
Income from discontinued operations	—	6.6	—	25.5

Net income applicable to common stock	$141.7	$120.9	$301.9	$310.3

Weighted average common shares outstanding	165.3	167.1	166.9	167.1

Diluted:
Income from continuing operations	$141.7	$114.3	$301.9	$284.8
Income from discontinued operations	—	6.6	—	25.5

Net income applicable to common stock	$141.7	$120.9	$301.9	$310.3

Weighted average common shares outstanding	165.3	167.1	166.9	167.1
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	1.8	1.2	1.9	1.1

Weighted average common shares and common share equivalents	167.1	168.3	168.8	168.2

     Options and employee awards are not included as common stock equivalents in the calculations if the effect would be anti-dilutive. Anti-dilutive options and employee awards of 2.6 million and 7.7 million shares were excluded from the calculations during the nine months ended September 30, 2010 and 2009 respectively.

Note 17.	Financial Instruments and Hedging Activities, Concentrations of Credit Risk and Fair Value of Financial Instruments
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

     Assets and liabilities measured at fair value as of September 30, 2010 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs	Valuation
(in millions)	(Level 2)	(Level 2)	Technique

Short-term currency forward exchange contracts	$14.8	$(20.6)	(a	)
Long-term currency forward exchange contracts	65.2	(26.9)	(a	)
Short-term commodity swaps	0.8	(0.2)	(a	)
Long-term cross-currency swaps	—	(33.8)	(a	)
     Currency forward exchange contracts representing approximately $40.9 million of assets and $28.9 million of liabilities at September 30, 2010 are not designated as hedging instruments. Except as discussed in the preceding sentence, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments.
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
     There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis during the nine months ended September 30, 2010.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the nine months ended September 30, 2010 and 2009. For commodity swaps, Cooper recognized, in cost of sales, a net gain of $1.9 million in the nine months ended September 30, 2010 and a net loss of $17.6 million in the nine months ended September 30, 2009. At September 30, 2010, Cooper estimates that approximately $.8 million of net gains on derivative instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the nine months ended September 30, 2010 and 2009 was not material.

     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(in millions)
U.S. Dollar	$729.4	$533.1
Euro	332.6	353.4
British Pound Sterling	255.4	294.0
Canadian Dollar	180.7	5.7
Other	31.5	28.1

	$1,529.6	$1,214.3

     The contractual amounts of Cooper’s commodity swap contracts at September 30, 2010 and December 31, 2009 were approximately $12 million and $15 million, respectively.
Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $101.5 million and $107.4 million at September 30, 2010 and December 31, 2009, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 4.8% of accounts receivable at September 30, 2010 (5.2% at December 31, 2009).
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. Cooper had a book value of approximately $932.7 million and $934.4 million for debt instruments at September 30, 2010 and December 31, 2009, respectively. The fair value of these debt instruments, as represented primarily by quoted market prices, was approximately $1.05 billion and $1.01 billion at September 30, 2010 and December 31, 2009, respectively.

Note 18.	Discontinued Operations Receivable and Liability
Discontinued Operations Liability
     In October 1998, Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-

Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through September 30, 2010, a total of 148,960 Abex Claims were filed, of which 133,366 claims have been resolved leaving 15,594 Abex Claims pending at September 30, 2010. During the nine months ended September 30, 2010, 1,220 claims were filed and 8,455 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,031 before insurance. A total of $182.8 million was spent on defense costs for the period August 28, 1998 through September 30, 2010. Due to the exhaustion of primary layers of coverage and litigation with certain excess insurers, existing insurance coverage currently provides approximately 30% recovery of the total defense and indemnity payments for Abex Claims, although, in certain periods, insurance recoveries can be higher due to new settlements with insurers.
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
2008 - 2010
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
     The following table presents the separate assets and liabilities under the Plan B settlement and the cash activity under the Plan B Settlement.

	September	December 31,
	30, 2010	2009
	(in millions)

Asbestos liability analysis (undiscounted):
Total liability for unpaid, pending and future indemnity and defense costs at end of period	$759.8	$784.5

Asbestos receivable analysis (undiscounted):
Insurance receivable for previously paid claims and insurance settlements	$57.5	$64.6
Insurance-in-place agreements available for pending and future claims	107.3	114.7

Total estimated asbestos receivable at end of period	$164.8	$179.3

	Nine Months Ended
	September 30,
	2010	2009
	(in millions)

Cash Flow:
Indemnity and defense payments	$(23.0)	$(17.5)
Insurance recoveries	14.5	53.9
Other	(1.7)	(0.5)

Net cash flow	$(10.2)	$35.9

     During the nine months ended September 30, 2009, Cooper recognized after tax gains from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense, from negotiated insurance settlements consummated in 2009 that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. Timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation.
Asbestos Liability Estimate
     As of September 30, 2010, Cooper estimates that the liability for pending and future indemnity and defense costs for the next 45 years will be $759.8 million. The amount included for unpaid indemnity and defense costs is not significant at September 30, 2010. The estimated liability is before any tax benefit and is not discounted as the timing of the actual payments is not reasonably predictable.
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
Asbestos Receivable Estimate
     As of September 30, 2010, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $670 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of September 30, 2010, Cooper’s receivable for recoveries of costs from insurers amounted to $164.8 million, of which $57.5 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers may defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 92% of the $164.8 million receivable from insurance companies at September 30, 2010 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
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
     From a cash flow perspective, Cooper management believes that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will not be material to Cooper’s operating cash flow. Management continues to evaluate various alternatives with respect to its discontinued operations liability. Certain of these alternatives, if implemented, would involve a cash outlay which could be material to Cooper’s operating cash flow for a particular reporting period or year.

Note 19.	Consolidating Financial Information
     Cooper Industries plc, Cooper Industries, Ltd. and certain of Cooper’s principal operating subsidiaries (the “Guarantors”) fully and unconditionally guarantee, on a joint and several basis, the registered debt securities of Cooper Industries, LLC and Cooper US, Inc. Cooper Industries plc was incorporated on June 4, 2009 and replaced Cooper Industries, Ltd. as the ultimate parent company on September 8, 2009. In September 2010, Cooper Industries, LLC fully repaid its remaining registered debt securities and as a result is no longer separately presented in the accompanying consolidating financial information. The following condensed consolidating financial information is included so that the separate financial statements of Cooper US, Inc. or the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting.

Consolidating Income Statements
Three Months Ended September 30, 2010
(in millions)

	Cooper	Cooper	Cooper
	Industries	Industries,	US,		Other	Consolidating
	plc	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$820.1	$596.5	$(175.9)	$1,240.7
Cost of sales	—	—	(0.9)	579.4	419.0	(175.9)	821.6
Selling and administrative expenses	0.5	—	17.7	124.5	96.3	(2.3)	236.7
Loss related to contribution of net assets to Apex Tool Group, LLC	—	—	—	—	(0.5)	0.5	—
Equity in earnings of Apex Tool Group, LLC	—	—	—	—	(10.5)	—	(10.5)
Restructuring and asset impairment charges	—	—	—	2.0	(0.5)	—	1.5
Interest expense, net	—	—	12.3	—	—	—	12.3
Equity in earnings of subsidiaries, net of tax	73.1	138.9	74.5	0.7	42.2	(329.4)	—
Intercompany income (expense)	(0.3)	(3.6)	(19.2)	(41.1)	60.4	3.8	—

Income (loss) from continuing operations before income taxes	72.3	135.3	26.2	73.8	195.3	(323.8)	179.1
Income tax expense (benefit)	—	—	(16.1)	33.4	20.1	—	37.4

Income from continuing operations	72.3	135.3	42.3	40.4	175.2	(323.8)	141.7
Income from discontinued operations, net of tax	—	—	—	—	—	—	—

Net income	$72.3	$135.3	$42.3	$40.4	$175.2	$(323.8)	$141.7

Consolidating Income Statements
Three Months Ended September 30, 2009
(in millions)

	Cooper	Cooper	Cooper
	Industries	Industries,	US,		Other	Consolidating
	plc	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$745.5	$703.2	$(162.3)	$1,286.4
Cost of sales	—	—	(0.5)	532.6	506.7	(162.3)	876.5
Selling and administrative expenses	0.5	5.0	13.1	114.6	118.4	(0.5)	251.1
Restructuring and asset impairment charges	—	—	—	1.2	5.3	—	6.5
Interest expense, net	—	—	11.6	—	4.3	—	15.9
Equity in earnings of subsidiaries, net of tax	21.1	167.7	63.4	5.4	66.4	(324.0)	—
Intercompany income (expense)	—	(6.5)	9.1	(34.1)	66.9	(35.4)	—

Income (loss) from continuing operations before income taxes	20.6	156.2	48.3	68.4	201.8	(358.9)	136.4
Income tax expense (benefit)	—	—	(18.2)	26.0	14.3	—	22.1

Income from continuing operations	20.6	156.2	66.5	42.4	187.5	(358.9)	114.3
Income from discontinued operations, net of tax	—	—	—	—	6.6	—	6.6

Net income	$20.6	$156.2	$66.5	$42.4	$194.1	$(358.9)	$120.9

Consolidating Income Statements
Nine Months Ended September 30, 2010
(in millions)

	Cooper	Cooper	Cooper
	Industries	Industries,	US,		Other	Consolidating
	plc	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$2,292.6	$2,007.3	$(493.9)	$3,806.0
Cost of sales	—	—	(0.7)	1,626.2	1,406.1	(493.9)	2,537.7
Selling and administrative expenses	2.6	(0.2)	80.1	353.0	334.8	(33.2)	737.1
Loss related to contribution of net assets to Apex Tool Group, LLC	—	—	2.4	—	131.6	0.5	134.5
Equity in earnings of Apex Tool Group, LLC	—	—	—	—	(10.5)	—	(10.5)
Restructuring and asset impairment charges	—	—	—	3.8	4.2	—	8.0
Interest expense, net	—	—	36.7	—	(0.5)	—	36.2
Equity in earnings of subsidiaries, net of tax	143.9	279.0	133.8	22.4	8.7	(587.8)	—
Intercompany income (expense)	0.1	(12.9)	(60.2)	(107.6)	176.8	3.8	—

Income (loss) from continuing operations before income taxes	141.4	266.3	(44.9)	224.4	327.1	(551.3)	363.0
Income tax expense (benefit)	—	—	(53.7)	84.5	30.3	—	61.1

Income from continuing operations	141.4	266.3	8.8	139.9	296.8	(551.3)	301.9
Income from discontinued operations, net of tax	—	—	—	—	—	—	—

Net income	$141.4	$266.3	$8.8	$139.9	$296.8	$(551.3)	$301.9

Consolidating Income Statements
Nine Months Ended September 30, 2009
(in millions)

	Cooper	Cooper	Cooper
	Industries	Industries,	US,		Other	Consolidating
	plc	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$—	$2,263.8	$1,939.6	$(390.4)	$3,813.0
Cost of sales	—	—	(0.4)	1,642.7	1,394.4	(390.4)	2,646.3
Selling and administrative expenses	0.5	12.8	45.2	356.9	344.1	(2.1)	757.4
Restructuring and asset impairment charges	—	—	1.5	7.5	16.7	—	25.7
Interest expense, net	—	—	35.2	0.4	11.8	—	47.4
Equity in earnings of subsidiaries, net of tax	21.1	446.9	172.1	37.1	195.2	(872.4)	—
Intercompany income (expense)	—	(21.8)	41.7	(103.6)	187.3	(103.6)	—

Income (loss) from continuing operations before income taxes	20.6	412.3	132.3	189.8	555.1	(973.9)	336.2
Income tax expense (benefit)	—	—	(63.0)	62.9	51.5	—	51.4

Income (loss) from continuing operations	20.6	412.3	195.3	126.9	503.6	(973.9)	284.8
Income from discontinued operations, net of tax	—	—	—	—	25.5	—	25.5

Net income	$20.6	$412.3	$195.3	$126.9	$529.1	$(973.9)	$310.3

Consolidating Balance Sheets
September 30, 2010
(in millions)

	Cooper	Cooper	Cooper
	Industries	Industries,	US,		Other	Consolidating
	plc	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Cash and cash equivalents	$58.8	$1.3	$59.3	$0.1	$176.5	$—	$296.0
Receivables, less allowances	—	—	3.2	224.6	605.4	—	833.2
Inventories	—	—	—	267.4	210.4	—	477.8
Current discontinued operations receivable	—	—	—	—	14.2	—	14.2
Other current assets	—	—	51.4	31.8	98.8	—	182.0

Total current assets	58.8	1.3	113.9	523.9	1,105.3	—	1,803.2

Restricted cash	—	—	—	—	34.9	—	34.9
Property, plant and equipment, less accumulated depreciation	—	—	44.3	310.3	235.2	—	589.8
Goodwill	—	—	—	1,288.5	1,034.9	—	2,323.4
Investment in Apex Tool Group, LLC	—	—	—	—	498.5	—	498.5
Investment in subsidiaries	2,865.2	3,449.4	2,807.7	1,029.2	2,254.2	(12,405.7)	—
Investment in parent	—	—	3,428.1	—	312.7	(3,740.8)	—
Intercompany accounts receivable	37.5	51.2	—	1,781.0	356.5	(2,226.2)	—
Intercompany notes receivable	40.0	3,339.6	1,684.0	4.4	5,631.8	(10,699.8)	—
Long-term discontinued operations receivable	—	—	—	—	150.6	—	150.6
Other noncurrent assets	—	—	15.4	(83.4)	626.5	—	558.5

Total assets	$3,001.5	$6,841.5	$8,093.4	$4,853.9	$12,241.1	$(29,072.5)	$5,958.9

Short-term debt	$—	$—	$—	$—	$9.6	$—	$9.6
Accounts payable	44.4	—	18.7	161.2	193.5	—	417.8
Accrued liabilities	1.6	0.2	67.1	204.9	214.2	(3.8)	484.2
Current discontinued operations liability	—	—	—	—	41.7	—	41.7

Total current liabilities	46.0	0.2	85.8	366.1	459.0	(3.8)	953.3

Long-term debt	—	—	923.1	—	—	—	923.1
Intercompany accounts payable	—	—	2,226.2	—	—	(2,226.2)	—
Intercompany notes payable	418.9	1,615.8	1,827.7	2,817.9	4,019.5	(10,699.8)	—
Long-term discontinued operations liability	—	—	—	—	718.1	—	718.1
Other long-term liabilities	—	—	100.7	67.3	168.3	—	336.3

Total liabilities	464.9	1,616.0	5,163.5	3,251.3	5,364.9	(12,929.8)	2,930.8

Common stock	1.7	—	—	—	—	—	1.7
Subsidiary preferred stock	—	2,872.1	—	—	335.1	(3,207.2)	—
Subsidiary common stock	—	1.7	—	7.5	256.5	(265.7)	—
Capital in excess of par value	2,727.5	410.3	761.5	1,517.5	2,394.4	(7,811.2)	—
Retained earnings	47.7	1,987.8	2,296.3	130.3	3,975.4	(4,943.7)	3,493.8
Treasury stock	(288.5)	—	—	—	—	—	(288.5)
Accumulated other non- owner changes in equity	48.2	(46.4)	(127.9)	(52.7)	(85.2)	85.1	(178.9)

Total shareholders’ equity	2,536.6	5,225.5	2,929.9	1,602.6	6,876.2	(16,142.7)	3,028.1

Total liabilities and shareholders’ equity	$3,001.5	$6,841.5	$8,093.4	$4,853.9	$12,241.1	$(29,072.5)	$5,958.9

Consolidating Balance Sheets
December 31, 2009
(in millions)

			Cooper
	Cooper	Cooper Industries,	US,		Other	Consolidating
	Industries plc	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Cash and cash equivalents	$146.0	$—	$27.9	$0.3	$207.4	$—	$381.6
Receivables, less allowances	—	—	0.1	370.6	327.0	—	697.7
Inventories	—	—	—	236.2	187.7	—	423.9
Current discontinued operations receivable	—	—	—	—	12.7	—	12.7
Other current assets	0.6	—	70.0	38.2	101.3	—	210.1

Total current assets	146.6	—	98.0	645.3	836.1	—	1,726.0

Property, plant and equipment, less accumulated depreciation	—	—	57.4	334.2	247.4	—	639.0
Goodwill	—	—	—	1,288.7	1,049.6	—	2,338.3
Assets to be contributed to Apex Tool Group, LLC	—	—	—	—	588.9	—	588.9
Investment in subsidiaries	2,663.2	3,092.0	4,789.6	991.4	2,589.9	(14,126.1)	—
Investment in parent	—	—	3,418.5	—	312.7	(3,731.2)	—
Intercompany accounts receivable	37.1	—	—	1,883.3	1,273.2	(3,193.6)	—
Intercompany notes receivable	—	3,340.0	754.9	8.9	4,364.0	(8,467.8)	—
Long-term discontinued operations receivable	—	—	—	—	166.6	—	166.6
Other noncurrent assets	—	—	(18.3)	(76.8)	620.7	—	525.6

Total assets	$2,846.9	$6,432.0	$9,100.1	$5,075.0	$12,049.1	$(29,518.7)	$5,984.4

Short-term debt	$—	$—	$—	$—	$9.4	$—	$9.4
Accounts payable	41.9	2.3	16.8	131.2	155.3	—	347.5
Accrued liabilities	0.9	1.0	65.7	208.3	184.7	—	460.6
Current discontinued operations liability	—	—	—	—	43.4	—	43.4
Current maturities of long-term debt	—	—	—	—	2.3	—	2.3

Total current liabilities	42.8	3.3	82.5	339.5	395.1	—	863.2

Long-term debt	—	—	922.7	—	—	—	922.7
Liabilities to be contributed to Apex Tool Group, LLC	—	—	—	—	140.1	—	140.1
Intercompany accounts payable	—	26.9	3,166.7	—	—	(3,193.6)	—
Intercompany notes payable	154.7	1,520.9	1,274.7	1,773.7	3,743.8	(8,467.8)	—
Long-term discontinued operations liability	—	—	—	—	741.1	—	741.1
Other long-term liabilities	—	—	122.1	69.7	162.2	—	354.0

Total liabilities	197.5	1,551.1	5,568.7	2,182.9	5,182.3	(11,661.4)	3,021.1

Common stock	1.7	—	—	—	—	—	1.7
Subsidiary preferred stock	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	3.1	—	7.6	280.4	(291.1)	—
Capital in excess of par value	2,626.2	3,276.1	756.6	1,559.2	1,512.3	(9,730.4)	—
Retained earnings	41.5	1,751.0	3,040.6	1,380.5	5,066.8	(8,026.3)	3,254.1
Treasury stock	(12.5)	—	—	—	—	—	(12.5)
Accumulated other non-owner changes in equity	(7.5)	(149.3)	(265.8)	(55.2)	(318.2)	516.0	(280.0)

Total shareholders’ equity	2,649.4	4,880.9	3,531.4	2,892.1	6,866.8	(17,857.3)	2,963.3

Total liabilities and shareholders’ equity	$2,846.9	$6,432.0	$9,100.1	$5,075.0	$12,049.1	$(29,518.7)	$5,984.4

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2010
(in millions)

			Cooper
	Cooper	Cooper Industries,	US,		Other	Consolidating
	Industries plc	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$1.2	$(16.0)	$(68.1)	$246.8	$233.1	$—	$397.0

Cash flows from investing activities:
Capital expenditures	—	—	(3.6)	(26.7)	(27.6)	—	(57.9)
Cash restricted for business acquisition	—	—	—	—	(34.9)	—	(34.9)
Cash paid for acquired businesses	—	—	—	—	(21.6)	—	(21.6)
Investments in affiliates	(1.9)	—	(44.0)	—	(67.9)	113.8	—
Loans to affiliates	(40.0)	—	(604.1)	—	(1,752.7)	2,396.8	—
Repayments of loans from affiliates	—	0.5	447.3	4.5	1,112.5	(1,564.8)	—
Dividends from affiliates	—	—	1.9	13.3	270.4	(285.6)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	—	(4.6)	—	(4.6)

Net cash provided by (used in) investing activities	(41.9)	0.5	(202.5)	(8.9)	(526.4)	660.2	(119.0)

Cash flows from financing activities:
Repayments of debt, net	—	—	—	—	(2.3)	—	(2.3)
Borrowings from affiliates	419.1	909.2	600.4	—	468.1	(2,396.8)	—
Repayments of loans to affiliates	(154.9)	(823.6)	(162.0)	(416.0)	(8.3)	1,564.8	—
Other intercompany financing activities	63.5	(68.8)	129.2	177.9	(301.8)	—	—
Dividends	(132.7)	—	—	—	—	—	(132.7)
Dividends paid to affiliates	—	—	(270.4)	—	(15.2)	285.6	—
Purchases of treasury shares	(276.0)	—	—	—	—	—	(276.0)
Excess tax benefits from stock options and awards	—	—	4.8	—	—	—	4.8
Issuance of stock to affiliates	—	—	—	—	113.8	(113.8)	—
Proceeds from exercise of stock options and other	34.5	—	—	—	—	—	34.5

Net cash provided by (used in) financing activities	(46.5)	16.8	302.0	(238.1)	254.3	(660.2)	(371.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	8.1	—	8.1

Increase (decrease) in cash and cash equivalents	(87.2)	1.3	31.4	(0.2)	(30.9)	—	(85.6)
Cash and cash equivalents, beginning of period	146.0	—	27.9	0.3	207.4	—	381.6

Cash and cash equivalents, end of period	$58.8	$1.3	$59.3	$0.1	$176.5	$—	$296.0

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2009
(in millions)

			Cooper
	Cooper	Cooper Industries,	US,		Other	Consolidating
	Industries plc	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$(0.4)	$(28.6)	$0.4	$254.3	$412.7	$—	$638.4

Cash flows from investing activities:
Proceeds from short-term investments	—	—	19.1	—	—	—	19.1
Capital expenditures	—	—	(15.6)	(26.8)	(28.4)	—	(70.8)
Cash paid for acquired businesses	—	—	(10.7)	(7.9)	(3.2)	—	(21.8)
Investments in affiliates	—	(0.1)	(0.2)	—	—	0.3	—
Loans to affiliates	—	—	(261.3)	—	(1,131.2)	1,392.5	—
Repayments of loans from affiliates	—	0.1	375.8	—	841.4	(1,217.3)	—
Dividends from affiliates	—	—	107.9	42.5	8.0	(158.4)	—
Proceeds from sales of property, plant and equipment	—	—	—	—	1.4	—	1.4

Net cash provided by (used in) investing activities	—	—	215.0	7.8	(312.0)	17.1	(72.1)

Cash flows from financing activities:
Debt issuance costs	—	—	(1.7)	—	—	—	(1.7)
Repayments of debt	—	—	—	(8.0)	(16.6)	—	(24.6)
Borrowings from affiliates	—	1,313.0	47.6	—	31.9	(1,392.5)	—
Repayments of loans to affiliates	—	(1,105.8)	(47.5)	—	(64.0)	1,217.3	—
Other intercompany financing activities	0.1	76.5	185.7	(253.5)	(8.8)	—	—
Dividends	—	(125.7)	—	—	—	—	(125.7)
Dividends paid to affiliates	—	(107.6)	—	—	(50.8)	158.4	—
Purchases of common shares	—	(26.0)	—	—	—	—	(26.0)
Excess tax benefits from stock options and awards	—	—	(1.6)	—	—	—	(1.6)
Issuance of stock	—	—	—	—	0.3	(0.3)	—
Proceeds from exercise of stock options and other	0.3	4.2	—	—	—	—	4.5

Net cash provided by (used in) financing activities	0.4	28.6	182.5	(261.5)	(108.0)	(17.1)	(175.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	8.4	—	8.4

Increase in cash and cash equivalents	—	—	397.9	0.6	1.1	—	399.6
Cash and cash equivalents, beginning of period	—	—	81.6	1.3	175.9	—	258.8

Cash and cash equivalents, end of period	$—	$—	$479.5	$1.9	$177.0	$—	$658.4

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
Results of Operations
     On March 26, 2010, Cooper announced that it entered into a Framework Agreement with Danaher Corporation to create a joint venture combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). On July 6, 2010, Cooper announced the completion of the Joint Venture, named Apex Tool Group, LLC. Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July, Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment. Beginning in the third quarter of 2010, Cooper recognizes its proportionate share of the Joint Venture’s operating results using the equity method. Recording the investment at its fair value of $480 million resulted in a pretax loss of $134.5 million related to the transaction. The pretax loss related to the formation of the Joint Venture included a $26.5 million gain from the contribution of the Tools business net assets resulting from the difference in the fair value of the equity investment and the carrying value of the net assets being contributed and transaction related costs. This gain was offset by the write-off of approximately $161.0 million (approximately $104.4 million net of the associated tax affect) from recognition of the accumulated other nonowner changes in equity related to the Tools business, primarily related to cumulative currency translation losses. The Tools business assets and liabilities contributed to the

Joint Venture in July 2010 have been reclassified to separate lines in the accompanying December 31, 2009 consolidated balance sheet. Because the Tools business assets and liabilities to be contributed to the Joint Venture were considered held for sale at June 30, 2010, Cooper recognized the $134.5 million loss in the second quarter of 2010 by recognizing $126.1 million of the cumulative currency translation losses included in other nonowner changes in equity (approximately $82.0 million net of the associated tax affect) and transaction related costs. In the third quarter of 2010, Cooper recognized the remaining items previously deferred in accumulated other nonowner changes in equity which was offset by the gain on the underlying net assets contributed. As a result, there was no impact to the income statement in the third quarter of 2010 upon deconsolidation of the Tools business assets and liabilities contributed to the Joint Venture.
     In conjunction with the announcement of the Tools joint venture and certain changes in Cooper’s management structure in the first quarter of 2010, Cooper modified its disclosures related to segment activities. The former Electrical Products segment has been divided into two segments. The Energy & Safety Solutions segment will include business unit results from the Cooper Crouse-Hinds, Cooper Power Systems, and Cooper Safety Divisions. The Electrical Products Group segment will include business unit results from the Cooper B-Line, Cooper Bussmann, Cooper Lighting, and Cooper Wiring Devices Divisions. Beginning in the third quarter of 2010, Cooper recognizes its proportionate share of Apex Tool Group’s operating results using the equity method. All segment information included in this Quarterly Report on Form 10-Q has been restated for changes to the segment reporting structure.
Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009
     Net income for the third quarter of 2010 was $141.7 million on revenues of $1,240.7 million compared with 2009 third quarter net income from continuing operations of $114.3 million on revenues of $1,286.4 million. The results for the third quarter 2010 reflect the deconsolidation of the Tools segment as a result of the previously announced formation of the Apex Tool Group, LLC joint venture. Third quarter diluted earnings per share from operations was $.85 compared to $.68 from continuing operations in 2009. The third quarter of 2010 also included restructuring charges of $1.5 million or $.01 per share compared to restructuring and asset impairment charges of $6.5 million or $.03 per share in the third quarter of 2009. The third quarter 2009 results also included discrete tax adjustments that increased earnings per share from continuing operations by $.01 per share.
Revenues:
     Revenues for the third quarter of 2010 increased 8.2% compared to the third quarter of 2009, excluding the Tools segment revenues for third quarter 2009 of $139.2 million. Core revenues in the third quarter of 2010 were 8.3% higher than the prior year with acquisitions increasing reported revenues by 0.8% and currency translation reducing reported revenues by 0.9%.
     Energy & Safety Solutions segment revenues for the third quarter of 2010 increased 7.2% compared to the third quarter of 2009. Core revenues were 7.5% higher in the third quarter of 2010 as a result of continued strength in the industrial markets coupled with improving utility market demand. Unfavorable currency translation decreased reported revenues by 1.8% with acquisitions adding 1.5% to reported revenues in the quarter.
     Electrical Products Group segment revenues increased 9.3% compared to the third quarter of 2009. Core revenues in the third quarter of 2010 were 9.2% higher than the prior year’s third quarter with favorable currency translation increasing reported revenues by 0.1% for the quarter. Despite continued weakness in commercial markets, the industrial and electronic markets improved with particular strength in International markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 66.2% for the third quarter of 2010 compared to 68.1% for the comparable 2009 quarter. The decrease in the cost of sales percentage resulted from the favorable impact of restructuring actions taken during 2008 and 2009 to lower manufacturing costs; favorable impact of higher production volumes; the positive impact of on-going activities to improve overall cost productivity coupled with the impact of the deconsolidation of the Tools segment.
     Energy & Safety Solutions segment costs of sales, as a percentage of revenues, was 66.9% for the third quarter of 2010 compared to 67.1% for the third quarter of 2009. The decrease in costs of sales as a percentage of revenues in comparison to the prior year third quarter was due to the favorable impact of restructuring actions taken during 2008 and 2009 to lower manufacturing costs and the positive impact of Cooper’s activities to improve overall cost productivity partially offset by unfavorable sales mix.
     Electrical Products Group segment cost of sales, as a percentage of revenues, was 65.3% for the third quarter of 2010 compared to 68.3% for the third quarter of 2009. The decrease in cost of sales as a percentage of revenues in comparison to the prior year third quarter was due to the favorable impact of restructuring actions taken during 2008 and 2009 to lower manufacturing costs and favorable leverage of fixed costs from improved demand due to the recovery in selected global markets, the positive impact of Cooper’s activities to improve overall cost productivity and by favorable sales mix.
     Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2010 was 19.1% compared to 19.5% for the third quarter of 2009. The decrease in percentage is reflective of improved revenue coupled with the cost reduction actions taken to align the overall selling and administrative expenses with market demand, partially offset by continued investments to enhance marketing programs and international expansion.
     Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues for the third quarter of 2010, were 16.2% compared to 16.3% for the third quarter of 2009. The decrease in percentage for the third quarter 2010 reflects the impact of higher comparable revenue levels and cost reduction actions taken throughout 2009 to adjust segment selling and administrative expenses partially offset by continued investments primarily in international markets.
     Electrical Products Group segment selling and administrative expenses, as a percentage of revenues for the third quarter of 2010, were 18.6% compared to 18.3% for the third quarter of 2009. The increase in percentage for the third quarter 2010 reflects the impact of investments in strategic growth opportunities partially offset by the favorable impact of higher comparable revenue levels coupled with cost reduction actions previously taken to adjust segment selling and administrative expenses to global market conditions.
     Net interest expense in the third quarter of 2010 decreased $3.6 million from the 2009 third quarter. The decrease resulted primarily from the retirement of $275 million of 5.5% senior unsecured notes upon maturity in the fourth quarter of 2009 and lower average interest rates on outstanding debt. Average debt balances were $0.93 billion and $1.21 billion and average interest rates were 5.09% and 5.37% for the third quarter of 2010 and 2009, respectively.
Operating Earnings:
     Energy & Safety Solutions segment third quarter 2010 operating earnings increased over 9% to $111.1 million from $101.5 million for the same quarter of last year. The increase resulted from the favorable impact of restructuring actions previously taken to adjust the segment’s overall cost structure and overall demand partially offset by unfavorable sales mix. The Energy & Safety Solutions segment continues its investment in productivity initiatives which include manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Electrical Products Group segment third quarter 2010 operating earnings increased 31% to $94.2 million from $72 million for the same quarter of last year. The increase resulted from the improvement in demand in most global markets and demand for maintenance and repair products in the industrial markets, the continuing favorable impact of restructuring actions previously taken and favorable sales mix. The Electrical Products Group segment continues its investment in productivity initiatives which include manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Equity income from the Apex Tool Group joint venture is included in operating earnings beginning in the third quarter of 2010. Reported equity earnings from Apex Tool Group for the third quarter of 2010 are $10.5 million. The Tools segment reported operating earnings of $6.8 million for the third quarter of 2009.
     General Corporate expense increased $1.4 million to $22.9 million during the third quarter of 2010 compared to $21.5 million during the same period of 2009. The increase is primarily driven by higher litigation related costs and investment in strategic infrastructure.
Restructuring Charges:
     Cooper recognized pre-tax restructuring charges of $1.5 million and $6.5 million in the third quarter of 2010 and 2009, respectively, related to its restructuring activities as discussed further below.
Income Taxes:
     The effective tax rate was 20.9% for the three months ended September 30, 2010 and 16.2% for the three months ended September 30, 2009. During the third quarter of 2009, Cooper reduced income tax expense by $1.2 million for discrete tax items primarily related to foreign taxes. Excluding the discrete tax items, Cooper’s effective tax rate for the three months ended September 30, 2009 was 17.1%. The increase in the effective tax rate in the third quarter 2010 is primarily related to the increase in earnings.
Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009
     Net income for the nine months ended September 30, 2010 was $301.9 million on revenues of $3,806.0 million compared with income from continuing operations in the comparable nine month period of 2009 of $284.8 million on revenues of $3,813.0 million. Diluted earnings per share were $1.79 for the nine months ended September 30, 2010, compared to income from continuing operations of $1.69 in 2009. Reported net income in the nine month period ended September 30, 2010 was reduced by the non-cash after-tax charge of $93.7 million or $.55 per share related to the formation of the Tools Joint Venture and includes restructuring charges of $8.0 million or $.04 per share. Income from continuing operations in the nine month period ended September 30, 2009 included restructuring charges of $25.7 million or $.13 per share and was favorably impacted by discrete tax items primarily related to foreign taxes which improved earnings by $.06 per share.
Revenues:
     Reported revenues for the nine months ended September 30, 2010 were essentially flat compared to the same period in 2009. Excluding the impact of the revenues from the now deconsolidated Tools segment, comparable revenues increased 2.5% in 2010 compared to 2009. Core revenues, excluding the impact of the deconsolidated Tools segment, in the nine months ended September 30, 2010 were 1.8% higher than the prior year with acquisitions increasing revenues by 0.6% and currency translation adding 0.1% to revenues.
     Energy & Safety Solutions segment revenues for the nine months ended September 30, 2010 increased 0.7% compared to the same period in 2009. Core revenues were 0.1% lower in the nine months ended September 30, 2010 compared to the prior year on slow demand from Commercial and Industrial markets in North America. The core growth achieved in the third quarter was more than offset by the lower demand experienced during the first half of 2010. Unfavorable currency translation decreased reported revenues by 0.3% with acquisitions adding 1.1% to revenues in the nine months ended September 30, 2010.
     Electrical Products Group segment revenues increased 4.7% in the nine months ended September 30, 2010 compared to the same period in 2009. Core revenues in the nine months ended September 30, 2010 were 4.1% higher than the prior year comparable period with favorable currency translation increasing reported revenues by 0.6%. Despite continued weakness in Commercial markets, the Industrial and Electronic markets are growing with particular strength through International channels.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 66.7% for the nine months ended September 30, 2010 compared to 69.4% for the comparable 2009 period. The decrease in cost of sales as a percentage of revenues primarily resulted from improved productivity reflecting the benefits of restructuring actions taken during 2008 and 2009 to lower manufacturing costs coupled with favorable leverage on fixed costs from improved demand for products, partially offset by material inflation not fully offset through favorable product pricing achieved in the market in certain products lines.
     Energy & Safety Solutions segment cost of sales, as a percentage of revenues, was 66.7% for the nine months ended September 30, 2010 compared to 68.3% for the same period in 2009. The decrease in cost of sales as a percentage of revenues was primarily due to the benefits from restructuring actions taken during 2008 and 2009 to lower manufacturing costs and continued focus on on-going productivity efforts partially offset by material inflation not fully offset through favorable product pricing achieved in the market in certain products lines and unfavorable sales mix.
     Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.1% for the nine months ended September 30, 2010 compared to 69.4% for the comparable period in 2009. The decrease in cost of sales as a percentage of revenues in comparison to the prior year nine month period was primarily due to the benefits from restructuring actions taken during 2008 and 2009 to lower manufacturing costs, favorable leverage of fixed costs from the increase in revenues and favorable sales mix.
     Tools segment cost of sales, as a percentage of revenues, were 69% in 2010 prior to the deconsolidation of the segment at the beginning of the third quarter reflecting the benefits from restructuring actions taken during 2008 and 2009 to lower manufacturing costs and favorable leverage of fixed costs due to higher production volumes. Tools segment cost of sales, as a percentage of revenues, was 75.2% for the nine months ended September 30, 2009.
     Selling and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2010 was 19.4% compared to 19.9% for the same period in 2009. The decrease in percentage is reflective of the improved revenue levels coupled with cost containment actions taken to align the overall selling and administrative expenses with current and projected market demand.
     Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2010 of 16.4% were unchanged compared to the same period in 2009. The selling and administrative expenses reflect the higher level of selling and administrative expense incurred in acquired businesses offset by on-going cost reduction actions taken to control segment selling and administrative expenses.
     Electrical Products Group segment selling and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2010 was 18.7% compared to 18.8% for the comparable period in 2009. The decrease in percentage reflects the impact of improving comparable revenue levels in 2010 coupled with the cost reduction actions previously taken to adjust segment selling and administrative expenses to global market conditions, partially offset by investments in global strategic growth opportunities.
     Tools segment selling and administrative expenses, as a percentage of revenues, were 20.4% in 2010 prior to the deconsolidation of the segment at the beginning of the third quarter reflecting the benefits from cost reduction actions implemented and higher revenue levels. Tools segment selling and administrative expenses, as a percentage of revenues, was 23.4% for the nine months ended September 30, 2009.
     Net interest expense for the nine months ended September 30, 2010 decreased $11.2 million compared to the same period in 2009. The decrease resulted primarily from the retirement of $275 million of

5.5% senior unsecured notes upon maturity in the fourth quarter of 2009. Average debt balances were $0.93 billion and $1.22 billion and average interest rates were 5.30% and 5.35% for the nine months ended September 30, 2010 and 2009, respectively.
Operating Earnings:
     Energy & Safety Solutions segment operating earnings in the nine months ended September 30, 2010 increased 11% to $310.9 million from the $281.1 million reported for the same period of last year. The increase primarily resulted from the impact of favorable productivity from cost reduction actions previously taken coupled with higher production volumes partially offset by material inflation not fully offset through favorable product pricing achieved in the market in certain products lines.
     Electrical Products Group segment operating earnings in the nine months ended September 30, 2010 increased 35% to $250.3 million from the $185.9 million reported for the same period of last year. The increase primarily resulted from the improved global market demand and impact from the favorable productivity from higher volumes and cost reduction actions previously taken.
     Equity income from the Apex Tool Group joint venture is included in operating earnings commencing in the third quarter of 2010. Reported equity earnings from Apex Tool Group for the third quarter of 2010 are $10.5 million. Prior to the deconsolidation of the Tools segment at the beginning of the third quarter in 2010, the Tools segment reported operating earnings in the first six months of 2010 of $33.1 million compared to $5.8 million reported for the nine month period ended September 30, 2009. The improved operating results in 2010 were driven by the impact of higher unit volumes and previously implemented cost reduction actions to lower the segments fixed overhead.
     General Corporate expense decreased $0.4 million to $63.1 million during the nine months ended September 30, 2010 compared to $63.5 million during the same period of 2009. The decrease primarily related to on-going actions taken to reduce overall General Corporate expense.
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
     In the nine month period ended September 30, 2010, Cooper completed the two remaining factory closures and recorded $8.0 million of costs associated with substantial completion of the restructuring actions. The 2010 restructuring costs include $7.4 million related to the Electrical Products Group segment, $0.5 million related to the Energy and Safety Solutions segment and $0.1 million related to the Tools segment. During the nine months ended September 30, 2010, Cooper expended $13.2 million in cash related to its restructuring actions. The workforce reductions, contract termination and other exit costs and the related cash payments have been substantially completed. See Note 12 of the Notes to Consolidated Financial Statements.
Income Taxes:
     The effective tax rate was 16.8% for the nine months ended September 30, 2010 and 15.3% for the nine months ended September 30, 2009. During the second quarter of 2010, Cooper reduced income tax expense by $40.8 million to recognize the discrete tax effects related to the contribution of net assets to the Tools Joint Venture. Cooper reduced income tax expense by $9.6 million during the nine months ended September 30, 2009 for discrete tax items primarily related to foreign taxes. Excluding the discrete tax items and the loss related to the contribution of net assets to the Tools joint venture, Cooper’s effective tax rate was 20.5% for the nine months ended September 30, 2010 and 18.1% for the nine months ended September 30, 2009. The increase in the effective tax rate is primarily related to the increase in earnings in 2010.
Income Related to Discontinued Operations:
     During the nine months ended September 30, 2009, Cooper recognized an after tax gain from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense (or $.15 per diluted share) related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The income resulted from negotiated insurance settlements consummated in 2009 that were not previously recognized. Cooper believes that it is likely that additional insurance recoveries will be recorded in the future as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. Timing and value of these agreements and settlements cannot be currently estimated as they may be subject to extensive additional negotiation and litigation. See Note 18 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $119.1 million during the nine months ended September 30, 2010, exclusive of the Tools business contributed to Apex Tool Group in July 2010. A $135.5 million increase in receivables and a $53.9 million increase in inventories were partially offset by a $70.3 million increase in accounts payable. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital), exclusive of the Tools business contributed to Apex Tool Group in July 2010, for the nine months ended September 30, 2010 was 5.8 turns as compared to 5.4 turns for the same period of 2009 reflecting efficient working capital utilization.
     Cash provided by operating activities was $397.0 million during the nine months ended September 30, 2010. This cash, plus an additional $85.6 million of cash and cash equivalents and $34.5 million of cash received from stock option exercises, was primarily used to fund share purchases of $276.0 million, dividends of $132.7 million, capital expenditures of $57.9 million, and acquisitions of $21.6 million. Cooper also used $34.9 million to place funds in an escrow account related to a tender offer for all outstanding shares of Mount Engineering, a publicly traded company based in the United Kingdom as discussed in Note 4 of the Notes to Consolidated Financial Statements.
     Cash provided by operating activities was $638.4 million during the nine months ended September 30, 2009. This cash, plus $19.1 million from redemption of short-term investments and $4.5 million of cash received from stock option exercises significantly exceeded the funds utilized to fund capital expenditures of $70.8 million, acquisitions of $21.8 million, dividends of $125.7 million, debt repayments of $24.6 million and share purchases of $26.0 million. Cash provided by operating activities in 2009 was net of a $25 million voluntary contribution to the U.S. defined benefit pension plan.

     As discussed in Note 18 of the Notes to Consolidated Financial Statements, Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul in 1998 will continue to be resolved through the tort system. Cooper anticipates that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will average in the range of $20 to $30 million, although the amounts will vary as the amount of the actual net cash outlay is not reasonably predictable. Management continues to evaluate various alternatives with respect to its discontinued operations liability. Certain of these alternatives, if implemented, would involve a cash outlay which could be material to Cooper’s operating cash flow for a particular reporting period or year.
     Cooper’s financial position and liquidity remained strong during the recent global economic recession. While the length and depth of the recession was more severe than predicted by most experts, Cooper proactively and aggressively adjusted its cost structure. In this regard, in the fourth quarter of 2008, Cooper implemented contingency plans to reduce our cost structure and recognized a restructuring charge of $35.7 million primarily related to reductions in our workforce in excess of 2,200 employees. During 2009, Cooper further reduced its workforce by approximately 1,900 additional employees and recognized restructuring charges of $28.7 million. As part of these restructuring actions, Cooper approved the closure of ten factories and warehouses, eight of which were completed at the end of the 2009. During the nine months ended September 30, 2010, Cooper completed the two remaining factory closures and recorded $8.0 million of costs associated with substantial completion of the restructuring actions.
     Cash flows from operating activities during the nine months ended September 30, 2010 and 2009 have been reduced by $13.2 million and $46.0 million, respectively for the amounts expended in connection with the restructuring actions. At September 30, 2010, the workforce reductions, contract termination and other exit costs and the related cash payments have been substantially completed. See Note 12 of the Notes to Consolidated Financial Statements for further information.
     Cooper currently anticipates that it will annually generate in excess of $500 million in cash flow available for acquisitions, debt repayment, dividends and common stock repurchases in 2010. Capital expenditures are currently projected to be approximately $85 to $95 million in 2010.
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 23.5% at September 30, 2010, 24.0% at December 31, 2009 and 29.6% at September 30, 2009.
     At September 30, 2010 and December 31, 2009, Cooper had cash and cash equivalents of $296.0 million and $381.6 million, respectively. Cooper had short-term debt of $9.6 million at September 30, 2010 and $9.4 million at December 31, 2009.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. At September 30, 2010, Cooper has available a $350 million U.S. committed credit facility that matures in August 2012. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facility.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of September 30, 2010, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2009.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	September 30,
	2010	2009
	(in millions)
Energy & Safety Solutions	$470.7	$371.5
Electrical Products Group	210.3	173.5
Tools	—	56.8

	$681.0	$601.8

     As discussed in Note 2 to the Notes to Consolidated Financial Statements, in July 2010, Cooper contributed substantially all of the assets and liabilities of the Tools segment to Apex Tool Group, LLC. Beginning in the third quarter of 2010, Cooper recognizes its proportionate share of Apex’s operating results using the equity method.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Discontinued Operations Liability
     Information regarding the discontinued operations liability is incorporated by reference to Note 18 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.
Other Matters
     Information regarding other matters is incorporated by reference to Note 7 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended September 30, 2010:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
As of 6/30/10				12,973,935
7/01/10 — 7/31/10	833.200	$45.10	833,200	12,140,735
8/01/10 — 8/31/10	1,967,700	$42.56	1,967,700	10,173,035
9/01/10 — 9/30/10	1,441,800	$43.91	1,441,800	8,731,235	(2)

Total	4,242,700	$43.52	4,242,700

(1)	On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2010, Cooper used an estimate that 2.5 million shares would be issued under equity compensation plans, which is reflected in the above table.

(2)	As of the date of this filing in 2010, Cooper had repurchased the 2.5 million shares intended to offset the dilution from share issuances under equity compensation plans, as well as 3,743,300 additional shares under the Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under the remaining February 9, 2009 authorization from time to time during 2010. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 5. Other Information
     Cooper entered into a Benefits Continuation Agreement (“Agreement”) on November 2, 2010 with Mr. Hachigian, its Chairman and Chief Executive Officer. The Agreement is attached hereto as Exhibit 10.3. The Management Development and Compensation Committee of Cooper’s Board of Directors approved the Agreement, which includes provisions permitting Mr. Hachigian and his family to remain eligible to participate (at their expense) in Cooper’s medical benefit programs in certain circumstances following Mr. Hachigian’s death, disability, qualifying retirement, or termination without cause. The Agreement further provides that certain unvested equity awards will vest upon Mr. Hachigian’s death, disability, qualifying retirement, or termination without cause. A “qualifying retirement” means retirement any time after June 29, 2015 with at least one year advance notice provided to the Board of Directors.

Item 6. Exhibits
10.1	Form of Director Indemnification Agreement with Cooper Industries plc (incorporated by reference to Exhibit 10.1 to Cooper Industries plc’s Form 8-K filed September 7, 2010).

10.2	Form of Director Indemnification Agreement with Cooper Industries Ltd. (incorporated by reference to Exhibit 10.2 to Cooper Industries plc’s Form 8-K filed September 7, 2010).

10.3	Benefits Continuation Agreement dated November 2, 2010 among Cooper Industries plc, Cooper U.S., Inc. and Kirk S. Hachigian.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2005 through 2009 and the Nine Months Ended September 30, 2010 and 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
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

Cooper Industries plc (Registrant)
Date: November 8, 2010	/s/ David A. Barta
David A. Barta, Senior Vice President and
Chief Financial Officer

Date: November 8, 2010	/s/ Rick L. Johnson
Rick L. Johnson, Vice President, Controller and
Chief Accounting Officer

Exhibit Index

Exhibit No.

10.1	Form of Director Indemnification Agreement with Cooper Industries plc (incorporated by reference to Exhibit 10.1 to Cooper Industries plc’s Form 8-K filed September 7, 2010).

10.2	Form of Director Indemnification Agreement with Cooper Industries Ltd. (incorporated by reference to Exhibit 10.2 to Cooper Industries plc’s Form 8-K filed September 7, 2010).

10.3	Benefits Continuation Agreement dated November 2, 2010 among Cooper Industries plc, Cooper U.S., Inc. and Kirk S. Hachigian.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2005 through 2009 and the Nine Months ended September 30, 2010 and 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
     Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.