Form 10-K
period 2010-12-31
Cooper Industries plc
filed 2011-02-22
CIK 1141982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $7,301,365,016 based on the closing sale price as reported on the New York Stock Exchange.
     Number of registrant’s common shares outstanding as of January 31, 2011 — 164,400,389 common shares.
DOCUMENTS INCORPORATED BY REFERENCE
Cooper Industries plc Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 2, 2011 (Part II — Item 5(a), Part III — Items 10, 11, 12, 13 and 14)

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

     In June 2009 our Board of Directors approved moving Cooper’s place of incorporation from Bermuda to Ireland. This move was part of a reorganization that created a newly formed Irish company, Cooper Industries plc. We completed the first step in this reorganization by establishing our tax residency in Ireland in December 2008. At a Special Shareholders’ Meeting on August 31, 2009, shareholders voted in favor of completing the reorganization pursuant to which all Cooper Industries, Ltd. Class A common shares held by public shareholders would be cancelled and all holders of such shares would receive ordinary shares of Cooper Industries plc on a one-for-one basis. The reorganization transaction was completed on September 8, 2009, following approval from the Supreme Court of Bermuda, at which time Cooper Industries plc replaced Cooper Industries, Ltd. as the ultimate parent company. On October 19, 2009, the Irish High Court approved the reduction of share premium (similar to additional paid-in-capital) to establish distributable reserves in the statutory balance sheet of Cooper Industries plc. The establishment of distributable reserves was required to enable the Company to pay dividends and repurchase shares in the future.
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
     On March 26, 2010, Cooper announced entering into a Framework Agreement with Danaher Corporation to create a joint venture combining our Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). On July 6, 2010, Cooper announced the completion of the Joint Venture, named Apex Tools Group, LLC. Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July 2010 Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment.
     During the first quarter of 2010 Cooper revised its segment reporting to align its external reporting with changes to its internal reporting structure and in conjunction with the announcement of the Tools joint venture. The former Electrical Products segment has been divided into two new reportable segments. Following this change, Cooper’s operations consisted of three segments: Energy and Safety Solutions, Electrical Products Group and Tools. Following completion of the Tools joint venture in July 2010 Cooper has two reportable segments. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 21 countries and currently employs approximately 24,800 people. Operations in the United States are conducted by wholly-owned subsidiaries of Cooper, organized by the business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of all the business segments of Cooper. These activities are conducted in major industrialized countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is structured through Cooper’s business segments. As a result of operations outside the United States, sales and distribution networks are maintained throughout most of the industrialized world. Cooper generally believes that there are no substantial differences in the business risks associated with operations outside the United States compared with United States activities, although Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers and restrictions on the exchange and fluctuations of currency. Cooper generates the most non-U.S. revenues in the United Kingdom, Germany, Canada, Mexico, France and the Asia Pacific region. Cooper has operations in India and China and has two majority-owned joint ventures with operations in China. Investments in emerging markets such as India and China are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit 21.0 contains a list of Cooper’s significant subsidiaries.
     Financial information with respect to Cooper’s industry segments and geographic areas is contained in Note 13 of the Notes to the Consolidated Financial Statements. A discussion of acquisitions and divestitures is included in Notes 2, 4 and 20 of the Notes to the Consolidated Financial Statements.
     With its two business segments, Cooper serves four major markets: the industrial, commercial, utility and residential markets. Cooper also serves the electronics and telecommunications markets. Markets for Cooper’s products and services are worldwide, though the United States is the largest market. Within the United States, there is no material geographic concentration by state or region. Cooper experiences substantial competition in each of its business segments. The number and size of competitors vary considerably depending on the product line. Cooper cannot specify with exactitude the number of competitors in each product category or their relative market position. However, most operating units experience significant competition from both larger and smaller companies with the key competitive factors being customer and end-user service, price, quality, brand name and availability. Cooper considers its reputation as a manufacturer of a broad line of quality products and premier brands to be an important factor in its businesses. Cooper believes that it is among the leading manufacturers in the world of electrical distribution equipment, support systems, hazardous duty electrical equipment, lighting fixtures, emergency lighting and fuses.
     Cooper’s research and development activities are for purposes of improving existing products and services and originating new products. During 2010 approximately $149.7 million was spent for research and development activities as compared with approximately $141.1 million in 2009 and $141.8 million in 2008. Cooper obtains and holds patents on products and designs in the United States and many other countries where operations are conducted or products are sold. Although in the aggregate Cooper’s patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.
     Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2011. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper, or currently under negotiation with state regulatory agencies, have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper’s accruals for environmental liabilities, see Note 8 of the Notes to the Consolidated Financial Statements.
     Approximately 57 percent of the United States hourly production work force of Cooper is employed in 34 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 43 percent of all hourly production employees exist with 14 bargaining units at 15 operations in the United States. We also have agreements with various unions at 16 operations in other countries. During 2010 new agreements were concluded covering hourly production employees at 3 operations. Cooper considers its employee relations to be excellent.
     Sales backlog at December 31, 2010 was approximately $640 million, substantially all of which is for delivery during 2011, compared with backlog of approximately $573.9 million at December 31, 2009.
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
Energy and Safety Solutions
     The Energy & Safety Solutions segment includes the Cooper Crouse-Hinds, Cooper Power Systems, and Cooper Safety Divisions. This segment manufactures, markets and sells electrical protection products, including fittings, plugs, receptacles, cable glands, hazardous duty electrical equipment, intrinsically safe explosion-proof instrumentation, emergency lighting, fire detection and mass notification systems and security products for use in residential, commercial and industrial construction and maintenance and repair applications. The segment also manufactures, markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, energy automation solutions and other related power systems components.
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
     Demand for products in the Energy and Safety Solutions segment follows general economic conditions and is generally sensitive to activity in the commercial and residential construction markets, industrial production levels, electronic component production and spending by utilities for replacements, expansions and efficiency improvements. The segment’s product lines are marketed directly to original equipment manufacturers and utilities and to a variety of end users through major distributor chains and thousands of independent distributors.
Electrical Products Group
     The Electrical Products Group segment includes the Cooper B-Line, Cooper Bussmann, Cooper Lighting, and Cooper Wiring Devices Divisions. The Electrical Products Group segment manufactures, markets and sells electrical and circuit protection products, support systems, enclosures, specialty connectors, wiring devices, plugs, receptacles, switches, lighting fixtures and controls, and fuses for use in residential, commercial and industrial construction, maintenance and repair applications.
     The principal raw material requirements include: steel, copper, aluminum, aluminum ingots, brass, tin, lead, plastics, electronic components and insulating materials. These raw materials are available from and supplied by numerous sources located in the United States and other countries.
     Demand for electrical products in the Electrical Products Group follows general economic conditions and is generally sensitive to activity in the commercial and residential construction markets, industrial production levels and electronic component production. The segment’s product lines are marketed directly to original equipment manufacturers and to a variety of end users through major distributor chains, retail home centers, hardware outlets and thousands of independent distributors.
Tools Joint Venture
     As discussed above, in July 2010 Cooper and Danaher Corporation completed the formation of a joint venture combining our Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July 2010 Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment. The Tools Joint Venture manufactures markets and sells hand tools for industrial, construction, electronics and consumer markets; automated assembly systems; and electric and pneumatic industrial power tools, related electronics and software control and monitoring systems for industrial markets, specialized automotive service tools, tool storage, drill chucks and precision tool and workholders for industrial and consumer markets. Cooper believes that the Tools Joint Venture is among the leading manufacturers in the world of nonpower hand tools and industrial power tools.
PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT
ENERGY AND SAFETY SOLUTIONS
Major Markets
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
Principal Distribution Methods
     Products are sold through distributors for use in general construction and renovation, plant maintenance, process and energy applications, shopping centers, parking lots, sports facilities, and data processing and telecommunications systems; and through distributors and direct to utilities and manufacturers for use in electronic equipment for consumer, industrial, government and military applications.
ELECTRICAL PRODUCTS GROUP
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

COOPER INDUSTRIES PLC
PRODUCTS, MARKETS AND DISTRIBUTION METHODS BY SEGMENT — (Continued)
Energy and Safety Solutions — Major Products and Brands
ACE explosion proof variable frequency drives
Ark•Gard explosion proof plugs and receptacles
Arktite and eXLink plugs and receptacles
Axent architectural lighting
Blessing emergency lighting systems
Cannon Technologies automated distribution solutions
Capri cable accessories and flexible conduits
CEAG emergency lighting systems and explosion protected electrical materials
Champ and Hazard-Gard LED, HID and fluorescent lighting
Chico conduit sealing compound
Condulet fittings and outlet bodies
Crompton lighting fixtures
Crouse-Hinds Airport Lighting aviation lighting products
Crouse-Hinds and CEAG hazardous location electrical construction materials
Crouse-Hinds Commercial Products electrical construction materials
CSA security systems and fire detection systems
Cybectec substation integration and automation solutions
CYME International Power Engineering Software
Domex Bond coated conduit system (total protection against corrosion)
Domex Ground electrical grounding systems
Envirotemp FR3 fire resistant, dielectric fluid
Envirotran liquid filled transformers
Exactra panel boards
EX-Cell and industrial enclosures
Flex Station control stations
Fulleon and Nugelec fire detection systems and notification sounder systems
Hernis hazardous environment closed-circuit tv
Iluram hazardous location electrical construction materials
JSB and Menvier emergency lighting and fire detection systems
Kearney connectors, switches, fuses and cutouts
Kyle distribution switchgear
Luminox emergency lighting
MagneX interrupting devices
MEDC signals and alarms
M-Force switches
MTL hazardous area electronic and instrumentation protection devices
MTL Surge Technologies surge protection equipment
Myers electrical hubs
Nortem electrical construction materials
NOVA reclosers, sectionalizers and switches
Pauluhn harsh environment lighting fixtures and wiring devices
PowerPlus panel boards
PRE-formance prefabricated construction systems
Pretronica and Univel emergency lighting and power systems
Raxton and Redapt hazardous environment connectors
RSAN personal and regional alerting, texting, e-mailing and automated dialing notification systems
SAFEPATH voice evacuation systems and accessories
Scantronic and Menvier security systems
Space-Saver conduit fittings
Stabex explosion protected torch
UltraSIL surge arresters
VaporGard LED and incandescent lighting fixtures
VariSTAR surge arresters
WAVES mass notification systems and accessories
Wheelock fire and security notification appliances, devices and signals
Yukon software platform
Electrical Products Group — Major Products and Brands
Access Cabinets electrical enclosures
ALC energy management lighting controls
Ametrix architectural asymmetric lighting
Antares dimming lighting controls
Arista solar rooftop mounting system
Arrow Hart commercial and industrial wiring devices and power connection products
ArrowLink modular wiring devices
Aspire decorative wiring devices
Aspire RF radio frequency controls, switches and receptacles
AtLite commercial, exit and emergency lighting
AutoGrip commercial-grade plugs and connectors
B-Line support systems, enclosures, fasteners
Burton undersea connectors
Bussmann and Buss electrical and electronic fuses, fuse holders, surge protection and accessories
Buzznut labor saving fasteners
Cam-Lok electrical power connectors
Cent-R-Rail cable tray system
Coiltronics inductors and transformers for the electronics industry
Cooper Interconnect specialty connectors and cables
Cooper Wiring Devices residential, commercial and industrial wiring devices and power connection products
CORE Controls dimmers, occupancy sensors, RF and integrated control systems
Corelite indirect/direct linear & recessed lighting
CUBEFuse fuse and fuse holder system
Dura-Blok rooftop supports
Dura-Clean washdown support systems
Dura-Cooper and Dura-Green epoxy coatings
E2 electronic enclosures
Edison electrical and electronic fuses, fuse holders and accessories
Electro Oceaneering waterproof connectors
Enviroshield electrical enclosures and wireway
F.A.S.T. underfloor cable tray system
Fail-Safe confinement, vandal-resistant, clean room and medical lighting
Flextray wire mesh cable tray
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
Iris architectural residential recessed downlighting
Kwik Clip pipe and conduit supports
Kwik-Wire cable support systems
Limberoller conveyor idlers
Lumark indoor and outdoor industrial, area /site, security and floodlighting
Lumière architectural landscape lighting
LynxPower industrial connectivity
Magnum power distribution blocks and power terminal blocks
McGraw-Edison outdoor architectural area /site, garage and floodlighting
MediaSync multi-media wiring systems
Metalux commercial and industrial fluorescent lighting
Mini-Line miniature over-molded connectors-cord sets
MWS modular wiring systems
Neo-Ray architectural indirect/direct linear, recessed and surface lighting
OMNEX wireless signal technology and products
Optima fuse holder
PDS commercial recessed downlighting
Perf-O Grip plank metal grating
PolySurg polymer-based ESD suppression devices for the electronics industry
Portfolio architectural commercial recessed downlighting
Posi-Lok electrical connector panel units
PowerStor supercapacitors for the electronics industry
Premier electrical enclosures
Quick Grip OEM plugs and connectors
Quik-Loc high amperage mining connectors
Quik-Spec electrical gear
RCM + rack cable management systems
Redi-Rail cable tray system
Regent consumer security lighting
REPEL protected switches and wallplates
RhinoBox temporary power center
Roughneck high amperage oil and gas connectivity
Royer commercial and industrial wiring devices & power connection products
RSA architectural multi-lamp, recessed, track and linear lighting
Ruff-IN prefabricated mounting and support systems
Safety Grip industrial-grade plugs and connectors
SAFETYBasics electrical safety training
Sedna decorative switches and receptacles
Shaper indoor and outdoor architectural decorative lighting
ShockSentry circuit protection devices
Siena decorative wiring devices
Snap’n Shield insulated pipe supports
SOFTPower industrial power connectivity
Streetworks outdoor area/roadway lighting
Sure-Lites exit and emergency lighting
SurePower power management and wireless control products for the transportation industry
SurgeBloc electrical protection receptacles and surge suppressors
Traction Tread perforated panel safety grating
V-Line electronic cabinets
WeatherBox while-in-use outdoor boxes and covers
X-Switch NSF certified motor control switch
Zero 88 theatrical lighting controls

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

Operations outside the United States are also subject to certain regulatory and economic uncertainties including trade barriers and restrictions on the exchange and fluctuations of currency. We believe that our operations in certain emerging markets such as China, India and in the Middle East are subject to greater risks related to these political and economic uncertainties as compared to most countries where Cooper has operations.
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
We Engage in Acquisitions and May Encounter Difficulties in Integrating These Businesses.
     We are a company that seeks to grow through strategic acquisitions. The success of these transactions depends on our ability to integrate the assets and personnel acquired in these transactions. We may encounter difficulties in integrating acquisitions with our operations and may not realize the degree or timing of the benefits that we anticipated from an acquisition.
We Have Liability Exposure for Asbestos-Related Claims.
     We have owned businesses that previously produced and sold products that contained asbestos. We, therefore, have potential liability arising from individuals claiming illnesses from exposure to asbestos. Insurance policies satisfy portions of the claim settlements and related legal costs. Many of the asbestos claims arise from our former Abex Friction Products business that was sold to Federal-Mogul Corporation and was subject to Federal-Mogul Corporation’s bankruptcy plan of reorganization. On September 30, 2008, the Bankruptcy Court issued a ruling denying the Plan A Settlement, resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement under which Cooper resolves through the tort system the asbestos-related claims arising from the Abex Friction product line that was sold to Federal-Mogul in 1998.
     As a result of the Bankruptcy Court ruling, Cooper adjusted its accounting in the third quarter of 2008 to reflect the Plan B Settlement. The amounts recorded by Cooper for its asbestos liability and related insurance receivables rely on various assumptions. The key assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, the number of years these assumptions are projected into the future, and the resolution of ongoing negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper reviews these assumptions on a periodic basis to determine whether any adjustments are required to the estimates of its recorded asbestos liability and related insurance receivables. Further information regarding Cooper’s asbestos liability is discussed under Item 3 — Legal Proceedings.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
On December 31, 2010, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 16.5 million square feet of space, of which approximately 78 percent was owned and 22 percent was leased. The charts below show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment.

						Square Footage of
						Plants and Facilities
	Number of	Number and Nature of Facilities				(in millions)
Segment	Employees	Manufacturing	Warehouse	Sales	Other	Owned	Leased
Energy and Safety Solutions	10,802	60	11	51	5	6.7	1.1
Electrical Products Group	13,431	50	13	28	4	6.2	2.4
Other	562	—	—	—	3	—	0.1

Total	24,795	110	24	79	12	12.9	3.6

*	Multi-purpose facilities at a single location are listed in each applicable column.
Manufacturing Plant Locations

		Europe
	United	(Other	United		South				Republic				Saudi
Segment	States	Than UK)	Kingdom	Mexico	America	Australia	Canada	China	of China	India	Korea	Singapore	Arabia
Energy and Safety Solutions	22	12	11	2	2	1	1	3	1	2	1	2	0
Electrical Products Group	27	1	4	7	1	1	2	5	0	1	0	0	1

Total	49	13	15	9	3	2	3	8	1	3	1	2	1

*	Some facilities are shared by operations in multiple segments.

Note: The above charts do not include information pertaining to the Tools Joint Venture.

ITEM 3. LEGAL PROCEEDINGS
Discontinued Operations Liability
     Information regarding the discontinued operations liability is incorporated by reference to Note 20 of the Notes to Consolidated Financial Statements included in Part II of this Form 10-K.
Other Matters
     Information regarding other matters is incorporated by reference to Note 9 of the Notes to Consolidated Financial Statements included in Part II of this Form 10-K.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                PURCHASES OF EQUITY SECURITIES
     Cooper Industries plc, which was incorporated under the laws of Ireland on June 4, 2009, became the successor-registrant to Cooper Industries, Ltd. on September 9, 2009. Cooper common shares (symbol — CBE) are listed on the New York Stock Exchange. Options for Cooper common shares are listed on the NYSE Alternext U.S. exchange.
     As of January 31, 2011 there were 17,976 record holders of Cooper common shares.
     The high and low quarterly sales prices for the past two years of Cooper common shares as reported by Dow Jones & Company, Inc., are as follows:

		Quarter
		1	2	3	4
2010	High	$48.00	$51.74	$49.28	$59.65
	Low	41.16	43.91	41.01	47.97

2009	High	$31.33	$36.64	$38.89	$44.99
	Low	18.86	24.71	28.76	36.25
     Cash dividends declared on Cooper Industries, Ltd’s Class A and Class B common shares were $.25 a share per quarter ($1.00 on an annualized basis) during 2008 and 2009 (through the dividend declared on August 3, 2009). Based on Cooper Industries, Ltd’s capital structure in 2009, all of the dividend distributions paid by it in 2009 were treated as a return of capital to its shareholders. For the dividends payable in 2008 and 2009 (through the dividend payable October 1, 2009), Cooper’s subsidiaries that held Class A and Class B shares of Cooper Industries, Ltd. received dividends on such shares.
     Cash dividends of $.25 a share were declared on Cooper Industries plc’s common shares on November 3, 2009 that were paid on January 4, 2010. Cash dividends declared on Cooper Industries plc’s common shares were $.27 a share per quarter ($1.08 on an annualized basis) during 2010. Based on Cooper Industries plc’s capital structure in 2010, all of the dividend distributions paid by it in 2010 were treated as dividend income to its shareholders. On February 15, 2011, Cooper’s Board of Directors declared a dividend of $.29 per share increasing the annual dividend rate of Cooper’s common stock to $1.16 per share. For dividends payable in 2011, Cooper currently anticipates that based on its capital structure all or a substantial portion of its dividend distributions will be treated as dividend income to its shareholders.

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

     The following table reflects activity related to equity securities purchased by Cooper during the three months ended December 31, 2010:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs (1)	Plans or Programs (1)
As of 9/30/10				8,731,235
10/01/10 — 10/31/10	2,500	$47.48	2,500	8,728,735
11/01/10 — 11/30/10	—	—	—	8,728,735
12/01/10 — 12/31/10	—	—	—	8,728,735

Total	2,500	$47.48	2,500

(1)	On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper common stock. Cooper has also announced that the Board authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2011, Cooper’s current estimate is that 3 million shares would be issued under equity compensation plans, which is not reflected in the above table. Cooper may continue to repurchase shares under these authorizations from time to time during 2011. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
     Further information required by this Item is set forth under the caption “Equity Compensation Plan Information” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2010 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2010. The selected historical financial information shown below has been derived from Cooper’s audited consolidated financial statements. This information should be read in conjunction with Cooper’s consolidated financial statements and notes thereto.

	Years Ending December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share data)
INCOME STATEMENT DATA:
Revenues	$5,065.9	$5,069.6	$6,521.3	$5,903.1	$5,184.6

Income from continuing operations	$443.8	$413.6	$615.6	$692.3	$484.3
Income (charge) from discontinued operations, net of taxes	—	25.5	16.6	—	(20.3)

Net income	$443.8	$439.1	$632.2	$692.3	$464.0

INCOME PER COMMON SHARE DATA:
Basic -
Income from continuing operations	$2.67	$2.47	$3.54	$3.80	$2.64
Income (charge) from discontinued operations	—	.15	.10	—	(.11)

Net income	$2.67	$2.62	$3.64	$3.80	$2.53

Diluted -
Income from continuing operations	$2.64	$2.46	$3.51	$3.73	$2.58
Income (charge) from discontinued operations	—	.15	.09	—	(.11)

Net income	$2.64	$2.61	$3.60	$3.73	$2.47

BALANCE SHEET DATA (at December 31):
Total assets	$6,668.6	$5,984.4	$6,164.9	$6,133.5	$5,374.8
Long-term debt, excluding current maturities	1,420.4	922.7	932.5	909.9	702.8
Shareholders’ equity	3,206.1	2,963.3	2,607.4	2,841.9	2,475.3
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.08	$1.00	$1.00	$.84	$.74
     In October 1998 Cooper sold its Automotive Products segment for $1.9 billion in proceeds. Discontinued operations charges of $20.3 million, which is net of an $11.4 million income tax benefit, in 2006 were recorded for potential liabilities related to the Automotive Products segment sale and the Federal-Mogul bankruptcy. In 2008 discontinued operations income of $16.6 million, which is net of a $9.4 million income tax expense, was recorded to reflect ongoing resolution of the potential liabilities through the tort system when the Bankruptcy Court denied Cooper’s participation in the Federal-Mogul 524(g) trust. During 2009 Cooper recognized an after-tax gain from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense, from negotiated insurance settlements consummated in 2009 that were not previously recognized. See Note 20 of the Notes to the Consolidated Financial Statements.
     In July 2010 Cooper completed a Joint Venture, named Apex Tool Group, LLC, by combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment. Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July 2010 Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment. Beginning in the third quarter of 2010, Cooper recognizes its proportionate share of the Joint Venture’s operating results using the equity method. Recording the joint venture investment in 2010 at its fair value of $480 million resulted in a pretax loss of $134.5 million related to the transaction that Cooper recognized in the second quarter of 2010. See Notes 2 & 3 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     On March 26, 2010, Cooper announced that it entered into a Framework Agreement with Danaher Corporation to create a joint venture combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). On July 6, 2010, Cooper announced the completion of the Joint Venture, named Apex Tool Group, LLC. Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July 2010 Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment. Beginning in the third quarter of 2010 Cooper recognizes its proportionate share of the Joint Venture’s operating results using the equity method. Recording the investment at its fair value of $480 million resulted in a pretax loss of $134.5 million related to the transaction. The pretax loss related to the formation of the Joint Venture included a $26.5 million gain from the contribution of the Tools business net assets resulting from the difference in the fair value of the equity investment and the carrying value of the net assets being contributed and transaction related costs. This gain was offset by the write-off of approximately $161.0 million (approximately $104.4 million net of the associated tax effect) from recognition of the accumulated other nonowner changes in equity related to the Tools business, primarily related to cumulative currency translation losses. The Tools business assets and liabilities contributed to the Joint Venture in July 2010 have been reclassified to separate lines in the accompanying December 31, 2009 consolidated balance sheet. Because the Tools business assets and liabilities to be contributed to the Joint Venture were considered held for sale at June 30, 2010, Cooper recognized the $134.5 million loss in the second quarter of 2010 by recognizing $126.1 million of the cumulative currency translation losses included in other nonowner changes in equity (approximately $82.0 million net of the associated tax effect) and transaction related costs. In the third quarter of 2010 Cooper recognized the remaining items previously deferred in accumulated other nonowner changes in equity which was offset by the gain on the underlying net assets contributed. As a result, there was no impact to the income statement in the third quarter of 2010 upon deconsolidation of the Tools business assets and liabilities contributed to the Joint Venture.
     In conjunction with the announcement of the Tools joint venture and certain changes in Cooper’s management structure in the first quarter of 2010, Cooper modified its disclosures related to segment activities. The former Electrical Products segment has been divided into two segments. The Energy & Safety Solutions segment includes business unit results from the Cooper Crouse-Hinds, Cooper Power Systems, and Cooper Safety Divisions. The Electrical Products Group segment includes business unit results from the Cooper B-Line, Cooper Bussmann, Cooper Lighting, and Cooper Wiring Devices Divisions. All segment information included in this Annual Report on Form 10-K has been restated for changes to the segment reporting structure. Beginning in the third quarter of 2010 following completion of the Tools joint venture, Cooper has two reportable segments.
Results of Operations
Revenues

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Energy and Safety Solutions	$2,516.7	$2,416.6	$3,029.3
Electrical Products Group	2,238.0	2,095.3	2,726.4

Total Electrical Segments	4,754.7	4,511.9	5,755.7
Tools	311.2	557.7	765.6

Total Revenues	$5,065.9	$5,069.6	$6,521.3

     See the geographic information included in Note 13 of the Notes to the Consolidated Financial Statements for a summary of revenues by country.

     2010 vs. 2009 Revenues Revenues for 2010 were essentially flat compared to 2009. Excluding the impact of the revenues from the now deconsolidated Tools segment, comparable revenues increased 5.4% in 2010 compared to 2009. Core revenues, excluding the impact of the deconsolidated Tools segment, were 4.8% higher than the prior year with acquisitions increasing revenues by 0.6% and currency translation having a minimal impact overall.
     Energy & Safety Solutions segment revenues for 2010, which represent approximately 50% of the total revenues generated, increased 4.1% compared to 2009. Currency translation decreased reported revenues by 0.5% while the impact of acquisitions increased the segment revenues by 1.2%. All of the businesses in the Energy & Safety Solutions segment reported increased revenues for 2010 as the end markets for the segment showed improvement in the second half of the year, with International developing markets leading the recovery.
     Electrical Products Group segment revenues for 2010, which represent approximately 44% of the total revenues generated, increased 6.8% compared to 2009. Core revenues in 2010 were 6.3% higher than 2009 with currency translation increasing reported revenues by 0.5%. Three of the four businesses in the Electrical Products Group segment reported increased revenues for 2010 while the other business had an overall decline of less than 2%. Despite weakness in Commercial markets through most of the year, the revenue growth was driven by stronger Industrial and Electronic markets with particular strength through international channels.
     Tools segment revenues for 2010, which represent about 6% of total revenues, decreased as a result of the July 6, 2010 formation of the Apex Tool Group, LLC joint venture. Prior to the deconsolidation of the segment at the beginning of the third quarter of 2010, revenues from recovering demand in the North American and Western European industrial markets increased Tools segment revenues 17.4% in the first half of 2010 compared to the same period in 2009, including a 4.3% increase from currency translation.
     2009 vs. 2008 Revenues Revenues for 2009 decreased 22.3% compared to 2008. The impact of currency translation decreased reported revenues by 2.0%, while acquisitions added approximately 0.6% in revenues.
     Energy & Safety Solutions segment revenues for 2009, which represented approximately 48% of the total revenues generated, decreased 20.2% compared to 2008. Currency translation decreased reported revenues by 2.7%. The impact of acquisitions increased the segment revenues for 2009 by 1.1% over 2008 revenue levels. All of the Energy & Safety Solutions segment businesses reported decreased revenues for 2009. The global recession resulted in weakness in all markets for the Energy & Safety Solutions segment, especially the North American and Western European markets when comparing 2009 results to 2008.
     Electrical Products Group segment revenues for 2009, which represented approximately 41% of the total revenues generated, decreased 23.1% compared to 2008. Currency translation decreased reported revenues by 0.9%. The impact of acquisitions increased the segment revenues for 2009 by 0.1% over 2008 revenue levels. All of the Electrical Products Group segment businesses reported decreased revenues for 2009. The global recession resulted in weakness in all markets for the Electrical Products Group segment, especially the United States and Western European markets when comparing 2009 results to 2008.
     Tools segment revenues for 2009, which represented about 11% of total revenues, decreased 27.2% compared to 2008. Currency translation represented a 2.8% decrease for reported revenues. Lower revenues from declining retail market activity, weaker demand in the North American and Western European industrial markets and lower requirements for assembly systems for light passenger vehicle markets drove the reduction in revenue for 2009 compared to prior year results.

Operating Results

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share data)
Energy and Safety Solutions	$424.7	$374.9	$535.0
Electrical Products Group	330.7	263.3	395.3

Total Electrical segments	755.4	638.2	930.3
Tools	33.1	18.5	81.1

Total segment operating earnings	788.5	656.7	1,011.4
General corporate expense	89.3	82.7	81.4
Equity in (income) of Apex Tool Group, LLC	(22.8)	—	—
Loss related to contribution of net assets to Apex Tool Group	134.5	—	—
Restructuring and asset impairment charges	8.0	29.9	52.4

Operating earnings	579.5	544.1	877.6
Interest expense, net	49.4	61.4	70.4

Income from continuing operations before income taxes	530.1	482.7	807.2
Income tax expense	86.3	69.1	191.6

Income from continuing operations	443.8	413.6	615.6
Income from discontinued operations, net of income taxes	—	25.5	16.6

Net income	$443.8	$439.1	$632.2

Diluted earnings per share:
Income from continuing operations	$2.64	$2.46	$3.51
Income from discontinued operations	—	.15	.09

Net income	$2.64	$2.61	$3.60

     Cooper measures the performance of its businesses exclusive of restructuring, asset impairment and financing expenses. All costs directly attributable to operating businesses are included in segment operating earnings. Corporate overhead costs, including costs of traditional headquarters activities, such as treasury, are not allocated to the businesses. See Note 13 of the Notes to the Consolidated Financial Statements.
     2010 vs. 2009 Segment Operating Earnings Segment operating earnings were $788.5 million in 2010, an increase of 20% compared to $656.7 million in 2009. Excluding the impact of the operating earnings from the now deconsolidated Tools segment, comparable operating earnings increased 18% in 2010 compared to 2009.
     Energy & Safety Solutions segment 2010 operating earnings increased 13% to $424.7 million from $374.9 million in 2009. Return on revenues was 16.9% for 2010 compared to 15.5% for 2009. Operating earnings in 2009 were favorably impacted by net inventory valuation adjustments (including decrements in LIFO inventory) of approximately $8 million. The increase in 2010 operating earnings resulted from favorable leverage of improving global market demand and the impact of restructuring actions taken since the fourth quarter of 2008. The investment in restructuring actions during 2009 and continuing in 2010 coupled with on-going productivity improvements served to reduce the segment’s cost structure and improve return on revenues in 2010.
     Electrical Products Group segment 2010 operating earnings increased 26% to $330.7 million from $263.3 million for 2009. Return on revenues was 14.8% for 2010 compared to 12.6% for 2009. Operating earnings in 2009 were negatively impacted by net inventory valuation adjustments of approximately $5 million. The increase in 2010 operating earnings resulted from the positive leverage of fixed overhead due to improving global market demand and the impact of restructuring actions taken since the fourth quarter of 2008. The Electrical Products Group segment’s investment in restructuring actions during 2009 and continuing in 2010 coupled with on-going productivity improvements served to reduce its cost structure and improve return on revenues in 2010.
     Equity income from the Apex Tool Group joint venture is included in operating earnings commencing in the third quarter of 2010. Reported equity income from Apex Tool Group was $22.8 million in 2010. Prior to the deconsolidation of the Tools segment at the beginning of the third quarter in 2010, the Tools segment reported $33.1 million in operating earnings for the first six months of 2010 compared to $18.5 million for the full year of 2009. Tools return on revenues was 10.6% for the first six months of 2010 compared to 3.3% for the full year of 2009. The increase in earnings as a percentage of revenue was due to the leverage on improved global demand for industrial products in the Tools segment and the related impact of increased production volumes.
     2009 vs. 2008 Segment Operating Earnings Segment operating earnings were $656.7 million in 2009, a decrease of approximately 35% compared to $1.01 billion in 2008.
     Energy & Safety Solutions segment 2009 operating earnings decreased 30% to $374.9 million from $535.0 million for 2008. Return on revenues was 15.5% for 2009 compared to 17.7% for 2008. The decrease resulted from the reduced global market demand and adjustments made during 2009 to align production volumes to the global market demand. The Energy & Safety Solutions segment invested in restructuring actions that served to reduce its cost structure during 2009. The negative impact of leverage on the segments fixed overhead from the revenue decline was partially offset by net inventory valuation adjustments (including decrements in LIFO inventory) of approximately $8 million.
     Electrical Products Group segment 2009 operating earnings decreased 33% to $263.3 million from $395.3 million for 2008. Return on revenues was 12.6% for 2009 compared to 14.5% for 2008. The decrease resulted from the negative leverage of fixed overhead due to reduced global market demand, adjustments made during 2009 to align production volumes to the global market demand and net inventory valuation adjustments of approximately $5 million. The Electrical Products Group segment invested in restructuring actions that served to reduce its cost structure during 2009.
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
     Restructuring and Asset Impairment Charges In 2010 Cooper recognized a pre-tax restructuring charge of $8.0 million, or $6.4 million after taxes, reducing 2010 diluted earnings by $.04 per share. In 2009 Cooper recognized a pre-tax restructuring charge of $28.7 million and a pre-tax non-cash impairment charge of $1.2 million. The 2009 restructuring and asset impairment charges of $29.9 million, or $24.4 million after taxes, reduced 2009 diluted earnings by $.14 per share. In 2008, Cooper recognized a pre-tax restructuring charge of $43.3 million and a pre-tax non-cash impairment charge of $9.1 million. The 2008 restructuring and asset impairment charges of $52.4 million, or $38.3 million after taxes, reduced 2008 diluted earnings by $.21 per share.
     In the second quarter of 2008 Cooper recorded a restructuring charge for $7.6 million in severance costs for downsizing a Tools segment international facility. This facility downsizing and related cash payments were substantially completed in 2008.

     As a result of the downturn in economic conditions in the latter half of 2008, Cooper committed in the fourth quarter of 2008 to employment reductions to appropriately size Cooper’s workforce to current and anticipated market conditions and to downsize a domestic Tools segment manufacturing operation. During 2009 Cooper committed to additional employment reductions and certain facility closures as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of the global economic recession. Cooper recorded a $35.7 million charge in the fourth quarter of 2008 related to these actions, $15.2 million of which related to the Energy and Safety Solutions segment, $10.3 million related to the Electrical Products Group segment and $10.2 million related to the Tools segment. A total of 1,314 hourly and 930 salaried positions were eliminated as a result of the fourth quarter 2008 restructuring actions to reduce Cooper’s workforce. Cooper recorded additional charges of $28.7 million during the year ended December 31, 2009 related to these actions, $8.1 million of which related to the Energy and Safety Solutions segment, $10.4 million related to the Electrical Products Group segment and $8.6 million related to the Tools segment. The remaining $1.6 million was related to reductions in Cooper’s corporate staff. A total of 1,088 hourly and 772 salaried positions were eliminated as a result of the 2009 restructuring actions to reduce Cooper’s workforce. As part of these restructuring actions, Cooper approved the closure of ten factories and warehouses, eight of which were completed by the end of 2009. Cooper recorded non-cash impairment charges of $1.2 million in the second half of 2009 related to these actions. In 2010 Cooper completed the two remaining factory closures and recorded $8.0 million of costs associated with completion of the restructuring actions. The 2010 restructuring costs include $7.4 million related to the Electrical Products Group segment, $0.5 million related to the Energy and Safety Solutions segment and $0.1 million related to the Tools segment. The workforce reductions, contract termination and other exit costs and the related cash payments for these restructuring actions have been substantially completed. See Note 14 of the Notes to Consolidated Financial Statements.
     Cooper estimates that the restructuring actions taken in the fourth quarter of 2008 and during 2009 reduced operating costs by approximately $87.5 million in 2009. Cooper estimates it realized approximately $36.1 million of sequential benefits in 2010 from the completed restructuring actions.
     In the fourth quarter of 2008 Cooper also recorded a non-cash impairment charge of $9.1 million related to an investment in a previously unconsolidated international joint venture in the Electrical Products Group segment. In December 2008 Cooper acquired a majority interest in the international joint venture and consolidated the joint venture’s net assets of $4.6 million at that time.
     General Corporate Expense General Corporate expense increased $6.6 million during 2010 to $89.3 million compared to $82.7 million for 2009. General Corporate expense in 2010 includes approximately $4 million for legal and environmental costs related to businesses disposed of in prior years and 2009 includes approximately $4 million in costs associated with the reincorporation of the Company to Ireland. The increase in General Corporate expense in 2010 is primarily related to higher long-term performance-based stock and incentive compensation compared to 2009. General Corporate expense in 2010 also includes approximately $2 million related to acquisition activities.
     General Corporate expense increased $1.3 million during 2009 to $82.7 million compared to $81.4 million for 2008. General Corporate expense in 2009 included approximately $4 million in costs associated with the reincorporation of the Company to Ireland. General Corporate expense in 2008 included the favorable adjustment of approximately $7 million for long-term performance-based stock compensation. Excluding the impact of the costs for reincorporation to Ireland incurred in 2009 and the favorable long-term performance-based stock compensation adjustment to the 2008 General Corporate expense, 2009 General Corporate expense decreased approximately $10 million compared to $88.4 million in 2008 reflecting cost control actions undertaken in 2009.
     Income from Belden Agreement In 1993 Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized principally over fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increase in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax loss carryforward is utilized. Belden can carry any loss forward twenty years to offset future taxable income. While Cooper has not recognized any income from the Belden agreement since 2007, Cooper estimates that between $40 and $45 million in future payments potentially remain under the Belden agreement. The timing and ultimate receipt of future payments are contingent upon the ultimate taxable income Belden reports each year.
     Interest Expense, Net Net interest expense for 2010 was $49.4 million, a decrease of $12.0 million from 2009 primarily as a result of lower average debt balances. Average debt balances were $965.8 million and $1.17 billion and average interest rates were 5.21% and 5.36% for 2010 and 2009, respectively. On December 7, 2010, Cooper issued $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Net interest expense for 2009 was $61.4 million, a decrease of $9.0 million from 2008 primarily as a result of lower average debt balances including the retirement of $275 million of 5.5% senior unsecured notes from currently available cash in November 2009 offset partially by higher interest rates. Average debt balances were $1.17 billion and $1.34 billion and average interest rates were 5.36% and 5.22% for 2009 and 2008, respectively. Net interest expense in 2008 includes $6.0 million for reductions in the value of short-term investments with a recovery of $0.9 million recorded during 2009.
     Income Tax Expense The effective tax rate attributable to continuing operations was 16.3% for 2010, 14.3% for 2009 and 23.7% for 2008.
     Cooper reduced income tax expense by $5.6 million, $12.7 million and $23.2 million during 2010, 2009 and 2008, respectively, for discrete tax items primarily related to statute expirations, tax settlements and other discrete items. In 2010, Cooper also reduced income tax expense by $40.8 million to recognize the discrete tax effects related to the contribution of net assets to the Tool joint venture as discussed in Note 2 of the Notes to the Consolidated Financial Statements. Excluding the discrete tax items and the loss on the net asset contribution to the Apex Tool Group joint venture in 2010, Cooper’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 was 20.0%, 17.0% and 26.6%, respectively. The increase in Cooper’s 2010 effective tax rate compared to 2009, excluding the discrete tax items and the loss on formation of the Tools joint venture, is primarily related to the increase in 2010 earnings without a corresponding increase in tax benefits. The decrease in Cooper’s 2009 effective tax rate compared to 2008, excluding the discrete tax items, is primarily related to the decrease in 2009 earnings without a corresponding decrease in tax benefits. See Note 16 of the Notes to the Consolidated Financial Statements.
     Income Related to Discontinued Operations During 2009 Cooper recognized an after tax gain from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense (or $.15 per diluted share) related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The income resulted from negotiated insurance settlements consummated during 2009 that were not previously recognized. Cooper expects that additional insurance recoveries will be obtained as insurance-in-place agreements are consummated or settlements with insurance carriers are completed. The timing and value of these agreements and settlements cannot currently be estimated as they may be subject to extensive additional negotiation and litigation.
     During 2008 Cooper recorded income from discontinued operations of $16.6 million, which is net of a $9.4 million income tax expense (or $.09 per diluted share) related to its asbestos liability regarding the Automotive Products segment. On September 30, 2008, the Bankruptcy Court denied the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust. As a result of not participating in the trust, in the third quarter of 2008 Cooper adjusted its accrual for the Pneumo-Abex asbestos liability and related insurance recoveries based on resolution through the tort system. See Note 20 of the Notes to the Consolidated Financial Statements.

     Diluted Earnings Per Share Diluted earnings per share from continuing operations was $2.64 in 2010, $2.46 in 2009 and $3.51 in 2008. The increase in earnings per share for 2010 compared to 2009 resulted from favorable leverage of improving global market demand and improved cost structure reflecting the benefits from restructuring actions taken since the fourth quarter of 2008 partially offset by the loss on the formation of the Tools joint venture. Net income in 2010 was reduced by the non-cash after-tax charge of $93.7 million, or $.56 per share related to the formation of the Tools joint venture. The impact of the reduced global demand, restructuring and asset impairment charges partially offset by cost reduction actions and income tax reductions accounted for the overall decline in the 2009 earnings per share. The restructuring and asset impairment charges offset by the income tax reductions decreased 2009 and 2008 diluted earnings per share from continuing operations by $.06 and $.08, respectively.
Percentage of Revenues

	Year Ended December 31,
	2010	2009	2008
Cost of Sales:
Energy and Safety Solutions	66.8%	67.8%	66.7%
Electrical Products Group	66.4%	68.5%	67.5%
Tools	69.0%	74.1%	69.8%

Selling and Administrative:
Energy and Safety Solutions	16.3%	16.7%	15.7%
Electrical Products Group	18.8%	18.9%	18.0%
Tools	20.4%	22.6%	19.6%
     2010 vs 2009 Percentage of Revenues Energy & Safety Solutions segment cost of sales, as a percentage of revenues, was 66.8% for 2010 compared to 67.8% for 2009. The decrease in costs of sales as a percentage of revenue was primarily the result of the higher absorption of production costs from the improved global demand coupled with productivity improvements and cost reduction actions taken since the fourth quarter of 2008. Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.4% for 2010 compared to 68.5% for 2009. The decrease in costs of sales as a percentage of revenue was primarily the result of the higher absorption of production costs from the improved global demand and productivity improvements and cost reduction actions taken since the fourth quarter of 2008. Tools segment cost of sales reflects reported segment results for the first six months of 2010 prior to the formation of the Apex Tool Group joint venture. As a percentage of revenue, cost of sales for the Tools segment was 69.0% for the first half of 2010 compared to 74.1% for the full year of 2009. The decrease in cost of sales as a percentage of revenue was due to the higher absorption of production costs from higher volumes and productivity improvements and cost reduction actions taken during 2008 and 2009.
     Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues, for 2010 were 16.3% compared to 16.7% for 2009. The decrease in selling and administrative expense as a percentage of revenue was primarily the result of favorable impact by leverage from increased revenues. Electrical Products Group segment selling and administrative expenses, as a percentage of revenues, for 2010 was 18.8% compared to 18.9% for 2009. The decrease in selling and administrative expense as a percentage of revenues was favorably impacted by leverage from increased revenues; partially offset by investments in global infrastructure to support future global growth opportunities. Tools segment selling and administrative expenses as a percentage of revenues for 2010 was 20.4% compared to 22.6% for 2009, reflecting the favorable impact from improved revenues.
     2009 vs 2008 Percentage of Revenues Energy & Safety Solutions segment cost of sales, as a percentage of revenues, was 67.8% for 2009 compared to 66.7% for 2008. The increase in costs of sales as a percentage of revenue was primarily the result of the lower absorption of production costs from the reduced global demand and inefficiencies associated with adjusting manufacturing levels to reduce corresponding inventory levels; offset by productivity improvements and cost reduction actions taken during 2008 and 2009. Electrical Products Group segment cost of sales, as a percentage of revenues, was 68.5% for 2009 compared to 67.5% for 2008. The increase in costs of sales as a percentage of revenue was primarily the result of the lower absorption of production costs from the reduced global demand and inefficiencies associated with adjusting manufacturing levels to reduce corresponding inventory levels; offset by productivity improvements and cost reduction actions taken during 2008 and 2009. Tools segment cost of sales, as a percentage of revenue, was 74.1% for 2009 compared to 69.8% for 2008. The increase in cost of sales as a percentage of revenue was due to the lower absorption of production costs from lower volumes and inefficiencies associated with adjusting manufacturing levels to achieve inventory reductions to match lower market demands; offset by productivity improvements and cost reduction actions taken during 2008 and 2009.
     Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues, for 2009 were 16.7% compared to 15.7% for 2008. The increase in selling and administrative expense as a percentage of revenue was unfavorably impacted by leverage from reduced revenues; partially offset by restructuring actions initiated during 2008 and 2009 that reduced reported selling and administrative expenses by 72 basis points. Electrical Products Group segment selling and administrative expenses, as a percentage of revenues, for 2009 were 18.9% compared to 18.0% for 2008. The increase in selling and administrative expense as a percentage of revenue was unfavorably impacted by leverage from reduced revenues; partially offset by restructuring actions initiated during 2008 and 2009 that reduced reported selling and administrative expenses by 82 basis points. Tools segment selling and administrative expenses as a percentage of revenue for 2009 were 22.6% compared to 19.6% for 2008, as the 150 basis point reduction in selling and administrative expenses resulting from the cost control actions implemented was more than offset by the impact from the decline in revenue for the Tools segment.
     Cooper incurs certain costs that are not directly attributable to the operating segments that are reflected as General Corporate expenses. See the “General Corporate Expense” section above.
Earnings Outlook
     The following sets forth Cooper’s general business outlook for 2011 based on current expectations.
     Cooper expects revenues for the Energy and Safety Solutions segment in 2011 to be up 8 to 11% as the result of continued recovery in global industrial markets and improving utility markets partially offset by flat demand expected for products serving the commercial construction markets. The revenues for the Electrical Products Group in 2011 are expected to be up in a range of 4 to 7% as improving global industrial and electronic component demand is expected to be partially offset by flat demand for products serving the commercial construction markets. Operating earnings are expected to improve from continued focus on productivity improvements and the favorable leverage of fixed costs from the higher global market demands. Cooper is expecting diluted continuing earnings per share to be in the range of $3.60 to $3.80.
Pricing and Volume
     In each of Cooper’s segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in some cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.
     Unit volumes in all segments increased during 2010 with the improvement in global demand favorably impacting all of Cooper’s businesses. Unit volumes decreased in 2009 compared to 2008 levels with the global recession impacting all of Cooper’s businesses.
     During the first half of 2010 Cooper experienced favorable customer pricing from actions taken during the period. During the second half of 2010 Cooper was unable to fully offset inflationary costs for commodities by available market price increases primarily in certain product lines with heavy material content. During the first half of 2009 Cooper recognized favorable year-over-year customer pricing impacts from actions taken during 2008. The second half of 2009 saw a decline in customer pricing as commodity prices weakened from their 2008 elevated levels. During 2009 Cooper was able to maintain a positive benefit from the difference between price realization and material inflation / deflation.
     Through the first half of 2008 Cooper experienced an overall increase in customer pricing, primarily in response to increased material, energy and components costs. During the second half of 2008 Cooper was unable to fully offset inflationary costs for commodities by available market price increases primarily in certain product lines with heavy material content. Cooper has aggressively acted to control and reduce costs during the three-year period through strategic sourcing, manufacturing improvement and rationalization efforts in order to improve profitability in the segments.
Effect of Inflation
     During 2010 as the global economies improved, the pricing of commodities used in the manufacture of certain products escalated. Through the first half of 2010 Cooper realized price increases and productivity improvements at least equal to material purchase cost increases. During the second half of 2010 Cooper was unable to fully offset the inflationary costs for commodities by available market price increases with the impact of these inflationary pressures partially offset through productivity improvements.
     During 2009 as the global economies showed some signs of recovery, the pricing of commodities used in the manufacture of certain products began to escalate. However, in 2009 the overall mix of inflationary and deflationary material costs was not significant and Cooper was able to maintain customer pricing sufficient to offset the changing commodity costs.
     During 2008 there were significant increases in certain key commodities and components, which resulted in price increases in certain businesses, on occasion, lagging the increased costs. Through the first half of 2008 Cooper realized price increases and productivity improvements at least equal to material purchase cost increases. During the second half of 2008 Cooper was unable to fully offset inflationary costs for commodities by available market price increases primarily in certain product lines with heavy material content.
     Cooper endeavors to mitigate the price volatility of selected commodities such as copper and steel through the use of derivatives and supply agreements. The impact of changes to these commodity costs could impact margins for several quarters as a result of this activity. Cooper’s on-going initiatives to improve productivity and rationalize its operational base have mitigated increases in employee compensation and benefits, as well as general inflation on operating costs.
Liquidity and Capital Resources
Operating Working Capital
     For purposes of this discussion, operating working capital is defined as receivables and inventories less accounts payable.
     Cooper’s operating working capital decreased $1.9 million during 2010, exclusive of the Tools business contributed to Apex Tool Group in July 2010. A $98.2 million increase in accounts receivable and a $15.0 million increase in inventories offset by a $115.1 million increase in accounts payable were driven primarily by the 5.4% increase in total Electrical segment sales offset by aggressive actions to improve Cooper’s vendor terms and conditions. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital) for the fourth quarter of 2010 was 6.1 turns compared to 5.6 turns for the same period of 2009, reflecting efficient utilization of operating working capital.
     Cooper’s operating working capital decreased $263.5 million during 2009. A $213.7 million decrease in accounts receivable and a $157.9 million decrease in inventories partially offset by a $108.1 million decrease in accounts payable were driven primarily by a 22% decrease in sales and aggressive actions to right size Cooper’s businesses for current market conditions. Cooper’s operating working capital at December 31, 2009 was approximately 23% lower than at December 31, 2008, as operating working capital levels were adjusted to the current lower operating levels. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital) for the fourth quarter of 2009 was 5.4 turns compared to 4.9 turns for the same period of 2008.
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
Cash Flows
     Net cash provided by operating activities was $700.5 million during 2010. On December 7, 2010, Cooper issued $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. The cash from operating activities, plus net debt proceeds of $494.0 million from the December 2010 issuance and $81.4 million of cash received from stock option exercises resulted in more than a $600 million increase in cash and cash equivalents in 2010 after funding share purchases of $276.1 million, dividends of $177.4 million, capital expenditures of $98.5 million, and acquisitions of $93.2.
     Net cash provided by operating activities was $751.9 million during 2009. Cash provided by operating activities in 2009 is net of a $90 million payment related to a German tax dispute (see Note 16 of the Notes to the Consolidated Financial Statements for further information) and a $25 million voluntary contribution to the U.S. defined benefit pension plan. The cash from operating activities, plus $22.9 million from redemption of short-term investments and $20.1 million of cash received from stock option exercises was primarily used to fund debt repayments of $299.6 million, dividends of $167.4 million, capital expenditures of $126.7 million, acquisitions of $61.4 million, and share purchases of $38.5 million. On November 2, 2009, Cooper repaid the $275 million 5.5% senior unsecured notes at maturity with existing cash.
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
     Cooper’s financial position and liquidity remained strong during the recent global economic recession. While the length and depth of the recession was more severe than predicted by most experts, Cooper proactively and aggressively adjusted its cost structure. In this regard, in the fourth quarter of 2008 Cooper implemented contingency plans to reduce its cost structure and recognized a restructuring charge of $35.7 million primarily related to reductions in our workforce in excess of 2,200 employees. During 2009 Cooper further reduced its workforce by approximately 1,900 additional employees and recognized restructuring charges of $28.7 million. As part of these restructuring actions, Cooper approved the closure of ten factories and warehouses, eight of which were completed at the end of 2009. In 2010 Cooper completed the two remaining factory closures and recorded $8.0 million of costs associated with completion of these restructuring actions. Cash flows from operating activities in 2010, 2009 and 2008 have been reduced by $13.5 million, $52.3 million and $6.0 million expended in connection with these restructuring actions. At December 31, 2010, Cooper had completed the restructuring activities. See Note 14 of the Notes to the Consolidated Financial Statements for further information.

     The decrease in the value of the assets included in Cooper’s defined benefit pension plans (“Plans”) resulting from the deterioration in the securities markets in 2008 has been partially recovered in 2009 and 2010. Cooper made voluntary cash contributions to the Plans of $60 million in December 2008 and an additional $25 million in September 2009. The change in fair value of the Plans, the cash contributions and the actuarial change in the benefit obligations has been reflected in the accompanying consolidated financial statements as of and for the year ended December 31, 2010. The increase in fair value of the Plans’ assets and other actuarial changes in 2010 will result in a decrease to total pension costs for 2011 of approximately $7.3 million as compared to total pension costs in 2010. During 2011 Cooper expects to pay in cash approximately $6.0 million for payment of unfunded pension plan benefits and make approximately $2.7 million in employer contributions to certain international funded defined benefit pension plans. Cooper does not expect to have any minimum regulatory funding requirement for its U.S. funded defined benefit pension plan in 2011.
     Cooper currently anticipates that it will annually generate in excess of $550 million in cash flow available for acquisitions, debt repayment, dividends and common stock repurchases in 2011.
     As discussed in Note 20 of the Notes to the Consolidated Financial Statements, Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul in 1998 continue to be resolved through the tort system. Cooper anticipates that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will vary from year to year and could be material to Cooper’s operating cash flow for a particular reporting period or year, depending upon the case load for a particular year and the outcome of trials and settlement negotiations. In 2010 payments for indemnity and defense costs exceeded insurance recoveries, while in 2009 insurance recoveries exceeded cash outlays due to negotiated insurance settlements consummated during 2009. On February 1, 2011, Cooper entered into a settlement agreement that upon closing would resolve its asbestos liability regarding the Automotive Products segment. The settlement contemplates termination of the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and the creation of a Settlement Trust. Upon closing of the transactions contemplated by the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million, subject to certain reductions ($250 million at closing and the remainder due in installments over four years). After the closing, the Company and its subsidiaries will have no further obligations under the Mutual Guaranty Agreement. Consummation of the settlement is expected during the second quarter of 2011, subject to a favorable ruling regarding the tax treatment of the Settlement Trust from the Internal Revenue Service and other closing conditions. There can be no assurance that the settlement agreement will be consummated.
Debt
     At December 31, 2010 and 2009, Cooper had cash and cash equivalents of $1.0 billion and $381.6 million, respectively. At December 31, 2010 and 2009, Cooper had short-term debt of $7.7 million and $9.4 million, respectively. Cooper had no commercial paper outstanding at December 31, 2010 or 2009.
     On August 14, 2009, Cooper entered into a credit agreement that provides a $350 million three-year committed bank credit facility that matures in August 2012, replacing Cooper’s previous credit facility that was to mature in November 2009. Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facility.
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
     On December 7, 2010, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Proceeds from the financing have been primarily invested in highly liquid investments and will be used for general corporate purposes. Combined with the debt issuance discount, underwriting commissions and interest rate hedges implemented in anticipation of the offering, the 2016 notes have an effective annual cost to Cooper of 2.56% and the 2020 notes have an effective annual cost to Cooper of 4.02%.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     Cooper executes stand-by letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper’s performance or payments to third parties. The aggregate notional value of these instruments was $108.7 million and $107.4 million at December 31, 2010 and 2009, respectively. Approximately eighty percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

     The following table summarizes Cooper’s contractual obligations at December 31, 2010 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due
				Four to	After
		Less than	One to	Five	Five
	Total	One Year	Three Years	Years	Years
	(in millions)
Contractual Obligations:
Long-Term Debt	$1,427.5	$0.6	$325.8	$300.7	$800.4
Short-Term Debt	7.7	7.7	—	—	—
Interest Payments on Long-Term Debt	363.2	65.2	117.6	92.4	88.0
Noncancellable Operating Leases	101.7	24.2	35.7	17.4	24.4
Purchase Obligations	241.6	239.6	2.0	—	—
Other Long-Term Liabilities (1), (2)	208.8	18.7	35.1	33.3	121.7

	$2,350.5	$356.0	$516.2	$443.8	$1,034.5

(1)	Includes unfunded other postretirement benefit obligations, unfunded defined benefit pension plan liabilities and environmental liabilities. Also includes liabilities for underfunded U.S. and non-U.S. defined benefit pension plans.

(2)	Due to uncertainty with respect to the timing of future cash flows associated with Cooper’s unrecognized tax benefits at December 31, 2010, Cooper is unable to make reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $35.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Capitalization
     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of up to ten million shares of common stock with the repurchases being completed during 2010. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares. At December 31, 2010, 8,728,735 shares remain available to be repurchased under the February 9, 2009 authorization. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2011, Cooper’s current estimate is that 3 million shares would be issued under equity compensation plans. Cooper may continue to repurchase shares under these authorizations from time to time during 2011. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. At December 31, 2010, 2009 and 2008, Cooper’s debt-to-total capitalization ratio was 30.8%, 24.0% and 32.1%, respectively.
     On February 12, 2008, Cooper announced that the Board of Directors approved an increase in the annual dividend rate of Cooper’s common stock by $.16 per share to $1.00 per share. On February 15, 2010, Cooper’s Board of Directors declared a dividend of $.27 per share increasing the annual dividend rate of Cooper’s common stock to $1.08 per share. On February 15, 2011, Cooper announced that the Board of Directors approved an increase in the annual dividend rate of Cooper’s common stock by $.08 per share to $1.16.

Capital Expenditures and Commitments
     Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity were $99 million in 2010, $127 million in 2009 and $137 million in 2008. Capital expenditures are projected to be approximately $120 to $140 million in 2011. Projected expenditures for 2011 will focus on capacity expansions in key markets, development of new products and cost reduction programs.
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
     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2010 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates and weighted average interest rates in effect during the periods presented.

	2011	2012	2013	2014	2015	Thereafter	Total
	($ in millions)
Long-term debt:
Fixed-rate (U.S. Dollar)	$0.6	$325.4	$0.4	$0.5	$300.2	$800.4	$1427.5
Average interest-rate	4.8%	4.8%	4.7%	4.7%	4.7%	4.7%	4.7%

Cross-currency swaps:
Fixed to fixed:
Notional amount (1)	$325.0	$325.0	$—	$—	$—	$—	$325.0
Average pay-rate	3.5%	3.5%	—	—	—	—	3.5%
Average receive-rate	5.2%	5.2%	—	—	—	—	5.2%

(1)	Cooper entered into cross-currency swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to € 272.6 million with an annual interest rate of approximately 3.5%.
     The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2009 that were sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates and weighted average interest rates.

	2010	2011	2012	2013	2014	Thereafter	Total
	($ in millions)
Long-term debt:
Fixed-rate (U.S. Dollar)	$2.3	$—	$325.0	$—	$—	$600.0	$927.3
Average interest-rate	5.7%	5.7%	5.7%	5.8%	5.8%	5.8%	5.8%

Cross-currency swaps:
Fixed to fixed:
Notional amount (1)	$325.0	$325.0	$325.0	$—	$—	$—	$325.0
Average pay-rate	3.5%	3.5%	3.5%	—	—	—	3.5%
Average receive-rate	5.2%	5.2%	5.2%	—	—	—	5.2%

(1)	Cooper entered into cross-currency swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to € 272.6 million with an annual interest rate of approximately 3.5%.

     The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $10 million at December 31, 2010. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

	Mature in 2011	Mature in 2012
	(in millions, where applicable)
U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Great Britain Pounds
Notional amount	$47.2	$328.8
Average contract rate	1.688	1.909

U.S. Dollar Functional Currency
Buy Great Britain Pounds / Sell U.S. Dollars
Notional amount	$11.7	$159.0
Average contract rate	1.856	1.847

U.S. Dollar Functional Currency
Buy Canadian Dollars / Sell U.S. Dollars
Notional amount	$370.1	—
Average contract rate	1.029	—

U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$349.0	—
Average contract rate	1.026	—

U.S. Dollar Functional Currency
Buy Euro / Sell U.S. Dollars
Notional amount	$341.2	—
Average contract rate	1.317	—

U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Euro
Notional amount	$115.8	—
Average contract rate	1.304	—

Canadian Dollar Functional Currency
Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$35.4	—
Average contract rate	.978	—

U.S. Dollar Functional Currency
Buy Singapore Dollars / Sell U.S. Dollars
Notional amount	$16.8	—
Average contract rate	.751	—
     Changes in availability and fluctuations in commodity prices for raw materials such as steel, copper, aluminum and zinc affect Cooper’s earnings and cash flows. Cooper primarily manages this exposure through price changes; however, in periods of significant increases in commodity prices, the price increases in certain businesses, on occasion, lag the increased costs. Cooper also uses commodity swaps to reduce the volatility of price fluctuations on a portion of certain forecasted material purchases for copper, aluminum and zinc for periods up to eighteen months. At December 31, 2010, Cooper has commodity swaps with a notional amount of approximately $14 million, all of which mature in 2011. At December 31, 2009, Cooper had commodity swaps with a notional amount of approximately $15 million, all of which matured in 2010.

     The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $10 million at December 31, 2009. The notional amount was used to calculate the contractual payments exchanged under the contracts. The notional amount represented the U.S. dollar equivalent.

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
See Note 19 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of Cooper’s financial instruments.

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
     Cooper recognizes revenues when products are shipped, and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required. The accrual for sales returns and other allowances reported net in receivables was $59.1 million and $77.1 million at December 31, 2010 and 2009, respectively.
     Cooper provides certain customers incentives primarily consisting of volume discounts and other short-term discount and promotion programs. Cooper recognizes these incentives as a reduction in reported revenues at the time of the qualifying sale based on our estimate of the ultimate incentive amount to be earned using historical experience and known trends. If actual customer incentives differ from our estimates, adjustments to our accruals may be required. The accrual for customer incentives reported in accrued liabilities was $77.0 million and $63.9 million at December 31, 2010 and 2009, respectively.
     Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, adjustments to our inventory allowances may be required. The allowance for excess and obsolete inventory was $57.8 million at December 31, 2010 and $66.8 million at December 31, 2009.
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
     Total net periodic pension benefit cost was $16.6 million in 2010, $26.1 million in 2009 and $7.6 million in 2008. The increase in the net periodic pension cost in 2009 resulted from a decline in fair value of the plan assets and other actuarial changes related to the deterioration in the securities markets in 2008. Total net periodic pension benefit cost in 2008 includes a $3.7 million curtailment loss as a result of ceasing future benefit accruals for two defined benefit plans in the U.K. The decrease in the net periodic pension cost in 2010 resulted from a partial recovery in the fair value of the plan assets, contribution of certain pension plans to the Tools joint venture in July 2010 and other actuarial changes. The estimated net periodic pension benefit cost of $9.3 million for 2011 has been estimated assuming a discount rate of 5.0% and an expected return on plan assets of 8.25%. See Note 17 of the Notes to the Consolidated Financial Statements.
     The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense. Differences between assumptions and actual experience are deferred in accumulated other nonowner changes in equity as actuarial net gains and losses. Actuarial net gains and losses in excess of a minimum annual amount are amortized and recognized in net periodic postretirement benefit cost over the average remaining life expectancy of the participants. Net periodic postretirement benefit cost was $0.7 million in 2010, ($0.4) million in 2009 and $0.7 million in 2008. Net periodic postretirement benefit cost is expected to be approximately ($1.5) million in 2011, assuming a discount rate of 4.75%. See Note 17 of the Notes to the Consolidated Financial Statements.
     Stock-based compensation expense is recorded for stock-option grants, performance-based and restricted stock awards based upon fair value. The fair value of stock option awards is estimated at the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Cooper stock, historical volatility of Cooper stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of performance-based and restricted stock awards granted is measured at the market price on the grant date. Performance awards are typically arranged in levels, with increasing number of shares earned as higher levels of growth are achieved. If goal-level assumptions are not met, stock-based compensation expense is adjusted and previously recognized compensation expense would be reversed. During 2007 and through the third quarter of 2008, performance goals for performance awards granted in 2007 and 2008 were assumed to be achieved at the maximum level. In the fourth quarter of 2008, Cooper revised its assumption to lower the performance goals assumed to be achieved to below the maximum level for these awards. The revised achievement levels assumed for the 2007 and 2008 performance award grants considered the past performance and current expectations of future performance in the respective three-year performance period. As a result of lowering the performance goals assumed to be achieved, Cooper adjusted previously recognized stock-based compensation expense by reducing operating expenses in the fourth quarter of 2008 by $11.3 million. Performance goals were achieved at the maximum level for performance awards granted in 2009. Performance goals for performance awards granted in 2010 are assumed to be achieved at the maximum level. Total stock-based compensation expense was $32.0 million in 2010, $26.3 million in 2009 and $23.1 million in 2008. See Note 15 of the Notes to the Consolidated Financial Statements.
     Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper’s potential liability is determined based on estimates of Cooper’s proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, Cooper’s estimate of its environmental liabilities may change. The liability for environmental remediation was $21.4 million at December 31, 2010 and $25.4 million at December 31, 2009. See Note 8 of the Notes to the Consolidated Financial Statements.
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
     Cooper is subject to income taxes in both the United States and numerous non-U.S. jurisdictions. Cooper is regularly under examination by various tax authorities. United States federal and state tax authorities and tax authorities in other countries have challenged the amount of taxes due for certain tax periods. Cooper evaluates the potential exposure associated with various filing positions and records a liability for tax contingencies. Although Cooper believes all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. The resolution of tax audits and litigation could have a material effect on Cooper’s consolidated cash flows in the period or periods for which that determination is finalized. In 2010, 2009 and 2008, Cooper reduced income tax expense by $5.6 million, $12.7 million and $23.2 million, respectively, as a result of the expiration of statute of limitations, tax settlements and other discrete tax items. See Note 16 of the Notes to the Consolidated Financial Statements.
     Cooper has goodwill of $2.36 billion and $2.34 billion (excluding $305 million related the Tools segment) at December 31, 2010 and December 31, 2009, respectively. Cooper records goodwill related to business acquisitions when the purchase price exceeds the fair value of identified assets and liabilities acquired. Goodwill is subject to an annual impairment test and Cooper has designated January 1 as the date of this test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value; an interim impairment test would be performed between annual tests. Cooper has identified seven reporting units, consisting of three units in the Energy and Safety Solutions reportable operating segment and four units in the Electrical Products Group reportable operating segment for which goodwill is tested for impairment.
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
     The starting point for the assumptions used in our discounted cash flow analysis is the annual long range financial forecast which projects our future results for a three year period. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, customer needs and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long range financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control. The long range financial forecast is typically completed early in the fourth quarter of each year, and it serves as the primary basis for our estimate of reporting unit fair values used in our annual impairment tests, absent significant changes in our outlook on future results. To determine the outlook beyond the horizon of the long range financial forecast period, we estimated a 3% annual growth rate beyond 2013 to arrive at a “normalized” residual year representing the perpetual cash flows of each reporting unit. The forecasted 3% annual growth rate is less than Cooper’s historical compounded annual growth rate achieved through 2010 for the prior five year period and is consistent with the historical compounded annual growth rate over the prior ten year period. The residual year cash flow was capitalized to arrive at the terminal value for each of the reporting units. Utilizing a discount rate of 12% for each reporting unit, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value for each of the reporting units. We assumed a discount rate of 11% in our discounted cash flow analysis at January 1, 2010 for each of our reporting units. In determining the appropriate discount rate, we considered the weighted average cost of capital for market participants.
     Due to the effects of the recent global economic recession and the various stages of recovery in each of our operations, we determined that the excess fair value for each of our reporting units over its carrying value as of January 1, 2011 was generally consistent with such excess as of January 1, 2010, with the margin by which the estimated fair value exceeded carrying value generally improving. If the recovery from the recent global economic recession takes longer than we have projected or the economic environment worsens, the estimated fair values of our reporting units could decrease.
     The following table provides information ($ in millions) for each of Cooper’s reporting units.

					Percentage
					Reduction
		Fair Value		Fair Value	Required to
		in Excess		in Excess	Reduce 1/1/11
		of Carrying		of Carrying	Estimated Fair
	Goodwill at	Value at	Goodwill at	Value at	Value to
Reporting Unit	12/31/09 (2)	1/1/10 (1)	12/31/10 (2)	1/1/11 (1)	Carrying Value

B-Line	$304.2	93%	$303.9	111%	53%
Bussmann	333.8	61%	332.7	107%	52%
Crouse-Hinds	356.7	296%	344.2	250%	71%
Lighting	375.7	91%	379.3	136%	58%
Wiring Devices	113.3	103%	114.1	82%	45%
Power Systems	446.1	81%	452.8	182%	65%
Safety	408.5	31%	429.5	31%	23%
Tools	304.9	32%	—	—	—

(1)	Expressed as a percentage of carrying value.

(2)	In connection with certain changes in management responsibilities for our Interconnect business in 2010, Cooper reallocated approximately $33.5 million of goodwill to the Wiring Devices reporting unit from the Crouse-Hinds reporting unit, which is reflected for all periods in the above table. There were no other changes in the allocation of goodwill between reporting units. The remaining changes in goodwill are due to the effect of acquisitions and translation.
     In addition to estimating the fair value of each of our reporting units using the discounted cash flow analysis as described above, we compared the sum of the fair values of our reporting units that resulted from the discounted cash flow analysis to our market capitalization to determine that our estimates of reporting unit fair value were reasonable. As of December 31, 2010, our equity market capitalization was approximately $9.7 billion, compared to the $3.2 billion book value of equity. As of December 31, 2009, our equity market capitalization was approximately $7.2 billion, compared to the $3.0 billion book value of equity.
     The above table reflects the percentage reduction in estimated fair value required to reduce the stated fair value estimates to the respective reporting unit’s carrying value at January 1, 2011. To evaluate the sensitivity of the fair value calculations and to address the uncertainty inherent in estimating the fair values of our reporting units, we applied a range of discount rates and long-term cash flow growth assumptions. Discount rates applied ranged from 10% to 14% with long-term cash flow growth assumptions ranging from 2% to 4%. Under this range of assumptions, no scenario would reduce the fair value of a reporting unit below its carrying value. If the projected recovery from the global economic recession is significantly delayed beyond our projections, it is possible the estimated fair values of certain reporting units could decrease such that the second step of the goodwill impairment test must be completed.

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
     In October 1998 Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further in Item 3 — Legal Proceedings and Note 20 of the Notes to the Consolidated Financial Statements, on September 30, 2008, the Bankruptcy Court issued its final ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received in October 2008 the $141 million payment, including interest, from the Federal-Mogul Bankruptcy estate and continues to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims.
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
     During 2009 Cooper recognized an after tax gain from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense, from negotiated insurance settlements consummated in 2009 that were not previously recognized. Cooper expects that additional insurance recoveries will be obtained as insurance-in-place agreements are consummated or settlements with insurance carriers are completed. The timing and value of these agreements and settlements cannot currently be estimated as they may be subject to extensive additional negotiation and litigation.
Asbestos Liability Estimate
     As of December 31, 2010, Cooper estimates that the undiscounted liability for pending and future indemnity and defense costs for the next 45 years will be $747.1 million. This amount includes accruals for unpaid indemnity and defense costs at December 31, 2010 which are not significant. The estimated liability is before any tax benefit or insurance recoveries and is not discounted as the timing of the actual payments is not reasonably predictable.
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
     Abex discontinued using asbestos in the Abex Friction product line in the 1970’s and epidemiological studies that are publicly available indicate the incidence of asbestos-related disease is in decline and should continue to decline steadily. Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believes are reasonably possible that indicate a broader range of potential estimates from $500 to $785 million (undiscounted).
Asbestos Receivable Estimate
     As of December 31, 2010, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $670 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of December 31, 2010, Cooper’s receivable for recoveries of costs from insurers amounted to $163.6 million, of which $59.5 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers may defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 92% of the $163.6 million receivable from insurance companies at December 31, 2010 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
     Cooper expects that additional insurance recoveries will be obtained as insurance-in-place agreements are consummated or settlements with insurance carriers are completed. However, extensive litigation with the insurance carriers may be required to receive those additional recoveries.
     The amounts recorded by Cooper for its asbestos liability and related insurance receivables are not discounted and rely on assumptions that are based on currently known facts and strategy. The value of the liability on a discounted basis net of the amount of insurance recoveries likely to materialize in the future would be significantly lower than the net amounts currently recognized in the balance sheet. Cooper’s actual asbestos costs or insurance recoveries could be higher or lower than those recorded if assumptions used in the estimation process vary significantly from actual results over time. As the estimated liability is not discounted and extends over 45 years, any changes in key assumptions could have a significant impact on the recorded liability. Key variables in these assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, the number of years these assumptions are projected into the future, and the resolution of on-going negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper will review these assumptions on a periodic basis to determine whether any adjustments are required to the estimate of its recorded asbestos liability and related insurance receivables.
     Cooper anticipates that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will vary from year to year and could be material to Cooper’s operating cash flow for a particular reporting period or year, depending upon the case load for a particular year and the outcome of trials and settlement negotiations. In 2010 payments for indemnity and defense costs exceeded insurance recoveries, while in 2009 insurance recoveries exceeded cash outlays due to negotiated insurance settlements consummated during 2009. On February 1, 2011, Cooper entered into a settlement agreement that upon closing would resolve its asbestos liability regarding the Automotive Products segment. The settlement contemplates termination of the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and the creation of a Settlement Trust. Upon closing of the transactions contemplated by the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million, subject to certain reductions ($250 million at closing and the remainder due in installments over four years). After the closing, the Company and its subsidiaries will have no further obligations under the Mutual Guaranty Agreement. Consummation of the settlement is expected during the second quarter of 2011, subject to a favorable ruling regarding the tax treatment of the Settlement Trust from the Internal Revenue Service and other closing conditions.
     As discussed above, the Company has recorded an estimated accrual on an undiscounted basis for pending and future indemnity and defense costs under the Mutual Guaranty. In addition, the Company has recorded a receivable for related insurance recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. Upon completion of the transactions contemplated by the settlement agreement, the Company expects that it will adjust its estimated net liability currently recorded for its obligations under the Mutual Guaranty with the amount payable under the settlement agreement, which is expected to result in a pre-tax, noncash gain for the difference between the two amounts. There can be no assurance that the settlement agreement will be consummated or such pre-tax noncash gain will be realized.
Recently Issued Accounting Standards
     There are no recently issued accounting standards that Cooper expects to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required by this Item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Cooper’s consolidated financial statements, together with the report thereon of Ernst & Young LLP and the supplementary financial data are set forth on pages F-1 through F-52 hereof. (See Item 15 for Index.)

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
     The information required by this Item is set forth under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2011 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

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
3.	Exhibits
2.0	Scheme of Arrangement between Cooper Industries, Ltd. and the Class A Common Shareholders (incorporated by reference to Annex A to Cooper’s Definitive Proxy Statement on Schedule 14A filed July 16, 2009).

3.1	Memorandum and Articles of Association of Cooper Industries plc (incorporated by reference to Exhibit 3.1 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

3.2	Certificate of Incorporation of Cooper Industries plc (incorporated by reference to Exhibit 3.2 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.1	Second Amended and Restated Rights Agreement, dated September 8, 2009, by and among Cooper Industries plc, Cooper Industries, Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated by referenced to Exhibit 4.1 to Cooper Industries plc’s Form 8-K filed on September 9, 2009).

4.2	Indenture dated as of January 15, 1990, between Cooper Industries, Inc. and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(a) to Cooper’s Registration Statement on Form S-3, Registration No. 33-33011).

4.3	First Supplemental Indenture dated as of May 15, 2002 between Cooper Industries, Inc. and JPMorgan Chase Bank, N.A., as successor Trustee to The Chase Manhattan Bank (National Association) (incorporated by reference to Exhibit 4.3 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.4	Second Supplemental Indenture dated as of June 21, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to Cooper’s Form 10-Q for the quarter ended June 30, 2002).

4.5	Third Supplemental Indenture dated as of October 28, 2002 among Cooper Industries, Inc., Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 10-Q for the quarter ended September 30, 2002).

4.6	Fourth Supplemental Indenture dated as of January 1, 2005 among Cooper Industries, LLC, Cooper Industries, Ltd. and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4 to Cooper’s Form 10-Q for the quarter ended March 31, 2005).

4.7	Indenture dated as of November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed November 9, 2005).

4.8	Registration Rights Agreement dated November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors, and Banc of America Securities LLC and Citigroup Global Markets, Inc. as representatives of several initial purchasers of $325 million aggregate principal amount of debt securities (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed November 9, 2005).

4.9	Form of Indenture among Cooper US, Inc., Cooper Industries, Ltd. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K dated June 13, 2007).

4.10	Form of First Supplemental Indenture among Cooper US, Inc., Cooper Industries, Ltd., the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K dated June 13, 2007).

4.11	Form of Second Supplemental Indenture among Cooper US, Inc. Cooper Industries, Ltd., the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K dated March 24, 2008).

4.12	Fifth Supplemental Indenture, dated as of September 8, 2009, by and among Cooper Industries, LLC, Cooper Industries, Ltd., Cooper Industries plc and The Bank of New York Mellon Trust Company, N.A., (successor to JPMorgan Chase Bank, N.A.) as Trustee (incorporated by reference to Exhibit 4.2 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.13	First Supplemental Indenture, dated as of September 8, 2009, by and among Cooper US, Inc., the Guarantors (as defined therein), Cooper Industries plc and The Bank of New York Mellon Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.) as Trustee (incorporated by reference to Exhibit 4.3 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.14	Third Supplemental Indenture, dated as of September 8, 2009, by and among Cooper US, Inc., the Guarantors (as defined therein), Cooper Industries plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.4 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.15	Indenture, dated December 7, 2010, among Cooper US, Inc., Cooper Industries plc, and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed December 7, 2010).

4.16	First Supplemental Indenture, dated December 7, 2010, among Cooper US, Inc., Cooper Industries plc, the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed December 7, 2010).

4.17	Second Supplemental Indenture, dated December 7, 2010, among Cooper US, Inc., Cooper Industries plc, the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 to Cooper’s Form 8-K filed December 7, 2010).

10.1	Cooper Industries, Ltd. Directors Deferred Compensation Plan (as Amended and Restated as of November 4, 2008) (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.4	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Cooper US, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.8	Cooper US, Inc. Base Salary Deferral Plan (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.9	Cooper Industries Amended and Restated Management Annual Incentive Plan (as Amended and Restated for Non-Deferral Terms as of February 13, 2006) (as Amended and Restated in connection with Section 409A effective January 1, 2005) (incorporated by reference to Exhibit 10.9 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.10	First Amendment to Cooper Industries Amended and Restated Management Annual Incentive Plan (As Amended and Restated for Non-Deferral Terms as of February 13, 2006) (As Amended and Restated in connection with Section 409A, Effective January 1, 2005) (incorporated by reference to Exhibit 10.6 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.11	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries Amended and Restated Management Annual Incentive Plan (incorporated by reference to Exhibit 10.10 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.12	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.13	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003) (incorporated by reference to Exhibit 10.12 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.14	Management Incentive Compensation Deferral Plan Post—2004 Part (Effective January 1, 2005) (incorporated by reference to Exhibit 10.12 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.15	Cooper Industries plc Amended and Restated Stock Incentive Plan (As Amended and Restated September 8, 2009) (incorporated by reference to Exhibit 10.7 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.16	First Amendment to Cooper Industries plc Amended and Restated Stock Incentive Plan (As Amended and Restated September 8, 2009). (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the quarter ended March 31, 2010).

10.17	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries, Ltd. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.18	Form of Incentive Stock Option Agreement for Cooper Industries, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.19	Form of Nonqualified Stock Option Agreement for Cooper Industries Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the quarter ended March 31, 2010).

10.20	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2008 to December 31, 2010 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2008).

10.21	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the 2009 performance period (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2009).

10.22	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2010 to December 31, 2012 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2010).

10.23	Form of Cooper US Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.24	Amended and Restated Cooper Industries plc Directors’ Stock Plan (As Amended and Restated as of September 8, 2009) (incorporated by reference to Exhibit 10.3 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.25	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (incorporated by reference to Exhibit 10.8 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.26	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.27	Cooper Industries plc Amended and Restated Directors’ Retainer Fee Stock Plan (As Amended and Restated as of September 8, 2009) (incorporated by reference to Exhibit 10.4 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.28	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (incorporated by reference to Exhibit 10.9 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.29	Form of Management Continuity Agreement between Cooper Industries plc and key management personnel (incorporated by reference to Exhibit 10.28 to Cooper’s Form 10-K for the year ended December 31, 2009).

10.30	Form of Indemnification Agreements for directors and Secretary of Cooper Industries plc (incorporated by reference to Exhibits 10.1 and 10.2 to Cooper’s Form 10-Q for the quarter ended September 30, 2010).

10.31	Form of Indemnification Agreement for officers of Cooper Industries plc (incorporated by reference to Exhibit 10.2 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.32	Purchase and Sale Agreement between Cooper Industries, Inc. and Federal-Mogul Corporation dated August 17, 1998 (incorporated herein by reference to Exhibit 10(i) of Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.33	Term Sheet Pneumo Abex Settlement Plan A and Plan B dated as of July 6, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 99.1 to Cooper’s Form 8-K dated July 20, 2006).

10.34	Plan B Settlement Agreement dated as of September 18, 2006 among Cooper Industries, Ltd.; Cooper Industries, LLC; Federal-Mogul Corporation; Federal-Mogul Products, Inc.; the Future Claimants’ Representative for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; the Official Committee of Asbestos Claimants for Federal-Mogul Corporation and Federal-Mogul Products, Inc.; Pneumo Abex LLC; and PCT International Holdings, Inc. (incorporated by reference to Exhibit 10.28 to Cooper’s Form 10-K for the year ended December 31, 2006).

10.35	Five-Year Credit Agreement dated November 3, 2004 among Cooper Industries, Ltd., Cooper US, Inc. and the banks named therein (incorporated by reference to Exhibit 10.25 of Cooper’s Form 10-K for the year ended December 31, 2004).

10.36	Credit Agreement, dated August 14, 2009, among Cooper Industries, Ltd., Cooper US, Inc., the Subsidiary Guarantors named therein and the banks named therein (incorporated by reference to Exhibit 10.9 to Cooper Industries plc’s Form 10-Q for the period ended September 30, 2009).

10.37	Benefits Continuation Agreement dated November 2, 2010 among Cooper Industries plc, Cooper US, Inc. and Kirk S. Hachigian (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the quarter ended September 30, 2010).

10.38	Full and Final Release, Settlement and Indemnity Agreement dated as of February 1, 2011, among M & F Worldwide Corp., Pneumo Abex LLC, Mafco Worldwide Corporation, Mafco Consolidated Group LLC, PCT International Holdings Inc., Cooper Industries plc, Cooper Industries, Ltd., Cooper Holdings Ltd., Cooper US, Inc. and Cooper Industries, LLC (incorporated by reference to Exhibit 10.1 to Cooper’s Form 8-K filed February 4, 2011).

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2006 through 2010.

21.0	List of Cooper Industries plc Significant Subsidiaries.

23.0	Consent of Ernst & Young LLP.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries plc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
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
5 Fitzwilliam Square
Dublin 2, Ireland

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER INDUSTRIES PLC
Date: February 22, 2011	By:	/s/ Kirk S. Hachigian
Kirk S. Hachigian, Chairman, President
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kirk S. Hachigian	Chairman, President and	February 22, 2011
Kirk S. Hachigian	Chief Executive Officer

/s/ David A. Barta	Senior Vice President and	February 22, 2011
David A. Barta	Chief Financial Officer

/s/ Rick L. Johnson Rick L. Johnson	Vice President, Controller and Chief Accounting Officer	February 22, 2011

*STEPHEN G. BUTLER Stephen G. Butler	Director	February 22, 2011

*ROBERT M. DEVLIN Robert M. Devlin	Director	February 22, 2011

*IVOR J. EVANS Ivor J. Evans	Director	February 22, 2011

*LINDA A. HILL Linda A. Hill	Director	February 22, 2011

*LAWRENCE D. KINGSLEY Lawrence D. Kingsley	Director	February 22, 2011

*JAMES J. POSTL James J. Postl	Director	February 22, 2011

*DAN F. SMITH Dan F. Smith	Director	February 22, 2011

*GERALD B. SMITH Gerald B. Smith	Director	February 22, 2011

*MARK S. THOMPSON Mark S. Thompson	Director	February 22, 2011

* By:	/s/ Bruce M. Taten Bruce M. Taten, as Attorney-In-Fact
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
     Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
     Cooper’s independent registered public accounting firm has issued an audit report on Cooper’s internal control over financial reporting. This report appears on Page F-2.

Kirk S. Hachigian	David A. Barta	Rick L. Johnson
Chairman, President and	Senior Vice President and	Vice President, Controller
Chief Executive Officer	Chief Financial Officer	and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Cooper Industries plc:
We have audited Cooper Industries plc’s (“the Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 22, 2011, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Cooper Industries plc:
     We have audited the accompanying consolidated balance sheets of Cooper Industries plc (“the Company”), as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
February 22, 2011

COOPER INDUSTRIES PLC
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share data)
Revenues	$5,065.9	$5,069.6	$6,521.3
Cost of sales	3,380.6	3,483.8	4,396.7
Selling and administrative expenses	986.1	1,011.8	1,194.6
Equity in (income) of Apex Tool Group, LLC	(22.8)	—	—
Loss related to contribution of net assets to Apex Tool Group, LLC	134.5	—	—
Restructuring and asset impairment charges	8.0	29.9	52.4

Operating earnings	579.5	544.1	877.6
Interest expense, net	49.4	61.4	70.4

Income from continuing operations before income taxes	530.1	482.7	807.2
Income taxes expense	86.3	69.1	191.6

Income from continuing operations	443.8	413.6	615.6
Income related to discontinued operations, net of income taxes	—	25.5	16.6

Net income	$443.8	$439.1	$632.2

Income per common share
Basic:
Income from continuing operations	$2.67	$2.47	$3.54
Income from discontinued operations	—	.15	.10

Net income	$2.67	$2.62	$3.64

Diluted:
Income from continuing operations	$2.64	$2.46	$3.51
Income from discontinued operations	—	.15	.09

Net income	$2.64	$2.61	$3.60

Cash dividends declared per common share	$1.08	$1.00	$1.00

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in millions)
ASSETS
Cash and cash equivalents	$1,035.3	$381.6
Receivables, less allowances	795.9	697.7
Inventories	438.9	423.9
Current discontinued operations receivable	13.0	12.7
Other current assets	207.5	210.1

Total current assets	2,490.6	1,726.0

Property, plant and equipment, less accumulated depreciation	608.3	639.0
Investment in Apex Tool Group, LLC	511.3	—
Assets to be contributed to Apex Tool Group, LLC	—	588.9
Goodwill	2,356.5	2,338.3
Other intangible assets, less accumulated amortization	333.6	306.8
Long-term discontinued operations receivable	150.6	166.6
Other noncurrent assets	217.7	218.8

Total assets	$6,668.6	$5,984.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$7.7	$9.4
Accounts payable	462.6	347.5
Accrued liabilities	510.1	460.6
Current discontinued operations liability	45.4	43.4
Current maturities of long-term debt	0.6	2.3

Total current liabilities	1,026.4	863.2

Long-term debt	1,420.4	922.7
Liabilities to be contributed to Apex Tool Group, LLC	—	140.1
Long-term discontinued operations liability	701.7	741.1
Other long-term liabilities	314.0	354.0

Total liabilities	3,462.5	3,021.1

Common stock, $.01 par value	1.7	1.7
Retained earnings	3,658.7	3,254.1
Treasury stock	(288.6)	(12.5)
Accumulated other nonowner changes in equity	(165.7)	(280.0)

Total shareholders’ equity	3,206.1	2,963.3

Total liabilities and shareholders’ equity	$6,668.6	$5,984.4

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Cash flows from operating activities:
Net income	$443.8	$439.1	$632.2
Adjust: (Income) related to discontinued operations	—	(25.5)	(16.6)

Income from continuing operations	443.8	413.6	615.6
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	140.1	145.6	143.1
Deferred income taxes	(24.8)	8.1	26.0
Excess tax benefits from stock options and awards	(13.8)	(2.7)	(10.2)
Equity in (income) of Apex Tool Group, LLC	(22.8)	—	—
Loss related to contribution of net assets to Apex Tool Group	134.5	—	—
Restructuring and asset impairment charges	8.0	29.9	52.4
Changes in assets and liabilities: (1)
Receivables	(102.6)	244.5	22.7
Inventories	(16.1)	175.0	16.6
Accounts payable and accrued liabilities	161.2	(211.7)	(80.4)
Discontinued operations assets and liabilities, net	(21.7)	24.0	139.7
Other assets and liabilities, net	14.7	(74.4)	(29.1)

Net cash provided by operating activities	700.5	751.9	896.4

Cash flows from investing activities:
Capital expenditures	(98.5)	(126.7)	(137.0)
Cash paid for acquired businesses	(93.2)	(61.4)	(297.0)
Cash restricted for business acquisition	—	—	290.1
Proceeds from short-term investments	—	22.9	65.7
Proceeds from sales of property, plant and equipment and other	4.6	7.4	1.8

Net cash used in investing activities	(187.1)	(157.8)	(76.4)

Cash flows from financing activities:
Proceeds from issuances of debt	495.2	—	297.6
Debt issuance costs	(0.9)	(1.8)	(0.6)
Proceeds from debt derivatives	(0.3)	—	0.5
Repayments of debt, net	(4.3)	(299.6)	(397.2)
Dividends	(177.4)	(167.4)	(170.3)
Purchases of treasury shares	(276.1)	(12.5)	—
Purchases of common shares	—	(26.0)	(517.2)
Excess tax benefits from stock options and awards	13.8	2.7	10.2
Proceeds from exercise of stock options and other	81.4	20.1	17.1

Net cash provided by (used in) financing activities	131.4	(484.5)	(759.9)

Effect of exchange rate changes on cash and cash equivalents	8.9	13.2	(34.1)

Increase in cash and cash equivalents	653.7	122.8	26.0

Cash and cash equivalents, beginning of year	381.6	258.8	232.8

Cash and cash equivalents, end of year	$1,035.3	$381.6	$258.8

(1)	Net of the effects of acquisitions and translation.
The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Capital			Other
		In Excess			Nonowner
	Common	of Par	Retained	Treasury	Changes in
	Stock	Value	Earnings	Stock	Equity	Total
Balance December 31, 2007	$1.8	$85.7	$2,835.1	$—	$(80.7)	$2,841.9
Net income			632.2			632.2
Pension and post retirement benefits					(88.6)	(88.6)
Translation adjustment					(136.0)	(136.0)
Change in fair value of derivatives					(24.4)	(24.4)

Net income and other nonowner changes in equity						383.2

Common stock dividends			(174.7)			(174.7)
Stock-based compensation		22.7				22.7
Purchases of common shares	(0.1)	(159.9)	(357.2)			(517.2)
Stock issued under employee stock plans		49.6				49.6
Other activity		1.9				1.9

Balance December 31, 2008	1.7	—	2,935.4	—	(329.7)	2,607.4
Net income			439.1			439.1
Pension and post retirement benefits					(11.8)	(11.8)
Translation adjustment					50.3	50.3
Change in fair value of derivatives					11.2	11.2

Net income and other nonowner changes in equity						488.8

Common stock dividends			(167.1)			(167.1)
Stock-based compensation			26.3			26.3
Purchases of common shares			(26.0)			(26.0)
Purchases of treasury shares				(12.5)		(12.5)
Stock issued under employee stock plans			38.8			38.8
Other activity			7.6			7.6

Balance December 31, 2009	1.7	—	3,254.1	(12.5)	(280.0)	2,963.3
Net income			443.8			443.8
Pension and post retirement benefits					21.6	21.6
Translation adjustment					95.1	95.1
Change in fair value of derivatives					(2.4)	(2.4)

Net income and other nonowner changes in equity						558.1

Common stock dividends			(179.7)			(179.7)
Stock-based compensation			33.0			33.0
Purchases of treasury shares				(276.1)		(276.1)
Stock issued under employee stock plans			103.1			103.1
Other activity			4.4			4.4

Balance December 31, 2010	$1.7	$—	$3,658.7	$(288.6)	$(165.7)	$3,206.1

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
     In June 2009 our Board of Directors approved moving Cooper’s place of incorporation from Bermuda to Ireland. This move was part of a reorganization that created a newly formed Irish company, Cooper Industries plc. We completed the first step in this reorganization by establishing our tax residency in Ireland in December 2008. At a Special Shareholders’ Meeting on August 31, 2009, shareholders voted in favor of completing the reorganization pursuant to which all Cooper Industries, Ltd. Class A common shares held by public shareholders would be cancelled and all holders of such shares would receive ordinary shares of Cooper Industries plc on a one-for-one basis. The reorganization transaction was completed on September 8, 2009, following approval from the Supreme Court of Bermuda, at which time Cooper Industries plc replaced Cooper Industries, Ltd. as the ultimate parent company. Shares of the Irish company, Cooper Industries plc, began trading on the New York Stock Exchange on September 9, 2009 under the symbol CBE, the same symbol under which Cooper Industries, Ltd. shares were previously traded. This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Cooper Industries, Ltd. for periods prior to this transaction are considered to be the historical financial statements of Cooper Industries plc. No changes in asset or liability amounts resulted from this transaction. Cooper Industries plc has provided a guarantee of amounts due under certain borrowing arrangements as described in Notes 10 and 22. See Note 11 for a discussion of the capital structure of Cooper Industries plc.
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
Cash Equivalents: For purposes of the consolidated statements of cash flows, Cooper considers all highly liquid investments which are readily convertible to cash, present insignificant risk of changes in value due to interest rate fluctuations and have original maturities of three months or less to be cash equivalents.
Restricted Cash: For purposes of the 2008 statement of cash flows, Cooper recorded cash held at December 31, 2007 in an account for the irrevocable tender offer to purchase all outstanding shares of MTL Instruments Group plc, a publicly-traded company based in the United Kingdom, as restricted cash until consummation of the transaction in 2008.
Accounts Receivable: Cooper provides an allowance for doubtful trade accounts receivable, determined under the specific identification method. The allowance was $10.1 million and $13.2 million at December 31, 2010 and 2009, respectively.
Inventories: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 46% and 46% of inventories at December 31, 2010 and 2009, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method. Allowances for excess and obsolete inventory are provided based on current assessments about future

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.
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
Investment in Apex Tool Group, LLC: Cooper’s interest in the Apex Tool Group, LLC joint venture is accounted for using the equity method. Cooper recognizes its proportionate share of Apex’s operating results in the consolidated income statement and recognizes its proportionate share of movements in Apex’s other comprehensive income in other non-owner changes in equity.
Business Combinations: Cooper makes an allocation of the purchase price based on its estimate of the fair value of the assets acquired, including identified intangible assets, and liabilities assumed as of the date of acquisition. Cooper allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. Cooper recognizes acquisition-related costs in the period in which such costs are incurred.
Goodwill: Goodwill is subject to an annual impairment test and Cooper has designated January 1 as the date of this test. Cooper has identified eight reporting units, consisting of three units in the Energy and Safety Solutions reportable operating segment, four units in the Electrical Products Group reportable operating segment and the Tools reportable operating segment, for which goodwill is tested for impairment. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. Goodwill impairment is evaluated using a two-step process.
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
Intangible Assets: Intangible assets are stated at cost. Certain intangible assets are amortized over the estimated useful lives of the related assets using primarily the straight-line method. Intangible assets subject to amortization primarily include, with related estimated useful lives: customer relationships — 3 to 30 years; technology — 5 to 20 years; and trademarks — 15 to 40 years. Certain trademarks with an indefinite useful life are not amortized and are instead tested for impairment on an annual basis.
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Derivatives and Hedging Activities: All derivatives are recognized as assets and liabilities and measured at fair value. For derivative instruments that are not designated as hedges, the gain or loss on the derivative is recognized in earnings currently. A derivative instrument may be designated as a hedge of the exposure to changes in the fair value of an asset or liability or variability in expected future cash flows if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment is recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated nonowner changes in equity and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings.
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
Fair Value of Financial Instruments: Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The valuation techniques are as follows:
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
Foreign Currency Translation: Financial statements for international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the exchange rates in effect during the respective period for revenues, expenses, gains and losses. Exchange rate adjustments resulting from translation of foreign currency financial statements are recorded in accumulated other nonowner changes in equity whereas exchange rate adjustments resulting from foreign currency transactions are recorded in income.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Treasury Stock: Treasury stock is carried at cost.
Revenue Recognition: Cooper recognizes revenues when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required. The accrual for sales returns and other allowances reported net in receivables was $59.1 million and $77.1 million at December 31, 2010 and 2009, respectively. Shipping and handling costs of $131.8 million, $121.0 million and $181.9 million in 2010, 2009 and 2008, respectively, are reported as a reduction of revenues in the consolidated income statements.
Customer Incentives: Customer incentives primarily consist of volume discounts and other short-term discount and promotion programs. Cooper recognizes these incentives as a reduction in reported revenues at the time of the qualifying sale based on our estimate of the ultimate incentive amount to be earned using historical experience and known trends. If actual customer incentives differ from our estimates, adjustments to our accruals may be required. The accrual for customer incentives reported in accrued liabilities was $77.0 million and $63.9 million at December 31, 2010 and 2009, respectively.
Research and Development Expenditures: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $149.7 million, $141.1 million and $141.8 million in 2010, 2009 and 2008, respectively.
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
Pension & Other Post Retirement Benefit Plans: Cooper measures its pension and other post retirement benefit plans assets and related obligations that determine the respective plan’s funded status as of December 31 each year, and recognizes an asset for a plan’s over funded status or a liability for a plan’s underfunded status in the consolidated balance sheets. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in other nonowner changes in equity.
Reclassifications: Other intangible assets in the December 31, 2009 consolidated balance sheet have been reclassified to conform to the 2010 presentation. As discussed in Note 2 of the Notes to Consolidated Financial Statements, the amounts related to the contribution of certain Tools business assets and liabilities to Apex Tool Group, LLC in July 2010 have been reclassified to separate lines in the December 31, 2009 consolidated balance sheet and related notes.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 2: CONTRIBUTION OF TOOLS BUSINESS ASSETS AND LIABILITIES TO JOINT VENTURE
     On March 26, 2010, Cooper announced that it entered into a Framework Agreement with Danaher Corporation to create a joint venture combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). On July 6, 2010, Cooper announced the completion of the Joint Venture, named Apex Tool Group, LLC. Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July, Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment. Beginning in the third quarter of 2010, Cooper recognizes its proportionate share of the Joint Venture’s operating results using the equity method. Recording the investment at its fair value of $480 million resulted in a pretax loss of $134.5 million related to the transaction. The pretax loss related to the formation of the Joint Venture included a $26.5 million gain from the contribution of the Tools business net assets resulting from the difference in the fair value of the equity investment and the carrying value of the net assets being contributed and transaction related costs. This gain was offset by the write-off of approximately $161.0 million (approximately $104.4 million net of the associated tax effect) from recognition of the accumulated other nonowner changes in equity related to the Tools business, primarily related to cumulative currency translation losses. The Tools business assets and liabilities contributed to the Joint Venture in July 2010 have been reclassified to separate lines in the accompanying December 31, 2009 consolidated balance sheet. Because the Tools business assets and liabilities to be contributed to the Joint Venture were considered held for sale at June 30, 2010, Cooper recognized the $134.5 million loss in the second quarter of 2010 by recognizing $126.1 million of the cumulative currency translation losses included in other nonowner changes in equity (approximately $82.0 million net of the associated tax effect) and transaction related costs. In the third quarter of 2010 Cooper recognized the remaining items previously deferred in accumulated other nonowner changes in equity which was offset by the gain on the underlying net assets contributed. As a result, there was no impact to the income statement in the third quarter of 2010 upon deconsolidation of the Tools business assets and liabilities contributed to the Joint Venture.
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 3: INVESTMENT IN APEX TOOL GROUP, LLC
     As discussed in Note 2, Cooper contributed its Tools business assets and liabilities to Apex Tool Group, LLC (“Apex”) in July 2010 and recognized Cooper’s 50% ownership interest as an equity investment. Beginning in the third quarter of 2010, Cooper recognizes its proportionate share of Apex’s operating results using the equity method.
     The following table reflects summarized financial information for Apex.

December 31, 2010
(in millions)
Current assets	$626.3
Noncurrent assets	991.0
Current liabilities	(377.7)
Noncurrent liabilities	(217.0)

Net equity	$1,022.6

Six Months Ended
December 31, 2010
(in millions)
Revenues	$725.0
Operating earnings	57.5
Net income	45.5
NOTE 4: ACQUISITIONS
     Cooper completed ten acquisitions during 2010 and 2009 that were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations.
     In 2010 Cooper completed five acquisitions, four in the Energy and Safety Solutions segment and one in the Electrical Products Group. Cooper also acquired certain other intangible assets in the Electrical Products Group segment in 2010. The acquisition date fair value of the total consideration for the 2010 transactions was approximately $112.6 million and resulted in the recognition of aggregate goodwill of $47.9 million, with approximately 15% expected to be deductible for tax purposes. The transactions consummated in 2010 also resulted in the recognition of $47.8 million in other intangible assets consisting primarily of customer relationships, technology and trademarks. All of the other intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 7 to 25 years with a weighted average amortization period of approximately 14 years.
     In 2009 Cooper completed five acquisitions, two in the Energy and Safety solutions segment and three in the Electrical Products Group segment, and acquired certain intellectual property rights in the Energy and Safety Solutions segment. The acquisition date fair value of the total consideration for the 2009 acquisitions was approximately $61.3 million. The acquisitions resulted in the recognition of preliminary estimated aggregate goodwill of $29.5 million, with approximately 46% expected to be deductible for tax purposes. The transactions consummated during 2009 resulted in the preliminary recognition of $29.3 million in other intangible assets consisting primarily of customer relationships, technology and trademarks.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
All of the other intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 5 to 40 years with a weighted average amortization period of approximately 12 years.
     In 2010 Cooper paid total cash consideration, net of cash acquired, of $93.2 million related to acquisitions. Pro-forma income from continuing operations and diluted earnings per share for 2010 and 2009, assuming the acquisitions had occurred at the beginning of the period, would not be materially different from reported results.
NOTE 5: INVENTORIES

	December 31,
	2010	2009
	(in millions)
Raw materials	$168.6	$170.7
Work-in-process	97.9	104.1
Finished goods	288.5	265.1
Perishable tooling and supplies	7.6	8.5

	562.6	548.4
Allowance for excess and obsolete inventory	(57.8)	(66.8)
Excess of FIFO costs over LIFO costs	(65.9)	(57.7)

Net inventories	$438.9	$423.9

     As a result of the reduction in inventories during 2009, Cooper recognized an $18.8 million reduction to cost of sales related to decrements in LIFO inventories. In addition, Cooper recognized a $14.5 million increase to cost of sales in 2009 related to increases in excess and obsolete inventory allowances and other inventory valuation adjustments.
NOTE 6: PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2010	2009
	(in millions)
Land and land improvements	$58.0	$55.5
Buildings	448.6	442.2
Machinery and equipment	696.0	681.0
Computer hardware and software	241.9	201.7
Tooling, dies and patterns	299.4	293.9
All other	80.4	75.0
Construction in progress	60.4	61.6

	1,884.7	1,810.9
Accumulated depreciation	(1,276.4)	(1,171.9)

	$608.3	$639.0

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by segment were as follows:

	Energy and	Electrical	Total
	Safety	Products	Excluding
	Solutions	Group	Tools	Tools
		(in millions)
Balance December 31, 2008	$1,146.5	$1,119.4	$2,265.9	$301.4
Additions	17.4	15.0	32.4	—
Translation adjustments	47.3	(7.3)	40.0	3.5

Balance December 31, 2009	1,211.2	1,127.1	2,338.3	304.9
Additions	43.5	4.4	47.9	—
Dispositions	—	—	—	(303.8)
Translation adjustments	(28.2)	(1.5)	(29.7)	(1.1)

Balance December 31, 2010	$1,226.5	$1,130.0	$2,356.5	$—

     Cooper completed its annual impairment tests for each reporting unit’s goodwill. The results of step one of the goodwill impairment tests did not require the completion of step two of the test for any reporting unit. As a result of the Tools joint venture as discussed above, Cooper completed an interim impairment test during 2010 for the Tools reporting unit goodwill. The results of step one of the interim goodwill impairment test for the Tools reporting unit did not require the completion of step two of the test.
     The gross carrying value of finite-lived other intangible assets was $353.1 million and $306.7 million at December 31, 2010 and 2009, respectively. Accumulated amortization of finite-lived other intangible assets was $70.5 million and $51.9 million at December 31, 2010 and 2009, respectively. Amortization expense of finite-lived other intangible assets was $18.4 million in 2010, $17.9 million in 2009, and $17.1 million in 2008. Annual amortization expense, exclusive of businesses that may be acquired in 2011, is expected to be $20.0 million in 2011, $18.7 million in 2012, $18.0 million in 2013, $18.0 million in 2014 and $17.4 million in 2015.
     Certain trademarks with a gross carrying value of approximately $51 million and $52 million at December 31, 2010 and 2009, respectively, are considered indefinite-lived other intangibles and not subject to amortization. Cooper completed its annual impairment test for indefinite-lived other intangible assets resulting in no impairment.
NOTE 8: ACCRUED LIABILITIES

	December 31,
	2010	2009
	(in millions)
Salaries, wages and employee benefit plans	$197.8	$187.5
Commissions and customer incentives	107.4	87.5
Product and environmental liability accruals	30.2	29.3
Other, individual items less than 5% of total current liabilities	174.7	156.3

	$510.1	$460.6

     At December 31, 2010, Cooper had accruals of $19.0 million with respect to potential product liability claims and $21.4 million with respect to potential environmental liabilities, including $10.2 million classified as a long-term liability, based on Cooper’s current estimate of the most likely amount of losses that it believes will be incurred.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The product liability accrual includes estimated amounts for known claims with respect to ongoing operations and previously divested operations as well as an estimated amount for claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage for individual claims above $5 million.
     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes amounts related to sites owned by Cooper, retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties.
     In the first quarter of 2010 Cooper received two notices of potential liability under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) from the United States Environmental Protection Agency with respect to the release or threatened release of hazardous substances, pollutants, and contaminants into the 17-mile stretch of the river known as the Lower Passaic River Study Area, which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The EPA sent notices to over 125 companies. The notices to Cooper identified three former sites in the Newark area owned by the former Thomas A. Edison, Inc. and McGraw-Edison Company. The notice alleges that as the successor to Thomas A. Edison, Inc. and the McGraw-Edison Company, the former owners and operators of the facilities, Cooper may be potentially liable for response costs and clean up of the site. Although the notices do not state an amount of potential liability, Cooper has included a provision for this claim in its environmental accrual assessment at December 31, 2010 based on Cooper’s current estimate of the most likely amount of losses that it believes will be incurred.
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
NOTE 9: COMMITMENTS AND CONTINGENCIES
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Each of these matters is subject to various uncertainties and it is possible that some of these matters will be decided unfavorably against Cooper. The resolution of these matters often spans several years and frequently involves regulatory oversight or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site and regulatory developments. Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty. See Note 8 to Notes to Consolidated Financial Statements for additional information.
     Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $41.0 million, $42.9 million and $42.2 million during 2010, 2009 and 2008, respectively. At December 31, 2010, minimum annual rental commitments under noncancellable operating leases that have an initial or remaining lease term in excess of one year were $24.2 million in 2011, $21.3 million in 2012, $14.4 million in 2013, $10.4 million in 2014, $7.0 million in 2015 and $24.4 million thereafter.
     Cooper has purchase obligations of approximately $240 million related to commitments to purchase certain goods and services in 2011.
NOTE 10: DEBT

	December 31,
	2010	2009
	(in millions)
5.25% senior unsecured notes, due November 2012	$325.0	$325.0
5.45% senior unsecured notes, due April 2015	300.0	300.0
2.375% senior unsecured notes, due January 2016	250.0	—
6.10% senior unsecured notes, due July 2017	300.0	300.0
3.875% senior unsecured notes, due December 2020	250.0	—
6.91% second series medium-term notes, due through 2010	—	2.3
Other (includes issuance discount)	(4.0)	(2.3)

Total long-term debt	1,421.0	925.0
Current maturities	(0.6)	(2.3)

Long-term portion	$1,420.4	$922.7

     Cooper has available a $350 million U.S. committed credit facility that matures in August 2012. The agreement for the credit facility requires that Cooper maintain certain financial ratios, including a prescribed limit on debt as a percentage of total capitalization and minimum earnings before interest, income taxes, depreciation and amortization to interest ratio. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
total capitalization ratio. The credit agreement is not subject to termination based upon a decrease in Cooper’s debt ratings or a material adverse change.
     There were no commercial paper borrowings outstanding at December 31, 2010 or 2009. Cooper’s senior unsecured notes, credit facility and any commercial paper amounts outstanding are guaranteed by Cooper and certain of its principal operating subsidiaries.
     On December 7, 2010, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Proceeds from the financing have been primarily invested in highly liquid investments with original maturities of less than three months and will be used for general corporate purposes. Combined with the debt issuance discount, underwriting commissions and interest rate hedges implemented in anticipation of the offering, the 2016 notes have an effective annual cost to Cooper of 2.56% and the 2020 notes have an effective annual cost to Cooper of 4.02%.
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
     On November 8, 2005, Cooper’s wholly-owned subsidiary, Cooper US, Inc., issued $325 million of 5.25% fixed rate senior unsecured notes that mature on November 15, 2012. Proceeds of the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55% (see Note 19). The proceeds of €272.6 million partially funded repayment of Euro bonds that matured in October 2005.
     Maturities of long-term debt for the five years subsequent to December 31, 2010 are $1 million in 2011, $325 million in 2012, $300 million in 2015, and $800 million thereafter. The future net minimum lease payments under capital leases are not significant. Total interest paid during 2010, 2009 and 2008 was $53.2 million, $68.6 million and $70.8 million, respectively.
NOTE 11: SHAREHOLDERS’ EQUITY
     As discussed in Note 1, Cooper completed a reorganization transaction on September 8, 2009 whereby all Cooper Industries, Ltd. Class A common shares held by public shareholders were cancelled and all holders of such shares received ordinary shares of Cooper Industries plc on a one-for-one basis. The Class A and Class B common shares of Cooper Industries, Ltd. held by wholly-owned subsidiaries of Cooper Industries, Ltd. did not participate in the exchange transaction and continued to be held by wholly-owned subsidiaries of Cooper Industries, Ltd. On October 19, 2009, the Irish High Court approved the reduction of share premium (similar to additional paid-in-capital) to establish distributable reserves in the statutory balance sheet of Cooper Industries plc. The establishment of distributable reserves was required to enable the Company to pay dividends and repurchase shares in the future. The reorganization transaction and establishment of distributable reserves had no impact on consolidated shareholders’ equity.
     Cooper Industries plc’s authorized share capital is €40,000 and $7,600,000 consisting of 40,000 ordinary shares with a par value of €1 per share, 750,000,000 common shares, par value of $.01 per share

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares of Cooper Industries plc were outstanding at December 31, 2010 or 2009.
     Cooper Industries plc had common shares, $.01 par value outstanding of 164,130,802 (net of 6,537,900 treasury shares) and 167,316,595 (net of 294,600 treasury shares) at December 31, 2010 and 2009, respectively. During 2010 Cooper issued 3,057,507 common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2010 Cooper Industries plc purchased 6,243,300 shares of treasury stock at an average price of $44.23 per share. Subsequent to the reorganization transaction in 2009, Cooper Industries plc purchased 294,600 shares of treasury stock at an average price of $42.38 per share.
     Cooper Industries, Ltd’s authorized share capital was $7,600,000 consisting of 500,000,000 Class A common shares, par value of $.01 per share, 250,000,000 Class B common shares, par value $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares could be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares of Cooper Industries, Ltd. were outstanding at December 31, 2008 or 2007.
     Cooper Industries, Ltd. had Class A common shares, $.01 par value issued and outstanding of 166,908,287 and 179,453,923 as of December 31, 2008 and 2007 respectively, (excluding the Class A common shares held by wholly-owned subsidiaries of 37,362,915 and 27,195,002 shares at each respective date). During 2009 and 2008 Cooper issued Class A common shares totaling 1,965,708 and 1,864,076, respectively primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2009 and prior to the reorganization transaction described above, Cooper Industries Ltd. and its wholly-owned subsidiaries purchased 1,262,800 Class A common shares of Cooper Industries, Ltd. for $26.0 million under Cooper’s share repurchase plans. During 2008 Cooper and its wholly-owned subsidiaries purchased 14,409,712 shares of Cooper Industries, Ltd. Class A common shares under Cooper’s share repurchase plan for $517.2 million. The share purchases are recorded by Cooper’s wholly-owned subsidiaries as an investment in its parent company that is eliminated in consolidation. During 2008, 598,482 Class A common shares held by wholly-owned subsidiaries were issued in connection with employee incentive and benefit plans, leaving 37,362,915 Class A common shares held by wholly-owned subsidiaries at December 31, 2008.
     On February 12, 2008, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock with the repurchases being completed during 2010. On February 9, 2009, Cooper’s Board of Directors increased the share repurchase authorization by ten million shares. As of December 31, 2010, 8,728,735 shares remain available to be repurchased under the February 9, 2009 authorization by the Board of Directors. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2011 Cooper’s current estimate is that 3 million shares would be issued under equity compensation plans. Cooper may continue to repurchase shares under these authorizations from time to time during 2011. The decision whether to do so will be dependent on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
     Under the terms of the Dividend Reinvestment Plan, any holder of common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in common stock without incurring any brokerage commissions or service charges. At December 31, 2010, Cooper had 15,558,347 shares reserved for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards, restricted stock awards and other plans.

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
     On February 15, 2011, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.08 per share to $1.16. On February 15, 2010, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.08 per share to $1.08. On February 12, 2008, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.16 per share to $1.00.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12: ACCUMULATED OTHER NONOWNER CHANGES IN EQUITY

	Pension and		Cumulative
	Postretirement	Derivative	Translation
	Benefit Plans	Instruments	Adjustment	Total
	(in millions)
Balance December 31, 2007	$(77.2)	$26.3	$(29.8)	$(80.7)
Current year activity	(88.6)	(24.4)	(136.0)	(249.0)

Balance December 31, 2008	(165.8)	1.9	(165.8)	(329.7)
Current year activity	(11.8)	11.2	50.3	49.7

Balance December 31, 2009	(177.6)	13.1	(115.5)	(280.0)
Current year activity	21.6	(2.4)	95.1	114.3

Balance December 31, 2010	$(156.0)	$10.7	$(20.4)	$(165.7)

	2010			2009			2008
	Before	Tax		Before	Tax		Before	Tax
	Tax	(Expense)	Net	Tax	(Expense)	Net	Tax	(Expense)	Net
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
	(in millions)
Pension and postretirement benefit plans	$34.7	$(13.1)	$21.6	$(15.7)	$3.9	$(11.8)	$(143.9)	$55.3	$(88.6)

Change in fair value of derivatives	(2.0)	0.7	(1.3)	1.5	(0.5)	1.0	(33.2)	13.3	(19.9)
Reclassification to earnings	(1.8)	0.7	(1.1)	16.6	(6.4)	10.2	(7.5)	3.0	(4.5)

	(3.8)	1.4	(2.4)	18.1	(6.9)	11.2	(40.7)	16.3	(24.4)

Translation adjustment	146.3	(51.2)	95.1	77.3	(27.0)	50.3	(209.2)	73.2	(136.0)

Other nonowner changes in equity	$177.2	$(62.9)	$114.3	$79.7	$(30.0)	$49.7	$(393.8)	$144.8	$(249.0)

     In 2010 the translation adjustment includes a gain from the reclassification of $159.3 million ($103.5 million net of the associated tax effect) of previously deferred currency translation losses and the change in pension and postretirement plans includes a gain from the reclassification of $1.7 million ($0.9 million net of the associated tax effect) of previously deferred pension plan losses that were recognized as a loss in net income related to the Tools joint venture as discussed in Note 2.
NOTE 13: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION
Industry Segments
     During the first quarter of 2010 Cooper revised its segment reporting to align its external reporting with changes to its internal reporting structure and in conjunction with the announcement of the Tools joint venture. The former Electrical Products segment has been divided into two new reportable segments. Following this change, Cooper’s operations consisted of three segments: Energy and Safety Solutions, Electrical Products Group and Tools. All periods have been restated for the changes to the segment reporting structure. Beginning in the third quarter of 2010 following completion of the Tools joint venture, Cooper has two reportable segments.
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     The Tools segment manufactures, markets and sells hand tools for industrial, construction, electronics and consumer markets; automated assembly systems for industrial markets and electric and pneumatic industrial power tools, related electronics and software control and monitoring systems for general industry, primarily automotive and aerospace manufacturers. In July 2010, Cooper contributed substantially all of the assets and liabilities of the Tools segment to Apex Tool Group, LLC as discussed in Note 2 of the Notes to Consolidated Financial Statements.
     Cooper manages cash, debt and income taxes centrally. Accordingly, Cooper evaluates performance of its segments and operating units based on operating earnings exclusive of financing activities and income taxes. The accounting policies of the segments are the same as those for Cooper. Intersegment sales and related receivables for each of the years presented were insignificant.
     Financial information by industry segment was as follows:

	Revenues			Operating Earnings			Total Assets
	Year Ended December 31,			Year Ended December 31,			December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in millions)
Energy and Safety Solutions	$2,516.7	$2,416.6	$3,029.3	$424.7	$374.9	$535.0	$2,363.0	$2,250.6	$2,350.8
Electrical Products Group	2,238.0	2,095.3	2,726.4	330.7	263.3	395.3	2,185.3	2,142.2	2,276.0

Total Electrical segments	4,754.7	4,511.9	5,755.7	755.4	638.2	930.3	4,548.3	4,392.8	4,626.8
Tools	311.2	557.7	765.6	33.1	18.5	81.1	—	581.1	619.0

Total management reporting	$5,065.9	$5,069.6	$6,521.3	788.5	656.7	1,011.4	4,548.3	4,973.9	5,245.8

General Corporate expense				89.3	82.7	81.4
Equity in (income) of Apex Tool Group, LLC				(22.8)	—	—
Loss related to contribution of net assets to Apex Tool Group, LLC				134.5	—	—
Restructuring and asset impairment charges				8.0	29.9	52.4

Operating earnings				579.5	544.1	877.6
Interest expense, net				49.4	61.4	70.4

Consolidated income from continuing operations before income taxes				$530.1	$482.7	$807.2

Corporate assets							2,120.3	1,010.5	919.1

Consolidated assets							$6,668.6	$5,984.4	$6,164.9

	Energy and	Electrical
	Safety	Products			Consolidated
	Solutions	Group	Tools	Corporate	Total
	(in millions)
2010
Depreciation and amortization	$64.7	$63.3	$9.0	$3.1	$140.1
Capital expenditures	43.3	46.4	3.0	5.8	98.5
Investment in unconsolidated affiliates	—	—	—	511.3	511.3

2009
Depreciation and amortization	$64.0	$60.7	$18.7	$2.2	$145.6
Capital expenditures	32.0	67.3	8.7	18.7	126.7

2008
Depreciation and amortization	$64.6	$56.4	$20.0	$2.1	$143.1
Capital expenditures	57.9	50.1	10.6	18.4	137.0

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Geographic Information
     Revenues and long-lived assets by country are summarized below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Revenues are generally denominated in the currency of the location of the assets producing the revenues.

	Revenues			Long-Lived Assets
	2010	2009	2008	2010	2009	2008
	(in millions)
United States	$3,305.9	$3,456.5	$4,480.6	$386.0	$464.1	$472.2
United Kingdom	309.3	290.2	403.8	61.0	78.5	80.1
Canada	300.7	224.2	284.0	5.0	5.9	5.1
Germany	190.7	239.7	322.8	16.6	41.0	40.6
China	180.9	181.6	173.4	67.4	65.8	60.5
Mexico	163.1	149.1	206.5	50.9	59.6	62.6
Other countries	615.3	528.3	650.2	50.2	54.8	48.5

	$5,065.9	$5,069.6	$6,521.3	$637.1	$769.7	$769.6

     Revenues by destination, based on the location products were delivered outside the United States, were as follows by segment:

	Revenues
	2010	2009	2008
	(in millions)
Energy and Safety Solutions	$1,285.7	$1,251.9	$1,532.0
Electrical Products Group	543.5	414.5	507.5
Tools	159.5	289.9	401.9

	$1,988.7	$1,956.3	$2,441.4

NOTE 14: RESTRUCTURING AND ASSET IMPAIRMENT
     In the second quarter of 2008 Cooper recorded a $7.6 million restructuring charge for severance costs for downsizing a Tools segment international facility. This facility downsizing and related cash payments were substantially completed in 2008.
     During the fourth quarter of 2008 Cooper committed to employment reductions to appropriately size Cooper’s workforce to current and anticipated market conditions and to downsize a domestic Tools segment manufacturing operation. Cooper recorded a $35.7 million charge in the fourth quarter of 2008 related to these actions, $15.2 million of which relates to the Energy and Safety Solutions segment, $10.3 million relates to the Electrical Products Group segment and $10.2 million relates to the Tools segment. A total of 1,314 hourly and 930 salaried positions were eliminated as a result of the fourth quarter 2008 restructuring actions to reduce Cooper’s workforce.
     During 2009 Cooper committed to additional employment reductions and certain facility closures as a result of management’s ongoing assessment of its hourly and salary workforce and its required production capacity in consideration of current and anticipated market conditions and demand levels. Cooper recorded charges of $28.7 million in 2009 related to these actions, $8.1 million of which related to the Energy and Safety Solutions segment, $10.4 million related to the Electrical Products Group segment and $8.6 million related to the Tools segment. The remaining $1.6 million was related to reductions in Cooper’s corporate

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
staff. A total of 1,088 hourly and 772 salaried positions were eliminated as a result of the 2009 restructuring actions to reduce Cooper’s workforce. As part of these restructuring actions, Cooper approved the closure of ten factories and warehouses, eight of which were completed by the end of 2009. Cooper recorded non-cash impairment charges of $1.2 million in 2009 related to these actions. In 2010 Cooper completed the two remaining factory closures and recorded $8.0 million of costs associated with completion of the restructuring actions. The 2010 restructuring costs include $7.4 million related to the Electrical Products Group segment, $0.5 million related to the Energy and Safety Solutions segment and $0.1 million related to the Tools segment.
     The following table reflects activity related to the restructuring accrual.

			Contract
	Involuntary Employee		Termination
	Termination Benefits		and Other
	Headcount	Dollars	Exit Costs
		($ in millions)
2008 fourth quarter restructuring actions	2,244	$33.7	$2.0
Headcount reductions or costs incurred	(1,358)	(5.7)	(0.3)

Balance at December 31, 2008	886	$28.0	$1.7

2009 restructuring actions	1,860	$24.8	$3.9
Headcount reductions or costs incurred	(2,478)	(47.7)	(4.6)

Balance at December 31, 2009	268	$5.1	$1.0

Restructuring actions	24	$3.3	$4.7
Headcount reductions or costs incurred	(292)	(8.1)	(5.4)

Balance at December 31, 2010	—	$0.3	$0.3

Cumulative restructuring actions — 2008 fourth quarter through December 31, 2010	4,128	$61.8	$10.6
     As of December 31, 2010, the workforce reductions, contract termination and other exit costs and the related cash payments for the above actions have been substantially completed.
     In the fourth quarter of 2008 Cooper also recorded a non-cash impairment charge of $9.1 million related to an investment in a previously unconsolidated international joint venture in the Electrical Products Group segment. In December 2008 Cooper acquired a majority interest in the international joint venture and consolidated the joint venture’s net assets of $4.6 million at such time.
NOTE 15: STOCK-BASED COMPENSATION
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards and restricted stock units. Since the original Plan’s inception in 1996, the aggregate number of shares authorized under the Plan is 41 million. As of December 31, 2010, 4,330,005 shares were available for future grants under the Plan. Of the total shares available for future grants, 2,349,414 are available for grants of performance-based shares and restricted stock units. Activity for each of these stock-incentive awards is discussed in more detail below. Total compensation expense for all share-based compensation arrangements under the Plan was $32.0 million, $26.3 million and $23.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for all

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
share-based compensation arrangements under the Plan was $11.7 million, $9.5 million and $7.8 million during the years ended December 31, 2010, 2009 and 2008, respectively.
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

	2010	2009	2008
Expected volatility	34.95%	35.79%	23.75%
Expected dividends	2.47%	3.46%	2.26%
Expected term (in years)	4.5	4.5	4.5
Risk-free interest rate	2.2%	2.0%	2.6%
     A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(in millions)
Outstanding at January 1, 2010	8,762,594	$36.23
Granted	1,609,480	$43.98
Exercised	(2,431,135)	$33.10
Forfeited or expired	(397,322)	$38.53

Outstanding at December 31, 2010	7,543,617	$38.77	4.1	$147.3

Vested or expected to vest at December 31, 2010	7,292,575	$38.93	3.5	$141.2

Exercisable at December 31, 2010	4,043,785	$39.67	3.0	$75.3

     The weighted-average grant date fair values of options granted during the years ended December 31, 2010, 2009 and 2008 were $11.25, $6.75 and $8.19, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $43.1 million, $13.2 million and $12.7 million, respectively. Total stock options granted were 1,609,480 shares in 2010, 2,425,725 shares in 2009 and 1,973,850 shares in 2008.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     As of December 31, 2010, total unrecognized compensation expense related to nonvested stock options was $15.9 million. This expense is expected to be recognized over a weighted-average period of 1.8 years. The total grant date fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $9.2 million, $13.0 million and $13.1 million, respectively.
Performance-Based Shares and Restricted Stock Units
     Under the Plan, Cooper grants certain executives and other key employees performance-based share awards with vesting contingent upon meeting Company-wide performance goals generally over a multi-year performance period. In order to earn the performance shares, participants also are required to remain actively employed by Cooper for the performance period. For performance-based awards granted during 2007, 2008 and 2010, performance goals are tied to cumulative compound growth in earnings per share over a defined three-year performance period. Awards under the performance-based component of the Plan are typically arranged in levels, with increasing numbers of shares earned as higher levels of growth are achieved. For performance-based awards granted during 2009, performance goals were tied to achieving a net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio in 2009 with vesting occurring over a three-year period. Under the Plan, Cooper also awards grants of restricted stock units to certain executives and other key employees in order to provide financial incentive to remain in the employ of Cooper, thereby enhancing management continuity. Cooper may also utilize restricted stock units for new executives and other key employees to replace equity compensation forfeited upon resignation from their former employer. Restricted stock units vest pursuant to time-based service conditions.
     The fair value of each performance-based share and restricted stock unit was calculated at the market price on the date of grant. If goal-level assumptions are not met, compensation expense is adjusted and previously recognized compensation expense is reversed. During 2007 and through the third quarter of 2008, performance goals for performance awards granted in 2007 and 2008 were assumed to be achieved at the maximum level. In the fourth quarter of 2008 Cooper revised its assumption to lower the performance goals assumed to be achieved to below the maximum level for these awards. The revised achievement levels assumed for the 2007 and 2008 performance award grants considers the past performance and current expectations of future performance in the respective three year performance period. As a result of lowering the performance goals assumed to be achieved, Cooper adjusted previously recognized stock compensation expense by reducing expense in the fourth quarter of 2008 by $11.3 million. Performance goals were achieved at the maximum level for performance awards granted in 2009. Performance goals for performance awards granted in 2010 are assumed to be achieved at the maximum level. Upon distribution of performance-based shares, Cooper also pays the recipient cash equal to the aggregate amount of cash dividends that the recipient would have received had they been the owner of record from the date of grant. Dividends on restricted stock units are payable on the dividend payment date or on the date when restrictions lapse, depending upon the specific award. For performance-based share and restricted stock unit awards, upon a change in control in Cooper (as defined in the Plan), all restrictions on those awards will lapse and shares shall be issued as otherwise provided in the Plan.
     A summary of the status of Cooper’s nonvested performance-based shares as of December 31, 2010 and changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Performance-Based Shares	Shares	Fair Value
Nonvested at January 1, 2010	1,340,810	$40.48
Granted	516,362	$45.47
Vested	(251,410)	$46.00
Forfeited	(295,138)	$43.81

Nonvested at December 31, 2010	1,310,624	$40.64

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The weighted-average grant-date fair value of performance-based shares granted during the years ended December 31, 2010, 2009 and 2008 was $45.47, $28.89 and $43.87, respectively. Total performance-based shares vested were 251,410 in 2010, 423,440 in 2009 and 472,734 in 2008.
     As of December 31, 2010, total unrecognized compensation expense related to nonvested performance-based shares was $18.1 million. This expense is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of performance-based shares vested during the years ended December 31, 2010, 2009 and 2008 was $11.6 million, $17.6 million and $16.5 million, respectively.
     A summary of the status of Cooper’s nonvested restricted stock units as of December 31, 2010, and changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Restricted Stock Units	Shares	Fair Value
Nonvested at January 1, 2010	477,751	$40.88
Granted	302,081	$50.21
Vested	(139,375)	$39.71
Forfeited	(52,526)	$42.04

Nonvested at December 31, 2010	587,931	$45.85

     The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 was $50.21, $30.53 and $41.74, respectively. Total restricted stock units granted were 302,081 in 2010, 75,200 in 2009 and 146,650 in 2008.
     As of December 31, 2010, total unrecognized compensation expense related to nonvested restricted stock unit compensation arrangements was $18.0 million. This expense is expected to be recognized over a weighted-average period of 4.8 years. The total fair value of restricted stock units vested during the years ended December 31, 2010, 2009 and 2008 was $5.5 million, $2.3 million and $2.3 million, respectively.
     Cash received from stock option exercises during the years ended December 31, 2010, 2009 and 2008 was $81.4 million, $20.1 million and $17.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $20.3 million, $9.7 million and $12.8 million during the years ended December 31, 2010, 2009 and 2008, respectively. Cash used to settle equity instruments granted under all share-based payment arrangements during the years ended December 31, 2010, 2009 and 2008 was immaterial in all periods.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 16: INCOME TAXES

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Components of income from continuing operations before income taxes:
U.S. operations	$49.2	$62.1	$325.3
Non-U.S. operations	480.9	420.6	481.9

Income from continuing operations before income taxes	$530.1	$482.7	$807.2

Components of income tax expense:
Current:
U.S. Federal	$28.5	$14.3	$75.6
U.S. state and local	7.0	(3.9)	11.7
Non-U.S.	75.6	50.6	78.3

	111.1	61.0	165.6

Deferred:
U.S. Federal	(15.7)	22.3	11.8
U.S. state and local	(10.3)	(9.8)	4.9
Non-U.S.	1.2	(4.4)	9.3

	(24.8)	8.1	26.0

Income tax expense	$86.3	$69.1	$191.6

Total income taxes paid	$114.6	$169.2	$190.3

	Year Ended December 31,
	2010	2009	2008
Effective tax rate reconciliation:
Statutory rate (1)	25.0%	25.0%	35.0%
U.S. Federal, State and local income taxes (2)	4.3	1.9	1.8
Non-U.S. operations	(11.6)	(9.8)	(10.0)
Loss related to contribution of net assets to Apex Tool Group, LLC	(1.3)	—	—
Audit settlements / statute expirations	(0.2)	(0.8)	(2.0)
Other	0.1	(2.0)	(1.1)

Effective tax rate attributable to continuing operations	16.3%	14.3%	23.7%

(1)	Statutory rate reflects the U.S. Federal statutory rate of 35% in 2008. As a result of Cooper becoming an Irish tax resident in late 2008, the Irish statutory rate of 25% is used beginning in 2009.

(2)	For 2009 and 2010, includes impact of U.S. federal, State and local income taxes. For 2008, only includes impact of U.S. State and local income taxes.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2010	2009
	(in millions)
Components of deferred tax assets and liabilities:
Deferred tax assets:
Postretirement and other employee welfare benefits	$34.2	$36.4
Accrued liabilities	379.8	404.8
Pension plans	21.7	36.0
Net operating loss carryforward	1,163.7	1,282.6
Other	11.9	56.6

Gross deferred tax assets	1,611.3	1,816.4
Valuation allowance	(1,171.3)	(1,293.2)

Total deferred tax assets	440.0	523.2

Deferred tax liabilities:
Property, plant and equipment and intangibles	(220.9)	(257.7)
Other	(101.0)	(125.7)

Total deferred tax liabilities	(321.9)	(383.4)

Net deferred tax asset	$118.1	$139.8

	December 31,
	2010	2009
	(in millions)
Net deferred tax assets recognized in the balance sheet consist of:
Other current assets	$76.0	$90.5
Other noncurrent assets	42.1	49.3

	$118.1	$139.8

     Generally, Cooper provides for income taxes that would be imposed on the repatriation of earnings of its foreign operations that are not considered indefinitely reinvested overseas. As of December 31, 2010 and 2009, income taxes have not been provided on approximately $9.8 million and $20 million, respectively, of undistributed earnings that are expected to be permanently reinvested. Income taxes have not been provided on earnings that are planned to be reinvested indefinitely and the amount of such taxes that may be applicable is not readily determinable given the various tax planning alternatives Cooper could employ should it decide to repatriate these earnings.
     The effective tax rate was 16.3% for 2010, 14.3% for 2009 and 23.7% for 2008. Cooper reduced income tax expense by $5.6 million, $12.7 million and $23.2 million during 2010, 2009 and 2008, respectively, for discrete tax items related to statute expirations, tax settlements and other discrete items. In 2010 Cooper also reduced income tax expense by $40.8 million to recognize the discrete tax effects related to the contribution of net assets to the Tools joint venture as discussed in Note 2. Excluding the discrete tax items and the loss on the net asset contribution to the Apex Tool Group joint venture in 2010, Cooper’s effective tax rate for 2010, 2009 and 2008 was 20.0%, 17.0% and 26.6%, respectively. The increase in

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cooper’s 2010 effective tax rate compared to 2009, excluding the discrete tax items and Tools loss, is primarily related to the increase in 2010 earnings without a corresponding increase in tax benefits.
      The Internal Revenue Service (IRS)  has completed its examinations of Cooper’s 2007 and 2008 Federal Tax Returns and has issued notices of assessment in the amounts of $16 million and $14 million, respectively. The IRS has challenged Cooper’s intercompany pricing with a foreign affiliate. Cooper has filed its protests for these assessments and continues to work with the IRS to resolve these matters. While the outcome of the proceedings with the IRS cannot be predicted with certainty, management believes that it is more likely than not that its tax position will prevail.
     In June 2008 the German Tax Authorities issued a proposed audit finding related to a 2004 reorganization that was treated as a non-taxable event. In December 2009 at Cooper’s request, the German taxing authorities finalized and issued a notice of assessment for €62.8 million, inclusive of €5.7 million of interest, related to this matter. In order for Cooper to continue to challenge the German tax authorities finding, Cooper paid the assessment in December 2009 for approximately $90 million and filed a suit to challenge the notice of assessment. Cooper continues to believe that the reorganization was properly reflected on its German income tax returns in accordance with applicable tax laws and regulations in effect during the period involved and will challenge the assessment vigorously. Although the outcome of the proceedings with the German Tax Authorities cannot be predicted with certainty, management believes that it is more likely than not that its tax position related to the 2004 reorganization will prevail. As such, Cooper has recognized the €62.8 million tax payment, including interest, in other noncurrent assets in the accompanying balance sheets. The German tax payment will be available as a foreign tax credit in the United States.
     Cooper is under examination by various United States State and Local taxing authorities, as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2009 and, with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 2000. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.
     Cooper and its subsidiaries have both non-U.S. and United States State operating losses available to carry forward to future tax years. These losses generally have a carry forward period of either 15 or 20 years from the date created, except as discussed below. If unused, the losses are set to expire throughout the period 2011 to 2027, with the most significant portion of these losses expiring during the period 2018 through 2022.
     At December 31, 2010 and 2009, Cooper has a foreign deferred tax asset of approximately $1.1 billion and $1.3 billion, respectively, relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. Although this net operating loss carryforward has an indefinite life, a corresponding valuation allowance for the same amount was recognized because management believes at this time it is more likely than not that the deferred tax asset will not be realized.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Cooper has unrecognized tax benefits of $35.1 million and $35.0 million at December 31, 2010 and 2009, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(in millions)
Balance at January 1	$35.0	$34.5
Additions for tax positions of the current year	7.8	5.6
Increase (decrease) in tax positions for prior years	(0.7)	5.2
Reduction in tax positions for statute expirations	(3.7)	(5.3)
Reduction in tax positions for audit settlements	(3.3)	(5.0)

Balance at December 31	$35.1	$35.0

     Approximately $30.2 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $4.0 to $9.0 million could be recognized during the next 12 months as audits close and statutes expire.
     Cooper recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009 and 2008, Cooper recognized a net reduction to income tax expense of $1.1 million and $0.9 million in interest and penalties, respectively. In 2010 there was no net reduction to income tax expense related to interest and penalties. Cooper had $9.5 million and $9.5 million in interest and penalties accrued at December 31, 2010 and 2009, respectively.
NOTE 17: PENSION AND OTHER POSTRETIREMENT BENEFITS
     Cooper and its subsidiaries have numerous defined benefit pension plans and other postretirement benefit plans. The vast majority of Cooper’s defined benefit pension plans no longer provide future benefit accruals. Cooper recognized a curtailment loss in the third quarter of 2008 as a result of ceasing future benefit accruals for two defined benefit plans in the United Kingdom. The benefits provided under Cooper’s various postretirement benefit plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 83% of the total. Current employees, unless grandfathered under plans assumed in acquisitions, are not provided postretirement benefits other than pensions. The vast majority of the annual other postretirement benefit expense is related to employees who are already retired. The measurement date for all plan disclosures is December 31.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Change in benefit obligation:
Benefit obligation at January 1	$746.0	$696.1	$90.9	$82.1
Service cost	3.2	3.4	—	—
Interest cost	37.7	42.0	4.7	4.8
Benefit payments	(57.8)	(55.9)	(6.3)	(8.2)
Actuarial (gain) loss	16.5	45.3	(8.3)	12.2
Exchange rate changes	(14.6)	11.8	—	—
Divestitures	(53.7)	—	—	—
Other	(0.1)	3.3	—	—

Benefit obligation at December 31	677.2	746.0	81.0	90.9

Change in plan assets:
Fair value of plan assets at January 1	570.7	510.6	—	—
Actual return on plan assets	61.2	68.2	—	—
Employer contributions	5.5	31.8	6.3	8.2
Benefit payments	(54.8)	(52.2)	(6.3)	(8.2)
Exchange rate changes	(4.1)	9.5	—	—
Divestitures	(9.8)	—	—	—
Other	—	2.8	—	—

Fair value of plan assets at December 31	568.7	570.7	—	—

Net amount recognized (funded status)	$(108.5)	$(175.3)	$(81.0)	$(90.9)

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Assets and liabilities recognized in the balance sheet consist of:
Noncurrent assets	$8.7	$3.0	$—	$—
Accrued liabilities	(6.0)	(7.7)	(9.5)	(11.1)
Liabilities to be contributed to Apex Tool Group, LLC	—	(46.0)	—	—
Long-term liabilities	(111.2)	(124.6)	(71.5)	(79.8)

	$(108.5)	$(175.3)	$(81.0)	$(90.9)

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(in millions)
Amounts recognized in accumulated other nonowner changes in equity consist of:
Net actuarial (gain) loss	$307.7	$337.9	$(31.5)	$(25.2)
Prior service cost	(12.9)	(15.2)	(9.5)	(11.5)

	$294.8	$322.7	$(41.0)	$(36.7)

     The funded status of defined benefit pension plans segregated between plans with plan assets (“Funded Plans”) and without plan assets (“Unfunded Plans”) consist of:

	December 31, 2010		December 31, 2009
	Funded	Unfunded	Funded	Unfunded
	Plans	Plans	Plans	Plans
	(in millions)
Accumulated benefit obligation	$601.2	$75.1	$620.3	$115.0

Projected benefit obligation	$601.4	$75.8	$627.1	$118.9
Fair value of plan assets	568.7	—	570.7	—

Net amount recognized (funded status)	$(32.7)	$(75.8)	$(56.4)	$(118.9)

% Funded	94.6%	—	91.0%	—
     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $620.7 million, $619.8 million and $503.5 million, respectively as of December 31, 2010 and $689.0 million, $678.2 million and $510.8 million, respectively at December 31, 2009.

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(in millions)
Components of net periodic benefit cost:
Service cost	$3.2	$3.4	$4.3	$—	$—	$—
Interest cost	37.7	42.0	43.9	4.7	4.8	5.2
Expected return on plan assets	(42.8)	(39.3)	(51.6)	—	—	—
Amortization of prior service cost	(2.7)	(2.6)	(2.5)	(2.0)	(2.0)	(2.0)
Recognized actuarial (gain) loss	21.2	22.6	9.7	(2.0)	(3.2)	(2.5)
Settlement loss	—	—	0.1	—	—	—
Curtailment loss	—	—	3.7	—	—	—

Net periodic benefit cost	$16.6	$26.1	$7.6	$0.7	$(0.4)	$0.7

     Net periodic benefit cost in 2011 is expected to be $9.3 million for pension benefits and $(1.5) million for other postretirement benefits. The estimated net loss and prior service cost credit for the defined benefit pension plans that will be amortized from accumulated other nonowner changes in equity into net periodic benefit cost over the next fiscal year are $19.8 million and $(2.7) million, respectively. The

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
estimated net gain and prior service credit for the other postretirement plans that will be amortized from accumulated other nonowner changes in equity into net periodic benefit cost over the next fiscal year are $(3.2) million and $(2.0) million, respectively.

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.00% - 5.40%	5.50% - 5.75%	4.75%	5.50%
Rate of compensation increase	2.70% - 3.50%	2.75% - 3.50%	—	—

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Weighted average assumptions used to determine net costs for the years ended December 31:
Discount rate	5.50% - 5.75%	6.00% - 6.25%	5.50%	6.25%
Expected return on plan assets	6.00% - 8.25%	6.00% - 8.25%	—	—
Rate of compensation increase	2.75% - 3.50%	2.75% - 3.50%	—	—

	2010	2009
Assumed healthcare cost trend rates:
Healthcare cost trend rate assumed for next year	10.00%	9.00%
Rate to which trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend rate	2020	2013

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(in millions)
A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
Effect on total of service and interest cost components	$0.3	$(0.2)
Effect on the postretirement benefit obligation	$4.6	$(4.0)
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value measurements of Cooper’s pension assets at December 31, 2010 are as follows:

	Quoted
	Prices in
	Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Cash and cash equivalents	$8.0	$—	$—	$8.0
Equity securities:
U.S. large-cap (1)	—	177.2	—	177.2
U.S. mid-cap (2)	—	51.8	—	51.8
U.S. small-cap	—	28.9	—	28.9
International (3)	—	95.2	—	95.2
Fixed income securities:
U.S. corporate(4)	—	102.8	—	102.8
U.S. Treasuries	—	42.1	—	42.1
U.K. Gilts	—	34.6	—	34.6
Asset backed securities	—	1.7	—	1.7
International corporate bonds	—	10.5	—	10.5
Other types of investments:
Enhanced bond index (5)	—	—	11.5	11.5
Real estate (6)	—	—	4.4	4.4

Total	$8.0	$544.8	$15.9	$568.7

(1)	Includes low-cost equity index fund not actively managed that tracks the S&P 500 Index.

(2)	Includes low-cost equity index fund not actively managed that tracks the S&P Mid Cap 400 Index.

(3)	Includes funds that track the MSCI EAFE and FTSE All-Share Index.

(4)	Includes index funds comprised of high quality corporate bonds of intermediate and long term durations.

(5)	Includes a strategy which employs equity and equity derivatives along with underlying U.S. Treasuries.

(6)	Includes investments in a diverse portfolio of UK commercial properties.

	Fair Value Measurements
	Using Significant Unobservable Inputs (Level 3)
	Enhanced	Enhanced
	Equity Index	Bond Index	Real Estate	Total
	(in millions)
Balance at December 31, 2008	$46.0	$47.8	$3.2	$97.0
Actual return on plan assets	20.6	(22.0)	0.6	(0.8)
Purchases, sales and settlements	(19.2)	(3.8)	0.1	(22.9)
Transfers in and/or out of Level 3	—	—	—	—

Balance at December 31, 2009	$47.4	$22.0	$3.9	$73.3
Actual return on plan assets	1.2	(10.5)	0.5	(8.8)
Purchases, sales and settlements	(48.6)	—	—	(48.6)
Transfers in and/or out of Level 3	—	—	—	—

Balance at December 31, 2010	$—	$11.5	$4.4	$15.9

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value measurements of Cooper’s pension assets at December 31, 2009 were as follows:

	Quoted
	Prices in
	Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Cash and cash equivalents	$15.2	$—	$—	$15.2
Equity securities:
U.S. large-cap (1)	—	123.2	—	123.2
U.S. mid-cap (2)	—	50.7	—	50.7
U.S. small-cap	—	27.9	—	27.9
International (3)	—	91.1	—	91.1
Fixed income securities:
U.S. corporate(4)	—	111.2	—	111.2
U.S. Treasuries	—	22.4	—	22.4
U.K. Gilts	—	33.6	—	33.6
Asset backed securities	—	12.9	—	12.9
International corporate bonds	—	9.2	—	9.2
Other types of investments:
Enhanced equity index (7)	—	—	47.4	47.4
Enhanced bond index (5)	—	—	22.0	22.0
Real estate (6)	—	—	3.9	3.9

Total	$15.2	$482.2	$73.3	$570.7

(1)	Includes low-cost equity index fund not actively managed that tracks the S&P 500 Index.

(2)	Includes low-cost equity index fund not actively managed that tracks the S&P Mid Cap 400 Index.

(3)	Includes funds that track the MSCI EAFE and FTSE All-Share Index.

(4)	Includes index funds comprised of high quality corporate bonds of intermediate and long term durations.

(5)	Includes a strategy which employs equity and equity derivatives along with underlying U.S. Treasuries.

(6)	Includes investments in a diverse portfolio of UK commercial properties.

(7)	Includes a strategy which employs equity derivatives and diversified short-duration fixed income securities.
     Estimated future benefit payments by Cooper’s defined benefit pension plans for the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $50.1 million in 2011, $50.3 million in 2012, $49.7 million in 2013, $49.0 million in 2014, $49.6 million in 2015 and $239.4 million for 2016 through 2020.
     During 2011 Cooper expects to pay in cash approximately $6.0 million for payment of unfunded pension plan benefits and make approximately $2.7 million in employer contributions to certain international funded defined benefit pension plans. Cooper does not expect to have any minimum regulatory funding requirement for its domestic funded defined benefit pension plans in 2011. Other postretirement benefit plans are not subject to any minimum regulatory funding requirements. Cooper funds these benefit payments as incurred. Cooper participates in one multiple-employer benefit plan. Obligations under this plan are not significant.
     All full-time domestic employees, except for certain bargaining unit employees, are eligible to participate in the Cooper Retirement Savings and Stock Ownership Plan (“CO-SAV”). Cooper makes a cash contribution to the CO-SAV plan of 3% of annual compensation for eligible employees. Cooper also matches employee contributions to the CO-SAV plan with Cooper common stock on a dollar-for-dollar

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
match up to 6% of employee compensation. Effective June 1, 2009, the common stock match was reduced to 50% of each dollar of employee contributions up to 6% of employee compensation.
     Cooper recognized defined contribution expense from cash contributions to the CO-SAV plan of $15.5 million, $16.9 million and $16.4 million in 2010, 2009 and 2008, respectively. Compensation expense from the common stock matches for the CO-SAV plan was $13.0 million, $20.2 million and $29.8 million in 2010, 2009 and 2008, respectively.
     During 2010, 2009 and 2008 expense with respect to other defined contribution plans (primarily related to various groups of hourly employees) totaled $11.2 million, $10.0 million and $10.6 million, respectively.
NOTE 18: NET INCOME PER COMMON SHARE

	Basic			Diluted
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	($ in millions, shares in thousands)
Income from continuing operations	$443.8	$413.6	$615.6	$443.8	$413.6	$615.6
Income from discontinued operations	—	25.5	16.6	—	25.5	16.6

Net income applicable to common stock	$443.8	$439.1	$632.2	$443.8	$439.1	$632.2

Weighted average common shares outstanding	166,136	167,228	173,655	166,136	167,228	173,655

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards				2,001	1,242	1,940

Weighted average common shares and common share equivalents				168,137	168,470	175,595

     Options and employee awards are not considered in the calculations if the effect would be anti-dilutive. Anti-dilutive options and employee awards of 1.9 million shares, 6.6 million shares and 3.9 million shares were excluded in 2010, 2009 and 2008, respectively.

NOTE 19:	FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES, CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     Currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. Currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. Cooper sometimes enters into certain currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility related primarily to short-term intercompany financing transactions. Cooper also enters into commodity swaps to reduce the volatility of price fluctuations on a portion of up to eighteen months of forecasted material purchases. These instruments are designated as cash flow hedges. Cooper does not enter into speculative derivative transactions.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     During October 2005 Cooper entered into cross-currency swaps to effectively convert its newly issued $325 million, 5.25% fixed-rate debt maturing in November 2012 to €272.6 million of 3.55% fixed-rate debt. The $325 million debt issuance proceeds were swapped to €272.6 million and lent through an intercompany loan to a non-U.S. subsidiary to partially fund repayment of the 300 million Euro bond debt that matured on October 25, 2005. The cross-currency swaps mature in November 2012.
     Assets and liabilities measured at fair value using a market approach as of December 31, 2010 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs
(in millions)	(Level 2)	(Level 2)

Short-term currency forward exchange contracts	$23.9	$(24.7)
Long-term currency forward exchange contracts	63.3	(26.4)
Short-term commodity swaps	2.9	—
Long-term cross-currency swaps	—	(30.2)
     Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing approximately $48.7 million of assets and $38.3 million of liabilities at December 31, 2010 are not designated as hedging instruments.
     Assets and liabilities measured at fair value using a market approach as of December 31, 2009 on a recurring basis were as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs
(in millions)	(Level 2)	(Level 2)

Short-term currency forward exchange contracts	$13.6	$(12.7)
Long-term currency forward exchange contracts	55.8	(22.5)
Short-term commodity swaps	3.3	(0.7)
Long-term cross-currency swaps	—	(54.4)
     Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing approximately $35.7 million of assets and $24.1 million of liabilities at December 31, 2009 are not designated as hedging instruments.
     There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in 2010 or 2009.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material during 2010, 2009 or 2008. For commodity swaps, Cooper recognized, in cost of sales, a net gain of $3.3 million in 2010, a net loss of $18.8 million in 2009 and a net gain of $1.9 million in 2008. At December 31, 2010, Cooper estimates that approximately $2.9 million of net losses on derivative

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2010, 2009 and 2008 was not material.
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at December 31, 2010 and 2009.

	December 31,
	2010	2009
	(in millions)
U.S. Dollar	$894.8	$533.1
Euro	335.4	353.4
British Pound Sterling	143.9	294.0
Canadian Dollar	370.6	5.7
Other	32.3	28.1

	$1,777.0	$1,214.3

     The contractual amounts of Cooper’s commodity swap contracts at December 31, 2010 and 2009 were approximately $14 million and $15 million, respectively.
Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $108.7 million and $107.4 million at December 31, 2010 and 2009, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 5.0% of trade accounts receivable at December 31, 2010 (5.2% at December 31, 2009). At December 31, 2010, Cooper has approximately 38% of its cash and cash equivalents held at two financial institutions. Cooper believes these financial institutions to be financially stable.
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. Cooper had a book value of approximately $1,428.7 million and $934.4 million for debt instruments at December 31, 2010 and 2009, respectively. The fair value of these debt instruments, as represented primarily by quoted market prices, was approximately $1.52 billion and $1.01 billion at December 31, 2010 and 2009, respectively.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 20: DISCONTINUED OPERATIONS RECEIVABLE AND LIABILITY
     In October 1998 Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement (the “Mutual Guaranty Agreement”) between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. As discussed further below, on September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in implementation of the previously approved Plan B Settlement. As part of its obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper has rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through December 31, 2010, a total of 149,350 Abex Claims were filed, of which 133,874 claims have been resolved leaving 15,476 Abex Claims pending at December 31, 2010. During the years ended December 31, 2010, 2009 and 2008 claims filed were 1,610; 1,565; and 2,641, respectively and claims resolved were 8,963; 2,424; and 8,403, respectively. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,065 before insurance. A total of $189.4 million was spent on defense costs for the period August 28, 1998 through December 31, 2010. Because of the exhaustion of primary layers of coverage and litigation with certain excess insurers, existing insurance coverage currently provides approximately 30% recovery of the total defense and indemnity payments for Abex Claims, although, in certain periods, insurance recoveries can be higher due to new settlements with insurers.
2005 - 2007
     In December 2005 Cooper reached an initial agreement in negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) regarding Cooper’s participation in Federal Mogul’s proposed 524(g) asbestos trust. By participating in this trust, Cooper would have resolved its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval and certain other approvals. Future claims would have been resolved through the bankruptcy trust.
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
     Throughout 2006 and 2007 Cooper continued to believe that the most likely outcome in the range of potential outcomes was a revised settlement with Cooper resolving its asbestos obligations through participation in the proposed Federal-Mogul 524(g) trust. Although the details of the proposed settlement agreement evolved during the on-going negotiations throughout 2006 and 2007, the underlying principles of the proposed settlement arrangements being negotiated principally included fixed payments to a 524(g) trust over 25 years that were subject to reduction for insurance proceeds received in the future.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
2008-2010
     During the first quarter of 2008 the Bankruptcy Court concluded hearings on Plan A. On September 30, 2008, the Bankruptcy Court issued its ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received the $138 million payment, plus interest of $3 million, in October 2008 from the Federal-Mogul Bankruptcy estate and will continue to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. Cooper continues to have access to Abex insurance policies.
     The accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy and a progression of the activity is presented in the following table assuming resolution through participation in the Federal-Mogul 524(g) trust up until September 30, 2008 when the accounting was adjusted to reflect the Plan B Settlement.

Nine Months Ended
September 30,
2008
(in millions)
Accrual at beginning of period (under Plan A)	$509.1
Indemnity and defense payments	(16.9)
Insurance recoveries	25.4
Other	(1.6)

Accrual at end of period (under Plan A) [1]	$516.0

1	The $516.0 million liability reflects the estimated liability under Plan A immediately prior to adjusting the accounting on September 30, 2008 to reflect the Plan B Settlement.

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

	December	December	December	September
	31, 2010	31, 2009	31, 2008	30, 2008
	(in millions)
Asbestos liability analysis (undiscounted):
Total liability for unpaid, pending and future indemnity and defense costs at end of period	$747.1	$784.5	$815.1	$823.3

Asbestos receivable analysis (undiscounted):
Receivable from Federal-Mogul Bankruptcy estate (received in Oct. 2008)	$—	$—	$—	$141.0
Insurance receivable for previously paid claims and insurance settlements	59.5	64.6	74.6	72.7
Insurance-in-place agreements available for pending and future claims	104.1	114.7	117.7	119.6

Total estimated asbestos receivable at end of period	$163.6	$179.3	$192.3	$333.3

			Three Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(in millions)
Cash Flow:
Indemnity and defense payments	$(35.2)	$(29.9)	$(7.9)
Insurance recoveries	15.7	54.6	—
Payment from Federal-Mogul Bankruptcy Estate	—	—	141.0
Other	(2.2)	(0.7)	(0.3)

Net cash flow (excluding related income taxes)	$(21.7)	$24.0	$132.8

     During 2009 Cooper recognized an after tax gain from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense, from negotiated insurance settlements consummated in 2009 that were not previously recognized. Cooper expects that additional insurance recoveries will be obtained as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. Timing and value of these agreements and settlements cannot currently be estimated as they may be subject to extensive additional negotiation and litigation.
Asbestos Liability Estimate
     As of December 31, 2010, Cooper estimates that the undiscounted liability for pending and future indemnity and defense costs for the next 45 years will be $747.1 million. The amount included for unpaid indemnity and defense costs is not significant at December 31, 2010. The estimated liability is before any tax benefit or insurance recoveries and is not discounted as the timing of the actual payments is not reasonably predictable.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     Abex discontinued using asbestos in the Abex Friction product line in the 1970’s and epidemiological studies that are publicly available indicate the incidence of asbestos-related disease is in decline and should continue to decline steadily. Although Cooper believes that its estimated liability for pending and future indemnity and defense costs represents the best estimate of its future obligation, Cooper utilized scenarios that it believes are reasonably possible that indicate a broader range of potential estimates from $500 to $785 million (undiscounted).
Asbestos Receivable Estimate
     As of December 31, 2010, Cooper, through Pneumo-Abex LLC, has access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $670 million. Insurance recoveries reflected as receivables in the balance sheet include recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. As of December 31, 2010, Cooper’s receivable for recoveries of costs from insurers amounted to $163.6 million, of which $59.5 million relate to costs previously paid or insurance settlements. Cooper’s arrangements with the insurance carriers may defer certain amounts of insurance and settlement proceeds that Cooper is entitled to receive beyond twelve months. Approximately 92% of the $163.6 million receivable from insurance companies at December 31, 2010 is due from domestic insurers whose AM Best rating is Excellent (A-) or better. The remaining balance of the insurance receivable has been significantly discounted to reflect management’s best estimate of the recoverable amount.
     Cooper expects that additional insurance recoveries will be obtained as new insurance-in-place agreements are consummated or settlements with insurance carriers are completed. Timing and value of these agreements and settlements cannot currently be estimated as they may be subject to extensive additional negotiation and litigation.
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

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Cooper anticipates that the annual cash outlay for its potential asbestos liability, net of insurance recoveries, will vary from year to year and could be material to Cooper’s operating cash flow for a particular reporting period or year, depending upon the case load for a particular year and the outcome of trials and settlement negotiations. In 2010 payments for indemnity and defense costs exceeded insurance recoveries, while in 2009 insurance recoveries exceeded cash outlays due to negotiated insurance settlements consummated during 2009.
     On February 1, 2011, Cooper entered into a settlement agreement that upon closing would resolve its asbestos liability regarding the Automotive Products segment. The settlement contemplates termination of the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and the creation of a Settlement Trust. Upon closing of the transactions contemplated by the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million, subject to certain reductions ($250 million at closing and the remainder due in installments over four years). After the closing, the Company and its subsidiaries will have no further obligations under the Mutual Guaranty Agreement. Consummation of the settlement is expected during the second quarter of 2011, subject to a favorable ruling regarding the tax treatment of the Settlement Trust from the Internal Revenue Service and other closing conditions.
     As discussed above, the Company has recorded an estimated accrual on an undiscounted basis for pending and future indemnity and defense costs under the Mutual Guaranty. In addition, the Company has recorded a receivable for related insurance recoveries where insurance-in-place agreements, settlements or policy recoveries are probable. Upon completion of the transactions contemplated by the settlement agreement, the Company expects that it will adjust its estimated net liability currently recorded for its obligations under the Mutual Guaranty with the amount payable under the settlement agreement, which is expected to result in a pre-tax, noncash gain for the difference between the two amounts. There can be no assurance that the settlement agreement will be consummated or such pre-tax noncash gain will be realized.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 21: UNAUDITED QUARTERLY OPERATING RESULTS

	2010 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,228.6	$1,336.7	$1,240.7	$1,259.9
Cost of sales	821.1	895.0	821.6	842.9
Selling and administrative expenses	244.8	255.6	236.7	249.0
Equity in (income) of Apex Tool Group, LLC	—	—	(10.5)	(12.3)
Loss related to contribution of net assets to Apex Tool Group, LLC	—	134.5	—	—
Restructuring and asset impairment charges	3.5	3.0	1.5	—

Operating earnings	159.2	48.6	191.4	180.3
Interest expense, net	12.4	11.5	12.3	13.2

Income from continuing operations before income taxes	146.8	37.1	179.1	167.1
Income taxes	28.2	(4.5)	37.4	25.2

Income from continuing operations	118.6	41.6	141.7	141.9
Income related to discontinued operations	—	—	—	—

Net income	$118.6	$41.6	$141.7	$141.9

Income per Common share
Basic:
Income from continuing operations	$.71	$.25	$.86	$.87
Income from discontinued operations	—	—	—	—

Net income	$.71	$.25	$.86	$.87

Diluted:
Income from continuing operations	$.70	$.25	$.85	$.85
Income from discontinued operations	—	—	—	—

Net income	$.70	$.25	$.85	$.85

	2009 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,256.8	$1,269.8	$1,286.4	$1,256.6
Cost of sales	884.8	885.0	876.5	837.5
Selling and administrative expenses	256.9	249.4	251.1	254.4
Restructuring and asset impairment charges	8.8	10.4	6.5	4.2

Operating earnings	106.3	125.0	152.3	160.5
Interest expense, net	15.2	16.3	15.9	14.0

Income from continuing operations before income taxes	91.1	108.7	136.4	146.5
Income taxes	9.9	19.4	22.1	17.7

Income from continuing operations	81.2	89.3	114.3	128.8
Income related to discontinued operations	18.9	—	6.6	—

Net income	$100.1	$89.3	$120.9	$128.8

Income per Common share
Basic:
Income from continuing operations	$.49	$.53	$.68	$.77
Income from discontinued operations	.11	—	.04	—

Net income	$.60	$.53	$.72	$.77

Diluted:
Income from continuing operations	$.48	$.53	$.68	$.76
Income from discontinued operations	.11	—	.04	—

Net income	$.59	$.53	$.72	$.76

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 22: CONSOLIDATING FINANCIAL INFORMATION
     Cooper Industries plc, Cooper Industries, Ltd. and certain of Cooper’s principal operating subsidiaries (the “Guarantors”) fully and unconditionally guarantee, on a joint and several basis, the registered debt securities of Cooper Industries, LLC and Cooper US, Inc. Cooper Industries plc was incorporated on June 4, 2009 and as discussed in Note 1 replaced Cooper Industries, Ltd. as the ultimate parent company on September 8, 2009. As a result, beginning in 2010 Cooper Industries, Ltd. is included as part of Guarantors in the accompanying consolidating financial information. In September 2010 Cooper Industries, LLC fully repaid its remaining registered debt securities and as a result is no longer separately presented in the accompanying consolidating financial information. The following condensed consolidating financial information is included so that separate financial statements of Cooper US, Inc. or the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting.
Consolidating Income Statements
Year Ended December 31, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$3,126.9	$2,608.3	$(669.3)	$5,065.9
Cost of sales	—	(0.4)	2,212.8	1,837.5	(669.3)	3,380.6
Selling and administrative expenses	2.2	121.4	476.0	444.6	(58.1)	986.1
Equity in (income) of Apex Tool Group, LLC	—	—	—	(22.8)	—	(22.8)
Loss related to contribution of net assets to Apex Tool Group, LLC	—	2.4	—	131.6	0.5	134.5
Restructuring and asset impairment charges	—	—	3.8	4.2	—	8.0
Interest expense, net	—	50.1	—	(0.7)	—	49.4
Equity in earnings of subsidiaries, net of tax	285.7	227.7	427.2	46.5	(987.1)	—
Intercompany income (expense)	(0.3)	(85.7)	(162.3)	246.9	1.4	—

Income (loss) from continuing operations before income taxes	283.2	(31.5)	699.2	507.3	(928.1)	530.1
Income tax expense (benefit)	—	(78.1)	113.3	51.1	—	86.3

Income from continuing operations	283.2	46.6	585.9	456.2	(928.1)	443.8
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	$283.2	$46.6	$585.9	$456.2	$(928.1)	$443.8

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Income Statements
Year Ended December 31, 2009
(in millions)

		Cooper
	Cooper	Industries,	Cooper		Other	Consolidating
	Industries plc	Ltd.	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$—	$2,971.3	$2,537.4	$(439.1)	$5,069.6
Cost of sales	—	—	(2.2)	2,140.6	1,784.5	(439.1)	3,483.8
Selling and administrative expenses	—	—	71.4	474.8	480.7	(15.1)	1,011.8
Restructuring and asset impairment charges	—	—	1.5	8.6	19.8	—	29.9
Interest expense, net	—	—	47.3	0.3	13.8	—	61.4
Equity in earnings of subsidiaries, net of tax	83.5	555.4	216.8	49.9	200.7	(1,106.3)	—
Intercompany income (expense)	(0.1)	(27.6)	7.2	(134.4)	258.6	(103.7)	—

Income (loss) from continuing operations before income taxes	83.4	527.8	106.0	262.5	697.9	(1,194.9)	482.7
Income tax expense (benefit)	—	—	(94.7)	85.8	78.0	—	69.1

Income from continuing operations	83.4	527.8	200.7	176.7	619.9	(1,194.9)	413.6
Income from discontinued operations, net of tax	—	—	—	—	25.5	—	25.5

Net income	$83.4	$527.8	$200.7	$176.7	$645.4	$(1,194.9)	$439.1

Consolidating Income Statements
Year Ended December 31, 2008
(in millions)

	Cooper	Cooper
	Industries,	US,		Other	Consolidating
	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$3,884.0	$3,017.5	$(380.2)	$6,521.3
Cost of sales	(0.1)	5.5	2,735.8	2,035.7	(380.2)	4,396.7
Selling and administrative expenses	11.6	69.5	571.2	555.6	(13.3)	1,194.6
Restructuring and asset impairment charges	—	—	9.3	43.1	—	52.4
Interest expense, net	(0.1)	54.4	—	16.1	—	70.4
Equity in earnings of subsidiaries, net of tax	809.5	410.7	92.6	458.7	(1,771.5)	—
Intercompany income (expense)	(40.0)	126.3	(171.7)	224.6	(139.2)	—

Income (loss) from continuing operations before income taxes	758.1	407.6	488.6	1,050.3	(1,897.4)	807.2
Income tax expense (benefit)	—	(51.2)	158.1	84.7	—	191.6

Income from continuing operations	758.1	458.8	330.5	965.6	(1,897.4)	615.6
Income from discontinued operations, net of tax	—	—	—	16.6	—	16.6

Net income	$758.1	$458.8	$330.5	$982.2	$(1,897.4)	$632.2

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Balance Sheets
December 31, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$63.2	$36.8	$2.6	$932.7	$—	$1,035.3
Receivables, less allowances	—	2.5	218.7	574.7	—	795.9
Inventories	—	—	234.7	204.2	—	438.9
Current discontinued operations receivable	—	—	—	13.0	—	13.0
Other current assets	0.6	72.4	30.7	103.8	—	207.5

Total current assets	63.8	111.7	486.7	1,828.4	—	2,490.6

Property, plant and equipment, less accumulated depreciation	—	42.1	316.8	249.4	—	608.3
Investment in Apex Tool Group, LLC	—	—	—	511.3	—	511.3
Investment in subsidiaries	3,035.5	2,923.6	4,608.9	741.6	(11,309.6)	—
Investment in parent	—	3,428.1	—	312.7	(3,740.8)	—
Intercompany accounts receivable	71.9	—	1,974.1	1,244.2	(3,290.2)	—
Intercompany notes receivable	40.0	1,674.8	3,348.3	5,394.7	(10,457.8)	—
Goodwill	—	—	1,288.3	1,068.2	—	2,356.5
Other intangible assets, less accumulated amortization	—	—	85.7	247.9	—	333.6
Long-term discontinued operations receivable	—	—	—	150.6	—	150.6
Other noncurrent assets	—	13.1	(178.2)	382.8		217.7

Total assets	$3,211.2	$8,193.4	$11,930.6	$12,131.8	$(28,798.4)	$6,668.6

Short-term debt	$—	$—	$—	$7.7	$—	$7.7
Accounts payable	44.7	20.3	201.8	195.8	—	462.6
Accrued liabilities	1.2	66.3	210.4	233.6	(1.4)	510.1
Current discontinued operations liability	—	—	—	45.4	—	45.4
Current maturities of long-term debt	—	—	—	0.6	—	0.6

Total current liabilities	45.9	86.6	412.2	483.1	(1.4)	1,026.4

Long-term debt	—	1,418.5	—	1.9	—	1,420.4
Intercompany accounts payable	—	3,290.2	—	—	(3,290.2)	—
Intercompany notes payable	419.7	1,587.2	4,436.2	4,014.7	(10,457.8)	—
Long-term discontinued operations liability	—	—	—	701.7	—	701.7
Other long-term liabilities	—	103.6	54.5	155.9	—	314.0

Total liabilities	465.6	6,486.1	4,902.9	5,357.3	(13,749.4)	3,462.5

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.1	335.1	(3,207.2)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	2,811.0	770.4	1,936.7	2,106.3	(7,624.4)	—
Retained earnings	145.0	1,049.4	2,288.5	4,133.5	(3,957.7)	3,658.7
Treasury stock	(288.6)	—	—	—	—	(288.6)
Accumulated other non- owner changes in equity	76.5	(112.5)	(78.8)	(58.2)	7.3	(165.7)

Total shareholders’ equity	2,745.6	1,707.3	7,027.7	6,774.5	(15,049.0)	3,206.1

Total liabilities and shareholders’ equity	$3,211.2	$8,193.4	$11,930.6	$12,131.8	$(28,798.4)	$6,668.6

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Balance Sheets
December 31, 2009
(in millions)

	Cooper	Cooper	Cooper
	Industries	Industries,	US,		Other	Consolidating
	plc	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$146.0	$—	$27.9	$0.3	$207.4	$—	$381.6
Receivables, less allowances	—	—	0.1	370.6	327.0	—	697.7
Inventories	—	—	—	236.2	187.7	—	423.9
Current discontinued operations receivable	—	—	—	—	12.7	—	12.7
Other current assets	0.6	—	70.0	38.2	101.3	—	210.1

Total current assets	146.6	—	98.0	645.3	836.1	—	1,726.0

Property, plant and equipment, less accumulated depreciation	—	—	57.4	334.2	247.4	—	639.0
Assets to be contributed to Apex Tool Group, LLC	—	—	—	—	588.9	—	588.9
Investment in subsidiaries	2,663.2	3,092.0	4,789.6	991.4	2,589.9	(14,126.1)	—
Investment in parent	—	—	3,418.5	—	312.7	(3,731.2)	—
Intercompany accounts receivable	37.1	—	—	1,883.3	1,273.2	(3,193.6)	—
Intercompany notes receivable	—	3,340.0	754.9	8.9	4,364.0	(8,467.8)	—
Goodwill	—	—	—	1,288.7	1,049.6	—	2,338.3
Other intangible assets, less accumulated amortization	—	—	—	87.0	219.8	—	306.8
Long-term discontinued operations receivable	—	—	—	—	166.6	—	166.6
Other noncurrent assets	—	—	(18.3)	(163.8)	400.9	—	218.8

Total assets	$2,846.9	$6,432.0	$9,100.1	$5,075.0	$12,049.1	$(29,518.7)	$5,984.4

Short-term debt	$—	$—	$—	$—	$9.4	$—	$9.4
Accounts payable	41.9	2.3	16.8	131.2	155.3	—	347.5
Accrued liabilities	0.9	1.0	65.7	208.3	184.7	—	460.6
Current discontinued operations liability	—	—	—	—	43.4	—	43.4
Current maturities of long-term debt	—	—	—	—	2.3	—	2.3

Total current liabilities	42.8	3.3	82.5	339.5	395.1	—	863.2

Long-term debt	—	—	922.7	—	—	—	922.7
Liabilities to be contributed to Apex Tool Group, LLC	—	—	—	—	140.1	—	140.1
Intercompany accounts payable	—	26.9	3,166.7	—	—	(3,193.6)	—
Intercompany notes payable	154.7	1,520.9	1,274.7	1,773.7	3,743.8	(8,467.8)	—
Long-term discontinued operations liability	—	—	—	—	741.1	—	741.1
Other long-term liabilities	—	—	122.1	69.7	162.2	—	354.0

Total liabilities	197.5	1,551.1	5,568.7	2,182.9	5,182.3	(11,661.4)	3,021.1

Common stock	1.7	—	—	—	—	—	1.7
Subsidiary preferred stock	—	—	—	—	325.5	(325.5)	—
Subsidiary common stock	—	3.1	—	7.6	280.4	(291.1)	—
Capital in excess of par value	2,626.2	3,276.1	756.6	1,559.2	1,512.3	(9,730.4)	—
Retained earnings	41.5	1,751.0	3,040.6	1,380.5	5,066.8	(8,026.3)	3,254.1
Treasury stock	(12.5)	—	—	—	—	—	(12.5)
Accumulated other non- owner changes in equity	(7.5)	(149.3)	(265.8)	(55.2)	(318.2)	516.0	(280.0)

Total shareholders’ equity	2,649.4	4,880.9	3,531.4	2,892.1	6,866.8	(17,857.3)	2,963.3

Total liabilities and shareholders’ equity	$2,846.9	$6,432.0	$9,100.1	$5,075.0	$12,049.1	$(29,518.7)	$5,984.4

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$0.8	$(92.1)	$460.7	$331.1	$—	$700.5

Cash flows from investing activities:
Capital expenditures	—	(5.4)	(48.0)	(45.1)	—	(98.5)
Cash paid for acquired businesses	—	—	—	(93.2)	—	(93.2)
Investments in affiliates	(1.9)	(44.0)	—	(67.9)	113.8	—
Loans to affiliates	(40.0)	(604.1)	—	(1,784.3)	2,428.4	—
Repayments of loans from affiliates	—	447.3	0.5	1,384.1	(1,831.9)	—
Dividends from affiliates	—	1.9	23.8	780.2	(805.9)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	4.6	—	4.6

Net cash provided by (used in) investing activities	(41.9)	(204.3)	(23.7)	178.4	(95.6)	(187.1)

Cash flows from financing activities:
Proceeds from issuances of debt	—	495.2	—	—	—	495.2
Debt issuance costs	—	(0.9)	—	—	—	(0.9)
Proceeds from debt derivatives	—	(0.3)	—	—	—	(0.3)
Repayments of debt, net	—	—	—	(4.3)	—	(4.3)
Borrowings from affiliates	419.1	600.4	940.9	468.0	(2,428.4)	—
Repayments of loans to affiliates	(154.9)	(404.1)	(1,269.0)	(3.9)	1,831.9	—
Other intercompany financing activities	66.2	381.4	(106.6)	(341.0)	—	—
Dividends	(177.4)	—	—	—	—	(177.4)
Dividends paid to affiliates	—	(780.2)	—	(25.7)	805.9	—
Purchases of treasury shares	(276.1)	—	—	—	—	(276.1)
Excess tax benefits from stock options and awards	—	13.8	—	—	—	13.8
Issuance of stock to affiliates	—	—	—	113.8	(113.8)	—
Proceeds from exercise of stock options and other	81.4	—	—	—	—	81.4

Net cash provided by (used in) financing activities	(41.7)	305.3	(434.7)	206.9	95.6	131.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8.9	—	8.9

Increase (decrease) in cash and cash equivalents	(82.8)	8.9	2.3	725.3	—	653.7
Cash and cash equivalents, beginning of period	146.0	27.9	0.3	207.4	—	381.6

Cash and cash equivalents, end of period	$63.2	$36.8	$2.6	$932.7	$—	$1,035.3

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2009
(in millions)

	Cooper	Cooper	Cooper
	Industries	Industries,	US,		Other	Consolidating
	plc	Ltd.	Inc.	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$0.4	$(19.6)	$(11.3)	$405.9	$376.5	$—	$751.9

Cash flows from investing activities:
Capital expenditures	—	—	(18.4)	(62.0)	(46.3)	—	(126.7)
Cash paid for acquired businesses	—	—	(10.7)	(42.3)	(8.4)	—	(61.4)
Investments in affiliates	—	(0.1)	(46.8)	—	—	46.9	—
Loans to affiliates	—	—	(620.7)	(8.7)	(2,072.3)	2,701.7	—
Repayments of loans from affiliates	—	5.0	467.7	—	1,720.5	(2,193.2)	—
Dividends from affiliates	—	—	107.9	42.5	8.0	(158.4)	—
Proceeds from short-term investments	—	—	22.9	—	—	—	22.9
Proceeds from sales of property, plant and equipment	—	—	—	—	7.4	—	7.4

Net cash provided by (used in) investing activities	—	4.9	(98.1)	(70.5)	(391.1)	397.0	(157.8)

Cash flows from financing activities:
Debt issuance costs	—	—	(1.8)	—	—	—	(1.8)
Repayments of debt, net	—	—	—	(8.0)	(291.6)	—	(299.6)
Borrowings from affiliates	154.7	2,362.9	112.1	31.5	40.5	(2,701.7)	—
Repayments of loans to affiliates	—	(2,070.6)	(46.6)	—	(76.0)	2,193.2	—
Other intercompany financing activities	(12.5)	19.2	(10.7)	(359.9)	363.9	—	—
Dividends	—	(167.4)	—	—	—	—	(167.4)
Dividends paid to affiliates	—	(107.6)	—	—	(50.8)	158.4	—
Purchases of treasury shares	(12.5)	—	—	—	—	—	(12.5)
Purchases of common shares	—	(26.0)	—	—	—	—	(26.0)
Excess tax benefits from stock options and awards	—	—	2.7	—	—	—	2.7
Issuance of stock to affiliates	—	—	—	—	46.9	(46.9)	—
Proceeds from exercise of stock options and other	15.9	4.2	—	—	—	—	20.1

Net cash provided by (used in) financing activities	145.6	14.7	55.7	(336.4)	32.9	(397.0)	(484.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	13.2	—	13.2

Increase (decrease) in cash and cash equivalents	146.0	—	(53.7)	(1.0)	31.5	—	122.8
Cash and cash equivalents, beginning of period	—	—	81.6	1.3	175.9	—	258.8

Cash and cash equivalents, end of period	$146.0	$—	$27.9	$0.3	$207.4	$—	$381.6

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidating Statements of Cash Flows
Year Ended December 31, 2008
(in millions)

	Cooper	Cooper
	Industries,	US,		Other	Consolidating
	Ltd.	Inc	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(58.3)	$(78.2)	$307.3	$725.6	$—	$896.4

Cash flows from investing activities:
Capital expenditures	—	(18.1)	(52.4)	(66.5)	—	(137.0)
Cash paid for acquired businesses	—	—	(5.2)	(291.8)	—	(297.0)
Cash restricted for business acquisition	—	—	—	290.1	—	290.1
Investments in affiliates	(0.1)	(23.1)	(7.5)	—	30.7	—
Loans to affiliates	(189.8)	(718.0)	—	(1,315.2)	2,223.0	—
Repayments of loans from affiliates	346.8	490.2	0.1	1,042.8	(1,879.9)	—
Dividends from affiliates	—	129.8	—	10.6	(140.4)	—
Short-term investments	—	65.7	—	—	—	65.7
Proceeds from sales of property, plant and equipment and other	—	—	0.4	1.4	—	1.8

Net cash provided by (used in) investing activities	156.9	(73.5)	(64.6)	(328.6)	233.4	(76.4)

Cash flows from financing activities:
Proceeds from issuances of debt	—	297.6	—	—	—	297.6
Debt issuance costs	—	(0.6)	—	—	—	(0.6)
Proceeds from debt derivatives	—	0.5	—	—	—	0.5
Repayments of debt, net	—	(228.7)	—	(168.5)	—	(397.2)
Borrowings from affiliates	1,701.4	90.3	3.2	428.1	(2,223.0)	—
Repayments of loans to affiliates	(1,336.1)	(159.2)	(3.0)	(381.6)	1,879.9	—
Other intercompany financing activities	(26.2)	558.6	(240.5)	(305.2)	13.3	—
Dividends	(170.3)	—	—	—	—	(170.3)
Dividends paid to affiliates	(140.4)	—	—	—	140.4	—
Purchases of common shares	(141.6)	(375.6)	—	—	—	(517.2)
Issuance of stock to affiliates	—	—	—	30.7	(30.7)	—
Excess tax benefits from stock options and awards	—	10.2	—	—	—	10.2
Proceeds from exercise of stock options and other	13.3	17.1	—	—	(13.3)	17.1

Net cash provided by (used in) financing activities	(99.9)	210.2	(240.3)	(396.5)	(233.4)	(759.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(34.1)	—	(34.1)

Increase (decrease) in cash and cash equivalents	(1.3)	58.5	2.4	(33.6)	—	26.0
Cash and cash equivalents, beginning of period	1.3	23.1	(1.1)	209.5	—	232.8

Cash and cash equivalents, end of period	$—	$81.6	$1.3	$175.9	$—	$258.8