Form 10-Q
period 2011-03-31
Cooper Industries plc
filed 2011-05-06
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of registrant’s common shares outstanding as of March 31, 2011 was 165,020,536.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits
Signatures
Exhibit Index
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES PLC
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(in millions, except per share data)
Revenues	$1,277.7	$1,228.6
Cost of sales	843.7	821.1
Selling and administrative expenses	250.9	244.8
Equity in (income) of Apex Tool Group, LLC	(14.5)	—
Restructuring charges	—	3.5

Operating earnings	197.6	159.2
Interest expense, net	16.3	12.4

Income from continuing operations before income taxes	181.3	146.8
Income taxes expense	25.5	28.2

Income from continuing operations	155.8	118.6
Income related to discontinued operations, net of income taxes	190.3	—

Net income	$346.1	$118.6

Income per common share:
Basic:
Income from continuing operations	$.94	$.71
Income from discontinued operations	1.16	—

Net income	$2.10	$.71

Diluted:
Income from continuing operations	$.93	$.70
Income from discontinued operations	1.14	—

Net income	$2.07	$.70

Cash dividends declared per common share	$.29	$.27

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$1,008.4	$1,035.3
Receivables, less allowances	885.0	795.9
Inventories	489.8	438.9
Current discontinued operations receivable	3.3	13.0
Other current assets	292.9	207.5

Total current assets	2,679.4	2,490.6

Property, plant and equipment, less accumulated depreciation	614.3	608.3
Investment in Apex Tool Group, LLC	523.2	511.3
Goodwill	2,388.1	2,356.5
Other intangible assets, less accumulated amortization	331.9	333.6
Long-term discontinued operations receivable	8.8	150.6
Other noncurrent assets	167.6	217.7

Total assets	$6,713.3	$6,668.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$17.4	$7.7
Accounts payable	479.5	462.6
Accrued liabilities	451.9	510.1
Current discontinued operations liability	251.0	45.4
Current maturities of long-term debt	—	0.6

Total current liabilities	1,199.8	1,026.4

Long-term debt	1,418.8	1,420.4
Long-term discontinued operations liability	49.6	701.7
Other long-term liabilities	459.2	314.0

Total liabilities	3,127.4	3,462.5

Common stock, $.01 par value	1.7	1.7
Retained earnings	4,010.3	3,658.7
Treasury stock	(296.5)	(288.6)
Accumulated other nonowner changes in equity	(129.6)	(165.7)

Total shareholders’ equity	3,585.9	3,206.1

Total liabilities and shareholders’ equity	$6,713.3	$6,668.6

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$346.1	$118.6
Adjust: (Income) related to discontinued operations	(190.3)	—

Income from continuing operations	155.8	118.6

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	31.6	36.6
Deferred income taxes	(8.7)	10.2
Excess tax benefits from stock options and awards	(7.3)	(2.6)
Distribution of earnings from Apex Tool Group, LLC	5.4	—
Equity in (income) of Apex Tool Group, LLC	(14.5)	—
Restructuring charges	—	3.5
Changes in assets and liabilities: (1)
Receivables	(78.5)	(42.6)
Inventories	(43.7)	(22.7)
Accounts payable and accrued liabilities	(45.3)	(6.2)
Discontinued operations assets and liabilities, net	0.9	(6.4)
Other assets and liabilities, net	4.3	(4.8)

Net cash provided by operating activities	—	83.6

Cash flows from investing activities:
Capital expenditures	(25.8)	(14.7)
Cash paid for acquired businesses	(1.8)	(6.2)
Proceeds from sales of property, plant and equipment and other	0.2	0.9

Net cash used in investing activities	(27.4)	(20.0)

Cash flows from financing activities:
Proceeds from borrowings, net	7.0	—
Dividends	(44.8)	(41.9)
Purchases of treasury shares	(7.9)	(27.1)
Excess tax benefits from stock options and awards	7.3	2.6
Proceeds from exercise of stock options and other	33.4	13.7

Net cash used in financing activities	(5.0)	(52.7)
Effect of exchange rate changes on cash and cash equivalents	5.5	(3.1)

Increase (decrease) in cash and cash equivalents	(26.9)	7.8
Cash and cash equivalents, beginning of period	1,035.3	381.6

Cash and cash equivalents, end of period	$1,008.4	$389.4

(1)	Net of the effects of acquisitions and translation.
The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Accounting Policies
     Basis of Presentation - The consolidated financial statements of Cooper Industries plc, an Irish company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2010 included in Part IV of Cooper’s 2010 Annual Report on Form 10-K.
Note 2. Inventories

	March 31,	December 31,
	2011	2010
	(in millions)
Raw materials	$184.9	$168.6
Work-in-process	111.0	97.9
Finished goods	310.0	288.5
Perishable tooling and supplies	7.5	7.6

	613.4	562.6
Allowance for excess and obsolete inventory	(58.2)	(57.8)
Excess of FIFO costs over LIFO costs	(65.4)	(65.9)

Net inventories	$489.8	$438.9

Note 3. Goodwill
     Cooper has goodwill of $2.39 billion and $2.36 billion at March 31, 2011 and December 31, 2010, respectively. Cooper completed its annual impairment tests for each reporting unit’s goodwill. The results of step one of the goodwill impairment tests as of January 1, 2011 did not require the completion of step two of the test for any reporting unit.
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
     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes amounts related to sites owned by Cooper, retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. At March 31, 2011, Cooper had an accrual of $20.6 million with respect to potential environmental liabilities, including $9.0 million classified as a long-term liability. Cooper has not utilized any form of discounting in establishing its environmental liability accruals.
     In the first quarter of 2010 Cooper received two notices of potential liability under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) from the United States Environmental Protection Agency with respect to the release or threatened release of hazardous substances, pollutants, and contaminants into the 17-mile stretch of the river known as the Lower Passaic River Study Area, which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The EPA sent notices to over 125 companies. The notices to Cooper identified three former sites in the Newark area owned by the former Thomas A. Edison, Inc. and McGraw-Edison Company. The notice alleges that as the successor to Thomas A. Edison, Inc. and the McGraw-Edison Company, the former owners and operators of the facilities, Cooper may be potentially liable for response costs and clean up of the site. Although the notices do not state an amount of potential liability, Cooper has included a provision for this claim in its environmental accrual assessment based on Cooper’s current estimate of the most likely amount of losses that it believes will be incurred.
Note 5. Debt
     At March 31, 2011, Cooper has $17.4 million of short-term debt and has no commercial paper borrowings outstanding. At March 31, 2011, Cooper has available a $350 million U.S. committed credit facility that matures in August 2012.
Note 6. Shareholders’ Equity
     Cooper Industries plc had common shares, $.01 par value outstanding of 165,020,536 (net of 6,663,500 treasury shares) and 164,130,802 (net of 6,537,900 treasury shares) at March 31, 2011 and

December 31, 2010, respectively. During the first quarter of 2011, Cooper issued 1,015,334 common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first quarter of 2011, Cooper Industries plc purchased 125,600 shares of treasury stock at an average price of $63.06 per share under the Board of Directors authorization discussed below.
     On February 9, 2009, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2011 Cooper’s current estimate is that 3 million shares would be issued under equity compensation plans. Cooper may continue to repurchase shares under these authorizations from time to time during 2011. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments. As of March 31, 2011, 11,603,135 shares remain available to be repurchased under the authorizations by the Board of Directors.
Note 7. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of related taxes, were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Net income	$346.1	$118.6
Foreign currency translation gains (losses)	32.4	(33.2)
Change in fair value of derivatives	1.9	(2.6)
Pension and postretirement benefit plans	1.8	2.2

Net income and other nonowner changes in equity	$382.2	$85.0

Note 8. Segment Information

	Revenues		Operating Earnings
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in millions)
Energy and Safety Solutions	$680.8	$569.9	$116.3	$96.1
Electrical Products Group	596.9	512.2	88.6	73.5

Total Electrical segments	1,277.7	1,082.1	204.9	169.6
Tools	—	146.5	—	12.0

Total segments	$1,277.7	$1,228.6	204.9	181.6

General Corporate expense			21.8	18.9
Equity in (income) of Apex Tool Group, LLC			(14.5)	—
Restructuring charges			—	3.5
Interest expense, net			16.3	12.4

Income from continuing operations before income taxes			$181.3	$146.8

Note 9. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Prior Stock Plan”). The Prior Stock Plan provided for the granting of stock options, performance-based share awards and restricted stock units. Since the Prior Stock Plan’s original inception in 1996, the aggregate number of shares authorized under the Prior Stock Plan was 41 million. As of March 31, 2011, 3,076,455 shares were available for future grants under the Prior Stock Plan. Total compensation expense for all share-based compensation arrangements under the Prior Stock Plan was $9.3 million and $7.9 million for the three months ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Prior Stock Plan was $3.6 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, Cooper granted 1,304,390 stock option awards, 402,028 performance-based shares and 196,843 restricted stock units.
     On May 2, 2011, Cooper shareholders approved the Cooper Industries plc 2011 Omnibus Incentive Compensation Plan (the “2011 Incentive Plan”) that replaces the Prior Stock Plan and the Management Annual Incentive Plan (the “Bonus Plan”). The 2011 Incentive Plan is intended to promote our long-term success and achievement of both our short- and long-term business objectives and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers and employees. The 2011 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, other stock-based awards, cash-based awards and dividend equivalents to eligible participants. At the time of approval of the 2011 Incentive Plan, there are 10.6 million shares available for future grants, including approximately 4.1 million shares that were available for future grants under the Prior Stock Plan and the Bonus Plan which were transferred to and are now available for issuance under the 2011 Incentive Plan. Shares that are subject to outstanding awards under the Prior Stock Plan that are forfeited or are otherwise settled or terminated without a distribution of shares will be transferred to and available for issuance under the 2011 Incentive Plan. At May 2, 2011, Cooper had approximately 9.4 million stock awards outstanding under the Prior Stock Plan.
Note 10. Income Taxes
     The effective tax rate from continuing operations was 14.1% for the three months ended March 31, 2011 and 19.2% for the three months ended March 31, 2010. Income tax expense from continuing operations was reduced by $9.7 million during the quarter ended March 31, 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. Excluding these discrete tax adjustments, Cooper’s effective tax rate for the quarter ended March 31, 2011 was 19.4%.
     Net deferred taxes recognized in the balance sheet consist of:

	March	December
	31, 2011	31, 2010
	(in millions)
Other current assets	$155.3	$76.0
Other noncurrent assets	—	42.1
Other long-term liabilities	(151.6)	—

	$3.7	$118.1

     The decrease during the first quarter of 2011 in the net deferred tax assets recognized was primarily related to the settlement of the discontinued operations asbestos liability as further discussed in Note 14 to the Consolidated Financial Statements.

     The Internal Revenue Service (IRS) has completed its examinations of Cooper’s 2007 and 2008 Federal Tax Returns and issued notices of assessment in the amounts of $16 million and $14 million, respectively primarily by challenging Cooper’s intercompany pricing with a foreign affiliate. During the first quarter of 2011, the IRS and Cooper finalized a settlement regarding these matters. After consideration of the related liability Cooper had recorded, the settlement had no significant effect on Cooper’s consolidated financial statements.
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
     At March 31, 2011 and December 31, 2010, Cooper has a foreign deferred tax asset of approximately $1.26 billion and $1.13 billion, respectively, relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. Although this net operating loss carryforward has an indefinite life, a corresponding valuation allowance for the same amount was recognized because management believes at this time it is more likely than not that the deferred tax asset will not be realized.
     Cooper has unrecognized gross tax benefits of $19.4 million at March 31, 2011. Approximately $14.5 million of the unrecognized tax benefits would favorably impact the effective tax rate if recognized. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $8 to $13 million could be recognized during the next 12 months as audits close and statutes expire.

Note 11. Pension and Other Postretirement Benefits

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.6	$0.9	$—	$—
Interest cost	8.4	9.9	0.9	1.2
Expected return on plan assets	(10.9)	(10.8)	—	—
Amortization of prior service cost	(0.7)	(0.7)	(0.5)	(0.5)
Recognized actuarial (gain) loss	4.9	5.4	(0.8)	(0.5)

Net periodic benefit cost (gain)	$2.3	$4.7	$(0.4)	$0.2

Note 12. Net Income Per Common Share

	Basic		Diluted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in millions)
Income from continuing operations	$155.8	$118.6	$155.8	$118.6
Income from discontinued operations	190.3	—	190.3	—

Net income applicable to common stock	$346.1	$118.6	$346.1	$118.6

Weighted average common shares outstanding	165.0	167.6	165.0	167.6

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards			2.6	1.9

Weighted average common shares and common share equivalents			167.6	169.5

     Options and employee awards are not considered in the calculations if the effect would be anti-dilutive. Anti-dilutive options and employee awards of 1.9 million and 3.1 million shares were excluded in the period ended March 31, 2011 and 2010 respectively.

Note 13.	Financial Instruments and Hedging Activities, Concentrations of Credit Risk and Fair Value of Financial Instruments
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
     Assets and liabilities measured at fair value using a market approach as of March 31, 2011 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs
(in millions)	(Level 2)	(Level 2)

Short-term currency forward exchange contracts	$26.6	$(13.1)
Long-term currency forward exchange contracts	52.7	(21.1)
Short-term commodity swaps	1.5	(0.2)
Long-term cross-currency swaps	—	(47.0)
     Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing approximately $37.0 million of assets and $24.6 million of liabilities at March 31, 2011 are not designated as hedging instruments.
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

     There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in 2011 or 2010.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the three months ended March 31, 2011 and 2010. For commodity swaps, Cooper recognized, in cost of sales, a net gain of $1.2 and $1.5 million in the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, Cooper estimates that approximately $.07 million of net gains on derivative instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the three months ended March 31, 2011 and 2010 was not material.
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in millions)
U.S. Dollar	$614.2	$894.8
Euro	365.4	335.4
British Pound Sterling	143.9	143.9
Canadian Dollar	34.8	370.6
Other	38.4	32.3

	$1,196.7	$1,777.0

     The contractual amounts of Cooper’s commodity swap contracts at March 31, 2011 and December 31, 2010 were approximately $19 million and $14 million, respectively.
Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $116.2 million and $108.7 million at March 31, 2011 and December 31, 2010, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 5.0% of accounts receivable at March 31, 2011 (5.0% at December 31, 2010). At March 31, 2011, Cooper has approximately 67% of its cash and cash equivalents held at three financial institutions. Cooper believes these financial institutions to be financially stable.

Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. Cooper had a book value of approximately $1.44 billion and $1.43 billion for debt instruments at March 31, 2011 and December 31, 2010, respectively. The fair value of these debt instruments, as represented primarily by quoted market prices, was approximately $1.52 billion and $1.52 billion at March 31, 2011 and December 31, 2010, respectively.
Note 14. Discontinued Operations Receivable and Liability
Discontinued Operations Liability
     In October 1998 Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement (the “Mutual Guaranty”) between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. On September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in Cooper implementing the previously approved Plan B Settlement, where Cooper continued to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. As discussed further below, on February 1, 2011, Cooper entered into a settlement agreement that upon its closing on April 5, 2011 resolved Cooper’s liability under the Mutual Guaranty with Pneumo.
     As part of its now resolved obligation to Pneumo for any asbestos-related claims arising from the Abex Friction product line (“Abex Claims”), Cooper had rights, confirmed by Pneumo, to significant insurance for such claims. Based on information provided by representatives of Federal-Mogul and recent claims experience, from August 28, 1998 through March 31, 2011, a total of 149,688 Abex Claims were filed, of which 134,124 claims have been resolved leaving 15,564 Abex Claims pending at March 31, 2011. During the three months ended March 31, 2011, 338 claims were filed and 250 claims were resolved. Since August 28, 1998, the average indemnity payment for resolved Abex Claims was $2,078 before insurance. A total of $195.7 million was spent on defense costs for the period August 28, 1998 through March 31, 2011. Existing insurance coverage had been providing approximately 30% recovery of the total defense and indemnity payments for Abex Claims due to exhaustion of primary layers of coverage and litigation with certain excess insurers, although, in certain periods, insurance recoveries have been higher due to new settlements with insurers.
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
2008 - 2011
     During the first quarter of 2008, the Bankruptcy Court concluded hearings on Plan A. On September 30, 2008, the Bankruptcy Court issued its ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received the $138 million payment, plus interest of $3 million, in October 2008 from the Federal-Mogul Bankruptcy estate and continued to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. Additionally, under Plan B, Cooper continued to have access to Abex insurance policies. As a result of the September 30, 2008 Bankruptcy Court ruling discussed above, Cooper adjusted its accounting in the third quarter of 2008 to reflect the separate assets and liabilities related to the on-going activities to resolve the potential asbestos related claims through the tort system. Cooper recorded income from discontinued operations of $16.6 million, net of a $9.4 million income tax expense, in the third quarter of 2008 to reflect the Plan B Settlement. During 2009

Cooper recognized after tax gains from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense, from negotiated insurance settlements consummated in 2009 that were not previously recognized. At December 31, 2010, 2009 and 2008, Cooper had a discontinued operations accrual of $747.1 million, $784.5 million and $815.1 million, respectively, and had related insurance receivables of $163.6 million, $179.3 million and $192.3 million, respectively.
Critical Accounting Assumptions Used in Determining the Plan B Liability and Receivable Estimates
     The amounts recognized by Cooper for its asbestos liability and related insurance receivables under the Plan B settlement were not discounted and relied on assumptions that were based on currently known facts and strategy. The value of the liability on a discounted basis net of the amount of insurance recoveries likely to materialize in the future would be significantly lower than the net amounts recognized in the balance sheet. Prior to the first quarter 2011 adjustment for the April 5, 2011 settlement agreement with Pneumo discussed below, Cooper estimated that the liability for pending and future indemnity and defense costs for the next 45 years was $736.3 million. This estimated liability was before any tax benefit and was not discounted as the timing of the actual payments on resolution of claims through the tort system was not reasonably predictable. The methodology used to project Cooper’s liability estimate relied upon a number of assumptions including Cooper’s recent claims experience and declining future asbestos spending based on past trends and publicly available epidemiological data, changes in various jurisdictions, management’s judgment about the current and future litigation environment, and the availability to claimants of other payment sources. Under the Plan B settlement, Cooper, through Pneumo-Abex LLC, had access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $660 million. Insurance recoveries reflected as receivables in the balance sheet included recoveries where insurance-in-place agreements, settlements or policy recoveries were considered probable. Prior to the first quarter 2011 adjustment for the April 5, 2011 settlement agreement with Pneumo discussed below, Cooper’s receivable for recoveries of costs from insurers amounted to $151.9 million.
     The following table presents the cash activity under the Plan B Settlement through March 31, 2011 (prior to adjustment for the April 5, 2011 settlement agreement with Pneumo discussed below).

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Cash Flow:
Indemnity and defense payments	$(10.5)	$(5.7)
Insurance recoveries	11.7	—
Other	(0.3)	(0.7)

Net cash flow under Plan B Settlement	$0.9	$(6.4)

2011 Settlement Agreement with Pneumo
     On February 1, 2011, Cooper entered into a settlement agreement that upon closing would, among other things, resolve its liability under the Mutual Guaranty with Pneumo. The settlement agreement closed on April 5, 2011 following satisfaction of various closing conditions. The settlement terminates the Mutual Guaranty between Cooper and Pneumo and creates a Settlement Trust. After the closing of the settlement in April 2011 the Company and its subsidiaries have no further obligations under the Mutual Guaranty. Under the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million ($250 million at closing and the remainder due in installments over four years, subject to certain adjustments). Cooper made the $250 million initial payment to the Settlement Trust on April 5, 2011. Other payments due under the settlement agreement total approximately $49.6 million, after certain reductions for indemnity and defense payments made by Cooper subsequent to the February 1, 2011 settlement agreement and prior to the closing on April 5, 2011. The remaining payments are due in installments at the anniversary of the closing over the next four years as follows: $9.1 million in 2012, $17.0 million in 2013, and $11.75 million in each of 2014 and 2015.

     As discussed above, the Company had previously recorded an estimated accrual on an undiscounted basis for pending and future indemnity and defense costs under the Mutual Guaranty. In addition, the Company had recorded receivables for related insurance recoveries where insurance-in-place agreements, settlements or policy recoveries were considered probable. As a result of the settlement agreement, Cooper adjusted its previously recorded net liability for its obligations under the Mutual Guaranty to the amounts payable under the settlement agreement and related unpaid legal expenses as of March 31, 2011 resulting in the recognition of an after-tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense, in the first quarter of 2011. Cooper also has approximately $12.1 million in receivables for non-Abex related insurance recoveries remaining on the balance sheet at March 31, 2011 due through 2014 under previously recognized insurance settlements.
Note 15. Consolidating Financial Information
     Cooper Industries plc along with Cooper Industries, Ltd. and certain of Cooper’s principal operating subsidiaries (the “Guarantors”) fully and unconditionally guarantee, on a joint and several basis, the registered debt securities of Cooper US, Inc. The following condensed consolidating financial information is included so that the separate financial statements of Cooper US, Inc. or the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting.

Consolidating Income Statements
Three Months Ended March 31, 2011
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$836.6	$619.5	$(178.4)	$1,277.7
Cost of sales	—	(0.6)	586.3	436.4	(178.4)	843.7
Selling and administrative expenses	—	44.3	126.0	106.6	(26.0)	250.9
Equity in (income) of Apex Tool Group, LLC	—	—	—	(14.5)	—	(14.5)
Interest expense, net	—	16.5	—	(0.2)	—	16.3
Equity in earnings of subsidiaries, net of tax	320.3	244.4	290.1	199.0	(1,053.8)	—
Intercompany income (expense)	(0.4)	(17.1)	(41.5)	58.8	0.2	—

Income (loss) from continuing operations before income taxes	319.9	167.1	372.9	349.0	(1,027.6)	181.3
Income tax expense (benefit)	—	(31.9)	36.2	21.2	—	25.5

Income from continuing operations	319.9	199.0	336.7	327.8	(1,027.6)	155.8
Income from discontinued operations, net of tax	—	—	—	190.3	—	190.3

Net income	$319.9	$199.0	$336.7	$518.1	$(1,027.6)	$346.1

Consolidating Income Statements
Three Months Ended March 31, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$695.0	$680.1	$(146.5)	$1,228.6
Cost of sales	—	(0.5)	496.2	471.9	(146.5)	821.1
Selling and administrative expenses	—	46.6	110.8	118.3	(30.9)	244.8
Restructuring charges	—	—	0.4	3.1	—	3.5
Interest expense, net	—	12.3	—	0.1	—	12.4
Equity in earnings of subsidiaries, net of tax	47.5	70.2	103.8	8.7	(230.2)	—
Intercompany income (expense)	(0.1)	(20.9)	(39.3)	60.3	—	—

Income (loss) from continuing operations before income taxes	47.4	(9.1)	152.1	155.7	(199.3)	146.8
Income tax expense (benefit)	—	(17.8)	20.7	25.3	—	28.2

Income from continuing operations	47.4	8.7	131.4	130.4	(199.3)	118.6
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	$47.4	$8.7	$131.4	$130.4	$(199.3)	$118.6

Consolidating Balance Sheets
March 31, 2011
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$70.0	$289.9	$0.8	$647.7	$—	$1,008.4
Receivables, less allowances	0.8	3.4	237.3	643.5	—	885.0
Inventories	—	—	261.4	228.4	—	489.8
Current discontinued operations receivable	—	—	—	3.3	—	3.3
Other current assets	0.4	51.9	31.8	208.8	—	292.9

Total current assets	71.2	345.2	531.3	1,731.7	—	2,679.4

Property, plant and equipment, less accumulated depreciation	—	42.0	314.5	257.8	—	614.3
Investment in Apex Tool Group, LLC	—	—	—	523.2	—	523.2
Investment in subsidiaries	3,358.6	3,164.5	4,942.4	940.1	(12,405.6)	—
Investment in parent	—	3,428.1	—	312.7	(3,740.8)	—
Intercompany accounts receivable	84.1	—	1,919.7	1,350.5	(3,354.3)	—
Intercompany notes receivable	40.0	1,697.7	3,348.3	5,622.6	(10,708.6)	—
Goodwill	—	—	1,288.3	1,099.8	—	2,388.1
Other intangible assets, less accumulated amortization	—	—	86.3	245.6	—	331.9
Long-term discontinued operations receivable	—	—	—	8.8	—	8.8
Other noncurrent assets	—	(2.9)	1.7	168.8	—	167.6

Total assets	$3,553.9	$8,674.6	$12,432.5	$12,261.6	$(30,209.3)	$6,713.3

Short-term debt	$—	$—	$—	$17.4	$—	$17.4
Accounts payable	47.9	26.6	196.8	208.2	—	479.5
Accrued liabilities	1.6	55.6	176.7	219.6	(1.6)	451.9
Current discontinued operations liability	—	—	—	251.0	—	251.0

Total current liabilities	49.5	82.2	373.5	696.2	(1.6)	1,199.8

Long-term debt	—	1,418.8	—	—	—	1,418.8
Intercompany accounts payable	—	3,354.3	—	—	(3,354.3)	—
Intercompany notes payable	419.7	1,815.1	4,436.3	4,037.5	(10,708.6)	—
Long-term discontinued operations liability	—	—	—	49.6	—	49.6
Other long-term liabilities	—	88.1	211.7	159.4	—	459.2

Total liabilities	469.2	6,758.5	5,021.5	4,942.7	(14,064.5)	3,127.4

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.1	335.1	(3,207.2)	—
Subsidiary common stock	—	—	9.2	256.5	(265.7)	—
Capital in excess of par value	2,883.7	777.6	1,944.0	2,104.5	(7,709.8)	—
Retained earnings	416.5	1,248.4	2,625.2	4,648.2	(4,928.0)	4,010.3
Treasury stock	(296.5)	—	—	—	—	(296.5)
Accumulated other non- owner changes in equity	79.3	(109.9)	(39.5)	(25.4)	(34.1)	(129.6)

Total shareholders’ equity	3,084.7	1,916.1	7,411.0	7,318.9	(16,144.8)	3,585.9

Total liabilities and shareholders’ equity	$3,553.9	$8,674.6	$12,432.5	$12,261.6	$(30,209.3)	$6,713.3

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

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2011
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$(0.3)	$(7.3)	$(43.3)	$50.9	$—	$—

Cash flows from investing activities:
Capital expenditures	—	(3.8)	(13.6)	(8.4)	—	(25.8)
Cash paid for acquired businesses	—	—	(1.9)	0.1	—	(1.8)
Loans to affiliates	—	—	—	(350.0)	350.0	—
Repayments of loans from affiliates	—	—	—	122.1	(122.1)	—
Dividends from affiliates	—	1.0	2.4	—	(3.4)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.2	—	0.2

Net cash provided by (used in) investing activities	—	(2.8)	(13.1)	(236.0)	224.5	(27.4)

Cash flows from financing activities:
Proceeds from borrowings, net	—	—	—	7.0	—	7.0
Borrowings from affiliates	—	350.0	—	—	(350.0)	—
Repayments of loans to affiliates	—	(122.1)	—	—	122.1	—
Other intercompany financing activities	26.4	28.0	54.6	(109.0)	—	—
Dividends	(44.8)	—	—	—	—	(44.8)
Dividends paid to affiliates	—	—	—	(3.4)	3.4	—
Purchases of treasury shares	(7.9)	—	—	—	—	(7.9)
Excess tax benefits from stock options and awards	—	7.3	—	—	—	7.3
Proceeds from exercise of stock options and other	33.4	—	—	—	—	33.4

Net cash provided by (used in) financing activities	7.1	263.2	54.6	(105.4)	(224.5)	(5.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5.5	—	5.5

Increase (decrease) in cash and cash equivalents	6.8	253.1	(1.8)	(285.0)	—	(26.9)
Cash and cash equivalents, beginning of period	63.2	36.8	2.6	932.7	—	1,035.3

Cash and cash equivalents, end of period	$70.0	$289.9	$0.8	$647.7	$—	$1,008.4

Consolidating Statements of Cash Flows
Three Months Ended March 31, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$0.3	$(31.5)	$(7.0)	$121.8	$—	$83.6

Cash flows from investing activities:
Capital expenditures	—	(1.0)	(6.0)	(7.7)	—	(14.7)
Cash paid for acquired businesses	—	—	—	(6.2)	—	(6.2)
Loans to affiliates	—	(102.2)	—	(248.6)	350.8	—
Repayments of loans from affiliates	—	3.3	4.2	302.6	(310.1)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.9	—	0.9

Net cash provided by (used in) investing activities	—	(99.9)	(1.8)	41.0	40.7	(20.0)

Cash flows from financing activities:
Borrowings from affiliates	23.0	—	285.1	42.7	(350.8)	—
Repayments of loans to affiliates	(95.9)	—	(206.7)	(7.5)	310.1	—
Other intercompany financing activities	(10.6)	142.1	(71.5)	(60.0)	—	—
Dividends	(41.9)	—	—	—	—	(41.9)
Purchases of treasury shares	(27.1)	—	—	—	—	(27.1)
Excess tax benefits from stock options and awards	—	2.6	—	—	—	2.6
Proceeds from exercise of stock options and other	13.7	—	—	—	—	13.7

Net cash provided by (used in) financing activities	(138.8)	144.7	6.9	(24.8)	(40.7)	(52.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3.1)	—	(3.1)

Increase (decrease) in cash and cash equivalents	(138.5)	13.3	(1.9)	134.9	—	7.8
Cash and cash equivalents, beginning of period	146.0	27.9	0.3	207.4	—	381.6

Cash and cash equivalents, end of period	$7.5	$41.2	$(1.6)	$342.3	$—	$389.4

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
Results of Operations
     On March 26, 2010, Cooper announced that it entered into a Framework Agreement with Danaher Corporation to create a joint venture combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). On July 6, 2010, Cooper announced the completion of the Joint Venture, named Apex Tool Group, LLC. Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July 2010 Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment. Recording the investment at its fair value of $480 million resulted in a pretax loss of $134.5 million related to the transaction, which was recognized in the second quarter 2010. Beginning in the third quarter of 2010 Cooper recognizes its proportionate share of the Joint Venture’s operating results using the equity method.
Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010
     Income from continuing operations for the first quarter of 2011 was $155.8 million on revenues of $1,277.7 million compared with 2010 first quarter income from continuing operations of $118.6 million on revenues of $1,228.6 million. 2010 revenues included $146.5 million from the now deconsolidated Tools segment. First quarter diluted earnings per share from continuing operations increased 33% to $.93 from $.70 in 2010. During the first quarter of 2011, reported income from continuing operations was increased by $9.7 million or $.06 per share for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations.
Revenues:
     Revenues for the first quarter of 2011 increased 4% compared to the first quarter of 2010. Excluding the impact of the revenues from the now deconsolidated Tools segment, comparable revenues increased 18.1% in the first quarter of 2011 compared to same period in 2010. Core revenues for the combined Electrical Segments in the first quarter of 2011 were 16.1% higher than the prior year which represented a record high core growth rate, adjusted for the deconsolidated Tools segment. Acquisitions increased comparable revenues in the first quarter of 2011 by 1.5% with currency translation increasing reported revenues by approximately 0.5%.
     Energy & Safety Solutions segment revenues for the first quarter of 2011 increased 19.5% compared to the first quarter of 2010. Core revenues were 16.2% higher in the first quarter of 2011 as a result of improving demand from Commercial and Industrial markets and continued strength in utility markets. Favorable currency translation increased reported revenues by approximately 0.5% with acquisitions adding 2.8% to reported revenues in the quarter.
     Electrical Products Group segment revenues increased 16.5% compared to the first quarter of 2010. Core revenues in the first quarter of 2011 were 15.8% higher than the prior year’s first quarter with favorable currency translation increasing reported revenues by approximately 0.5% for the quarter and acquisitions adding 0.2%. Strong demand from our Industrial and Electronic markets with added demand for energy-efficient technologies such as LED products improved results from the non-residential markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 66.0% for the first quarter of 2011 compared to 66.8% for the comparable 2010 quarter. The decrease in the cost of sales percentage resulted from favorable impact of higher production volumes and the positive impact of Cooper’s activities to improve overall cost productivity. This favorable impact was partially offset by material price inflation not fully recovered by pricing actions taken in the first quarter of 2011 and investments made in resources to accelerate new product development.
     Energy & Safety Solutions segment costs of sales, as a percentage of revenues, was 66.3% for both the first quarter of 2011 and 2010. The flat cost of sales percentage resulted from the favorable impact of higher production volumes for selected markets and the positive impact of Cooper’s activities to improve overall cost productivity being offset by material price inflation not fully covered by pricing actions taken in the first quarter of 2011 and investments made in resources to accelerate new product development.
     Electrical Products Group segment cost of sales, as a percentage of revenues, was 65.8% for the first quarter of 2011 compared to 66.5% for the first quarter of 2010. The decrease in cost of sales as a percentage of revenues in comparison to the prior year first quarter was due to favorable leverage of fixed costs from improved demand due to the recovery in selected global markets and the favorable impact of actions taken to adjust operating costs partially offset by material price inflation not fully covered by pricing actions taken in the first quarter of 2011 and investments made in resources to accelerate new product development.
     Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2011 was 19.6% compared to 19.9% for the first quarter of 2010. The decrease in percentage is reflective of the favorable impact of higher revenue levels partially offset by expenses associated with global growth initiatives.

     Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2011, was 16.6% compared to 16.9% for the first quarter of 2010. The decrease in percentage reflects the impact of 19.5% higher comparable revenue levels for the first quarter 2011 that was partially offset by investments in resources designed to improve global growth.
     Electrical Products Group segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2011, was 19.3% compared to 19.1% for the first quarter of 2010. The increase in percentage reflects the investment in sales and marketing resources focused on driving improved global demand for products offset by the impact of 16.5% higher comparable revenue levels for the first quarter 2011.
     Net interest expense in the first quarter of 2011 increased $3.9 million from the 2010 first quarter, primarily as a result of the December 7, 2010 issuances of $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Average debt balances were $1.42 billion and $0.93 billion and average interest rates were 4.77% and 5.57% for the first quarter of 2011 and 2010, respectively.
Operating Earnings:
     Energy & Safety Solutions segment first quarter 2011 operating earnings increased 21% to $116.3 million from $96.1 million for the same quarter of last year. The increase resulted from the improved demand for industrial and utility products partially offset by material price inflation that was not fully recovered through pricing actions taken during the first quarter of 2011. The Energy & Safety Solutions segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Electrical Products Group segment first quarter 2011 operating earnings increased over 20% to $88.6 million from $73.5 million for the same quarter of last year. The increase resulted from the improvement in demand from most global markets and the continuing favorable impact of restructuring actions offset partially by material price inflation that was not fully recovered through pricing actions taken during the first quarter of 2011. The Electrical Products Group segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Equity income from the Apex Tool Group joint venture is included in operating earnings commencing in the third quarter of 2010. Reported equity income from Apex Tool Group was $14.5 million in the first quarter of 2011 compared to operating earnings reported from the Tools segment of $12.0 million in the first quarter of 2010.
Income Taxes:
     The effective tax rate from continuing operations was 14.1% for the first quarter of 2011 and 19.2% for the same period in 2010. Income tax expense from continuing operations was reduced by $9.7 million during the first quarter of 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. Excluding these discrete tax adjustments, Cooper’s effective tax rate for the quarter ended March 31, 2011 was 19.4%.
Income Related to Discontinued Operations:
     As discussed in Note 14 of the Notes to the Consolidated Financial Statements, on February 1, 2011, Cooper entered into a settlement agreement that closed on April 5, 2011 related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The settlement terminates the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and creates a Settlement Trust. After the closing of the settlement in April 2011 the Company and its subsidiaries have no further obligations under the Mutual Guaranty Agreement. Under the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million ($250 million at closing and the remainder due in installments over four years, subject to certain adjustments). Cooper made the $250 million initial payment to the Settlement Trust on April 5, 2011. Other payments due under the settlement agreement total approximately $49.6 million, after certain reductions for indemnity and defense payments made by Cooper subsequent to the February 1, 2011 settlement agreement and prior to the closing on April 5, 2011. The remaining payments are due in installments at the anniversary of the closing over the next four years.
     As discussed in Note 14 of the Notes to the Consolidated Financial Statements, the Company had previously recorded an estimated accrual on an undiscounted basis for pending and future indemnity and defense costs under the Mutual Guaranty. In addition, the Company had recorded receivables for related insurance recoveries where insurance-in-place agreements, settlements or policy recoveries were considered probable. As a result of the settlement agreement, Cooper adjusted is previously recorded net liability for its obligations under the Mutual Guaranty agreement to the amounts payable under the settlement agreement and related unpaid legal expenses as of March 31, 2011 resulting in the recognition of an after tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense, in the first quarter of 2011. Cooper also has approximately $12.1 million of insurance recoveries remaining on the balance sheet at March 31, 2011 due through 2014 under previously recognized insurance settlements.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $123.1 million during the first quarter of 2011 reflecting working capital investments to support revenue growth and global growth initiatives. An $89.1 million increase in receivables and a $50.9 million increase in inventories were partially offset by a $16.9 million increase in accounts payable. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital) for the 2011 first quarter was 6.1 turns as compared to the 5.5 turns reported for the same period of 2010 reflecting efficient working capital utilization.
     During the first quarter of 2011 Cooper used $33.4 million of cash received from stock option exercises and existing cash on hand primarily to fund capital expenditures of $25.8 million, dividends of $44.8 million and share purchases of $7.9 million.
     Cash provided by operating activities was $83.6 million during the 2010 first quarter. This cash, plus $13.7 million of cash received from stock option exercises, was primarily used to fund capital expenditures of $14.7 million, acquisitions of $6.2 million, dividends of $41.9 million and share purchases of $27.1 million.
     As discussed above and in Note 14 of the Notes to Consolidated Financial Statements, Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul in 1998 were resolved on April 5, 2011 with the closing of a settlement agreement with Pneumo Abex LLC. The settlement agreement terminates the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and requires Cooper to make payments totaling $307.5 million, subject to certain reductions, to a settlement trust. Cooper used existing cash on hand to make the $250 million initial payment to the settlement trust at the closing of the settlement agreement in April 2011 with the remaining payments due in installments over four years.
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Cooper’s debt-to-total capitalization ratio was 28.6% at March 31, 2011, 30.8% at December 31, 2010 and 23.7% at March 31, 2010.

     At both March 31, 2011 and December 31, 2010, Cooper had cash and cash equivalents of $1.0 billion. Cooper had short-term debt of $17.4 million and $7.7 million at March 31, 2011 and December 31, 2010, respectively. As noted above, Cooper used existing cash to make the $250 million payment in April 2011 under the settlement agreement with Pneumo.
     Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. At March 31, 2011, Cooper has available a $350 million U.S. committed credit facility that matures in August 2012. Short-term debt, to the extent not backed up by cash or short-term investments, reduces the amount of additional liquidity provided by the committed credit facility.
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
     Cooper believes our internal cash generation together with existing cash and cash equivalent balances and availability under the committed credit facility is sufficient to fund current operations, projected capital expenditures, scheduled debt repayments, the current rate of cash dividends, and anticipated common stock repurchases. Cooper evaluates opportunities to expand through acquisitions as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, Cooper believes its conservative financial structure and access to capital markets provides the strength and flexibility to support the liquidity needs to achieve its strategic objectives.
Critical Accounting Estimates and Recently Issued Accounting Standards
     We disclosed our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2010 and no significant change has occurred to those policies.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of March 31, 2011, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2010.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	March 31,
	2011	2010
	(in millions)
Energy & Safety Solutions	$526.3	$388.1
Electrical Products Group	200.9	187.3
Tools	—	69.3

	$727.2	$644.7

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Discontinued Operations Liability
     Information regarding the discontinued operations liability is incorporated by reference to Note 14 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.
Other Matters
     Information regarding other matters is incorporated by reference to Note 4 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended March 31, 2011:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
As of 12/31/10				8,728,735
1/01/11 — 1/31/11	—	—	—	11,728,735
2/01/11 — 2/28/11	—	—	—	11,728,735
3/01/11 — 3/31/11	125,600	$63.06	125,600	11,603,135	(2)

Total	125,600	$63.06	125,600

(1)	On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of ten million shares of Cooper common stock. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2011, Cooper’s current estimate is that 3 million shares would be issued under equity compensation plans, which is reflected in the above table.

(2)	During the first quarter of 2011, Cooper had repurchased 125,600 shares under the Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under these authorizations from time to time during 2011. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
Item 3. Defaults Upon Senior Securities
     Not applicable
Item 6. Exhibits
10.1	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2011 to December 31, 2013.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2006 through 2010 and the Three Months Ended March 31, 2011 and 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
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

Cooper Industries plc (Registrant)
Date: May 6, 2011	/s/ David A. Barta
David A. Barta, Senior Vice President and
Chief Financial Officer

Date: May 6, 2011	/s/ Rick L. Johnson
Rick L. Johnson, Vice President, Controller and
Chief Accounting Officer

Exhibit Index
Exhibit No.
10.1	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2011 to December 31, 2013.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2006 through 2010 and the three months ended March 31, 2011 and 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
     Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.