Form 10-Q
period 2011-06-30
Cooper Industries plc
filed 2011-08-03
CIK 1141982

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of registrant’s common shares outstanding as of June 30, 2011 was 164,982,315.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits
Signatures
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES PLC
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions, except per share data)
Revenues	$1,368.9	$1,336.7	$2,646.6	$2,565.3
Cost of sales	907.1	895.0	1,750.8	1,716.1
Selling and administrative expenses	259.7	255.6	510.6	500.4
Equity in (income) of Apex Tool Group, LLC	(14.4)	—	(28.9)	—
Loss related to contribution of net assets to Apex Tool Group, LLC	—	134.5	—	134.5
Restructuring charges	—	3.0	—	6.5

Operating earnings	216.5	48.6	414.1	207.8
Interest expense, net	17.1	11.5	33.4	23.9

Income from continuing operations before income taxes	199.4	37.1	380.7	183.9
Income taxes expense (benefit)	38.0	(4.5)	63.5	23.7

Income from continuing operations	161.4	41.6	317.2	160.2
Income related to discontinued operations, net of income taxes	—	—	190.3	—

Net income	$161.4	$41.6	$507.5	$160.2

Income per common share:
Basic:
Income from continuing operations	$.98	$.25	$1.92	$.96
Income from discontinued operations	—	—	1.15	—

Net income	$.98	$.25	$3.07	$.96

Diluted:
Income from continuing operations	$.96	$.25	$1.89	$.95
Income from discontinued operations	—	—	1.14	—

Net income	$.96	$.25	$3.03	$.95

Cash dividends declared per common share	$.29	$.27	$.58	$.54

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2011	2010
	(in millions)
ASSETS
Cash and cash equivalents	$905.1	$1,035.3
Receivables, less allowances	916.1	795.9
Inventories	505.4	438.9
Current discontinued operations receivable	2.9	13.0
Other current assets	252.7	207.5

Total current assets	2,582.2	2,490.6

Property, plant and equipment, less accumulated depreciation	611.1	608.3
Investment in Apex Tool Group, LLC	533.1	511.3
Goodwill	2,401.0	2,356.5
Other intangible assets, less accumulated amortization	330.6	333.6
Long-term discontinued operations receivable	7.1	150.6
Other noncurrent assets	174.5	217.7

Total assets	$6,639.6	$6,668.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$15.8	$7.7
Accounts payable	491.9	462.6
Accrued liabilities	480.8	510.1
Current discontinued operations liability	9.4	45.4
Current maturities of long-term debt	—	0.6

Total current liabilities	997.9	1,026.4

Long-term debt	1,419.1	1,420.4
Long-term discontinued operations liability	40.5	701.7
Other long-term liabilities	473.6	314.0

Total liabilities	2,931.1	3,462.5

Common stock, $.01 par value	1.7	1.7
Retained earnings	4,154.5	3,658.7
Treasury stock	(329.1)	(288.6)
Accumulated other nonowner changes in equity	(118.6)	(165.7)

Total shareholders’ equity	3,708.5	3,206.1

Total liabilities and shareholders’ equity	$6,639.6	$6,668.6

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$507.5	$160.2
(Income) related to discontinued operations	(190.3)	—

Income from continuing operations	317.2	160.2

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	63.6	74.0
Deferred income taxes	31.1	(34.8)
Excess tax benefits from stock options and awards	(10.6)	(4.6)
Distribution of earnings from Apex Tool Group, LLC	12.3	—
Equity in (income) of Apex Tool Group, LLC	(28.9)	—
Loss related to contribution of net assets to Apex Tool Group, LLC	—	134.5
Restructuring charges	—	6.5
Changes in assets and liabilities: (1)
Receivables	(102.9)	(109.2)
Inventories	(57.6)	(40.2)
Accounts payable and accrued liabilities	(0.7)	62.7
Discontinued operations assets and liabilities, net	(247.7)	(1.2)
Other assets and liabilities, net	2.2	3.9

Net cash provided by (used in) operating activities	(22.0)	251.8

Cash flows from investing activities:
Capital expenditures	(49.0)	(30.2)
Cash paid for acquired businesses	(9.8)	(20.6)
Proceeds from sales of property, plant and equipment and other	12.7	0.9

Net cash used in investing activities	(46.1)	(49.9)

Cash flows from financing activities:
Short-term debt, net	5.2	0.7
Debt issuance costs	(1.0)	—
Dividends	(93.0)	(87.0)
Purchases of treasury shares	(40.5)	(91.4)
Excess tax benefits from stock options and awards	10.6	4.6
Proceeds from exercise of stock options and other	48.5	30.7

Net cash used in financing activities	(70.2)	(142.4)
Effect of exchange rate changes on cash and cash equivalents	8.1	(9.1)

Increase (decrease) in cash and cash equivalents	(130.2)	50.4
Cash and cash equivalents, beginning of period	1,035.3	381.6

Cash and cash equivalents, end of period	$905.1	$432.0

(1)	Net of the effects of acquisitions and translation.
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
     On March 26, 2010, Cooper announced that it entered into a Framework Agreement with Danaher Corporation to create a joint venture combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). On July 6, 2010, Cooper announced the completion of the Joint Venture, named Apex Tool Group, LLC. Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July 2010, Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment. Recording the investment at its fair value of $480 million resulted in a pretax loss of $134.5 million related to the transaction, which was recognized in the second quarter of 2010. Beginning in the third quarter of 2010, Cooper recognizes its proportionate share of the Joint Venture’s operating results using the equity method.
     New Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board issued revised guidance on the presentation of comprehensive income that will be effective for Cooper beginning in 2012. This guidance eliminates the option to present the components of comprehensive income as part of the statement of shareholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The implementation of this revised guidance in 2012 will change the presentation of our financial statements but will not have any impact on our consolidated financial condition, results of operations or cash flows.
Note 2. Inventories

	June 30,	December 31,
	2011	2010
	(in millions)
Raw materials	$195.7	$168.6
Work-in-process	118.2	97.9
Finished goods	317.4	288.5
Perishable tooling and supplies	7.5	7.6

	638.8	562.6
Allowance for excess and obsolete inventory	(61.4)	(57.8)
Excess of FIFO costs over LIFO costs	(72.0)	(65.9)

Net inventories	$505.4	$438.9

Note 3. Goodwill
     Cooper has goodwill of $2.40 billion and $2.36 billion at June 30, 2011 and December 31, 2010, respectively. Cooper completed its annual impairment tests for each reporting unit’s goodwill as of January 1, 2011. The results of step one of the goodwill impairment tests did not require the completion of step two of the test for any reporting unit.
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
     The U.S. Federal Government has enacted legislation intended to deny certain federal funding and government contracts to U.S. companies that reincorporate outside the United States, including Section 745 of the Consolidated Appropriations Act, 2008 (Public Law 110-161), Section 724(c) of the Transportation, Treasury, Housing and Urban Development, the Judiciary, and Independent Agencies Appropriations Act, 2006 (Public Law 109-115), and 6 U.S.C. 395(b) of The Homeland Security Act. Cooper has self-reported to the Department of Defense certain transactions aggregating approximately $8 million with U.S. government entities which may be subject to the legislation. At the time of this filing, it is not possible to determine whether any fines or penalties may be assessed against Cooper.
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
     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes amounts related to sites owned by Cooper, retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. At June 30, 2011, Cooper had an accrual of $23.3 million with respect to potential environmental liabilities, including $9.1 million classified as a long-term liability. Cooper has not utilized any form of discounting in establishing its environmental liability accruals.
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
Note 5. Debt
     On May 26, 2011, Cooper entered into a credit agreement that provides a $500 million five-year committed bank credit facility that replaces Cooper’s previous credit facility that was to mature in August 2012. The agreement for the credit facility requires that Cooper maintain a prescribed limit on debt as a percentage of total capitalization. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio. The credit agreement is not subject to termination based upon a decrease in Cooper’s debt ratings or a material adverse change. At June 30, 2011, Cooper has $500 million available under this credit facility.
     At June 30, 2011, Cooper has $15.8 million of short-term debt and has no commercial paper borrowings outstanding.
Note 6. Shareholders’ Equity
     Cooper Industries plc has common shares, $.01 par value outstanding of 164,982,315 (net of 7,183,173 treasury shares) and 164,130,802 (net of 6,537,900 treasury shares) at June 30, 2011 and December 31, 2010, respectively. During the first six months of 2011, Cooper issued 1,496,786 common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first six months of 2011, Cooper Industries plc purchased 645,273 shares of treasury stock at an average price of $62.68 per share under the Board of Directors authorizations discussed below.
     On February 9, 2009, Cooper’s Board of Directors authorized the purchase of ten million shares of common stock. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2011 Cooper’s current estimate is that 3 million shares would be issued under equity compensation plans. Cooper may continue to repurchase shares under these authorizations from time to time during 2011. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments. As of June 30, 2011, 11,083,462 shares remain available to be repurchased under the authorizations by the Board of Directors.

Note 7. Segment Information

	Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Energy and Safety Solutions	$751.1	$614.4	$1,431.9	$1,184.3
Electrical Products Group	617.8	557.6	1,214.7	1,069.8

Total Electrical segments	1,368.9	1,172.0	2,646.6	2,254.1
Tools	—	164.7	—	311.2

Total segments	$1,368.9	$1,336.7	$2,646.6	$2,565.3

	Operating Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Energy and Safety Solutions	$133.5	$103.7	$249.8	$199.8
Electrical Products Group	93.1	82.6	181.7	156.1

Total Electrical segments	226.6	186.3	431.5	355.9
Tools	—	21.1	—	33.1

Total segment operating earnings	226.6	207.4	431.5	389.0
General Corporate expense	24.5	21.3	46.3	40.2
Equity in (income) of Apex Tool Group, LLC	(14.4)	—	(28.9)	—
Loss related to contribution of net assets to Apex Tool Group, LLC	—	134.5	—	134.5
Restructuring charges	—	3.0	—	6.5
Interest expense, net	17.1	11.5	33.4	23.9

Income from continuing operations before income taxes	$199.4	$37.1	$380.7	$183.9

Note 8. Stock-Based Compensation
     Cooper has a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Prior Stock Plan”). The Prior Stock Plan provided for the granting of stock options, performance-based share awards and restricted stock units. Since the Prior Stock Plan’s original inception in 1996, the aggregate number of shares authorized under the Prior Stock Plan was 41 million. On May 2, 2011, Cooper shareholders approved the Cooper Industries plc 2011 Omnibus Incentive Compensation Plan (the “2011 Incentive Plan”) that replaces the Prior Stock Plan and the Management Annual Incentive Plan (the “Bonus Plan”). The 2011 Incentive Plan is intended to promote our long-term success and achievement of both our short- and long-term business objectives and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers and employees. The 2011 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, other stock-based awards, cash-based awards and dividend equivalents to eligible participants. At the time of approval of the 2011 Incentive Plan, there were 10.6 million shares available for future grants, including approximately 4.0 million shares that were available for future grants under the Prior Stock Plan and the Bonus Plan which were transferred to and are now available for issuance under the 2011 Incentive Plan. Shares that are subject to outstanding awards under the Prior Stock Plan that are forfeited or are otherwise settled or terminated without a distribution of shares will be transferred to and available for issuance under the 2011 Incentive Plan. At May 2, 2011, Cooper had approximately 9.4 million stock awards outstanding under the Prior Stock Plan.
     During the six month period ended June 30, 2011, Cooper granted 1,310,090 stock option awards, 402,028 performance-based shares and 219,603 restricted stock units. As of June 30, 2011, 10,609,727 shares were available for future grants under the 2011 Incentive Plan. Total compensation expense for all share-based compensation arrangements was $19.4 million and $16.7 million for the six month periods ended June 30, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $7.0 million and $5.9 million for the six month periods ended June 30, 2011 and 2010, respectively.
Note 9. Income Taxes
     The effective tax rate for continuing operations was 16.7% for the six months ended June 30, 2011 and 12.9% for the six months ended June 30, 2010. Income tax expense for continuing operations was reduced by $9.7 million during the six months ended June 30, 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. During the second quarter of 2010, Cooper reduced income tax expense for continuing operations by $40.8 million to recognize the discrete tax affects related to the contribution of net assets to the Tools joint venture. Excluding these discrete tax adjustments, Cooper’s effective tax rate for continuing operations was 19.2% for the six months ended June 30, 2011 and 20.2% for the six months ended June 30, 2010.
     Net deferred taxes recognized in the balance sheet consist of:

	June	December
	30, 2011	31, 2010
	(in millions)
Other current assets	$115.2	$76.0
Other noncurrent assets	—	42.1
Other long-term liabilities	(156.9)	—

Net deferred tax assets (liabilities)	$(41.7)	$118.1

     The decrease during 2011 in the net deferred tax assets recognized was primarily related to the settlement of the discontinued operations asbestos liability as further discussed in Note 14 of the Notes to the Consolidated Financial Statements.
     The Internal Revenue Service (IRS) completed its examinations of Cooper’s 2007 and 2008 Federal Tax Returns and issued notices of assessment in the amounts of $16 million and $14 million, respectively primarily by challenging Cooper’s intercompany pricing with a foreign affiliate. During the first quarter of 2011, the IRS and Cooper finalized a settlement regarding these matters. After consideration of the related liability Cooper had recorded, the settlement had no significant effect on Cooper’s consolidated financial statements.
     In June 2008 the German Tax Authorities issued a proposed audit finding related to a 2004 reorganization that was treated as a non-taxable event. In December 2009 at Cooper’s request, the German taxing authorities finalized and issued a notice of assessment for €62.8 million, inclusive of €5.7 million of interest, related to this matter. To continue to challenge the German tax authorities finding, Cooper paid the assessment in December 2009 for approximately $90 million and filed a suit to challenge the notice of assessment. Cooper continues to believe that the reorganization was properly reflected on its German income tax returns in accordance with applicable tax laws and regulations in effect during the period involved and will challenge the assessment vigorously. Although the outcome of the proceedings with the

German Tax Authorities cannot be predicted with certainty, management believes that it is more likely than not that its tax position related to the 2004 reorganization will prevail. As such, Cooper has recognized the €62.8 million tax payment, including interest, in other noncurrent assets in the accompanying balance sheets. The German tax payment has been included in Cooper’s foreign tax credit calculations in the United States, which would be amended upon successful defense of the German reorganization.
     Cooper is under examination by various United States State and Local taxing authorities, as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2010 and, with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 2000. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.
     At June 30, 2011 and December 31, 2010, Cooper has a foreign deferred tax asset of approximately $1.3 billion and $1.1 billion, respectively, relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. Although this net operating loss carryforward has an indefinite life, a corresponding valuation allowance for the same amount was recognized because management believes at this time it is more likely than not that the deferred tax asset will not be realized.
     Cooper has unrecognized gross tax benefits of $19.5 million at June 30, 2011. Approximately $14.6 million of the unrecognized tax benefits would favorably impact the effective tax rate if recognized. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $6 to $11 million could be recognized during the next 12 months as audits close and statutes expire.
Note 10. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Components of net periodic benefit cost:
Service cost	$0.6	$0.9	$1.2	$1.8
Interest cost	8.4	9.6	16.8	19.5
Expected return on plan assets	(10.9)	(10.7)	(21.8)	(21.5)
Amortization of prior service cost	(0.7)	(0.6)	(1.4)	(1.3)
Recognized actuarial loss	5.0	5.3	9.9	10.7

Net periodic benefit cost	$2.4	$4.5	$4.7	$9.2

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Components of net periodic benefit cost:
Interest cost	$0.9	$1.2	$1.8	$2.4
Amortization of prior service cost	(0.5)	(0.5)	(1.0)	(1.0)
Recognized actuarial gain	(0.8)	(0.5)	(1.6)	(1.0)

Net periodic benefit cost (gain)	$(0.4)	$0.2	$(0.8)	$0.4

Note 11. Net Income Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Basic:
Income from continuing operations	$161.4	$41.6	$317.2	$160.2
Income from discontinued operations	—	—	190.3	—

Net income applicable to common stock	$161.4	$41.6	$507.5	$160.2

Weighted average common shares outstanding	165.4	167.8	165.2	167.7

Diluted:
Income from continuing operations	$161.4	$41.6	$317.2	$160.2
Income from discontinued operations	—	—	190.3	—

Net income applicable to common stock	$161.4	$41.6	$507.5	$160.2

Weighted average common shares outstanding	165.4	167.8	165.2	167.7
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	2.3	1.9	2.5	1.9

Weighted average common shares and common share equivalents	167.7	169.7	167.7	169.6

     Options and employee awards are not included as common stock equivalents in the calculations if the effect would be anti-dilutive. Anti-dilutive options and employee awards of 1.4 million and 2.4 million shares were excluded from the calculations during the six month periods ended June 30, 2011 and 2010 respectively.

Note 12. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of taxes, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Net income	$161.4	$41.6	$507.5	$160.2
Foreign currency translation gains[1]	11.3	65.4	43.7	32.2
Change in fair value of derivatives	(2.2)	0.1	(0.3)	(2.5)
Pension and postretirement benefit plans	1.9	2.3	3.7	4.5

Net income and other nonowner changes in equity	$172.4	$109.4	$554.6	$194.4

[1]	Foreign currency translation gains included in net income and other nonowner changes in equity for the three and six month periods ended June 30, 2010 includes a gain from the reclassification from equity of $126.1 million ($82 million net of the associated tax affect) of previously deferred currency translation losses that were recognized in net income as part of the loss related to the contribution of net assets to the Tools joint venture.
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
     Currency forward exchange contracts executed to hedge forecasted transactions are accounted for as cash flow hedges. Currency forward exchange contracts executed to hedge a recognized asset, liability or firm commitment are accounted for as fair value hedges. Cooper sometimes enters into certain currency forward exchange contracts that are not designated as hedges. These contracts are intended to reduce cash flow volatility generally related to short-term intercompany financing transactions. Cooper also enters into commodity swaps to reduce the volatility of price fluctuations on a portion of up to eighteen months of forecasted material purchases. These instruments are designated as cash flow hedges. Cooper does not enter into speculative derivative transactions.
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

     Assets and liabilities measured at fair value using a market approach as of June 30, 2011 on a recurring basis are as follows:

	Assets	Liabilities
	Significant other	Significant other
	observable inputs	observable inputs
(in millions)	(Level 2)	(Level 2)

Short-term currency forward exchange contracts	$10.1	$(11.4)
Long-term currency forward exchange contracts	52.5	(21.0)
Short-term commodity swaps	0.7	(0.3)
Long-term cross-currency swaps	—	(58.9)

     Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing approximately $33.9 million of assets and $22.6 million of liabilities at June 30, 2011 are not designated as hedging instruments.
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
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the six month periods ended June 30, 2011 and 2010. For commodity swaps, Cooper recognized, in cost of sales, a net gain of $1.6 and $1.7 million in the six month periods ended June 30, 2011 and 2010, respectively. At June 30, 2011, Cooper estimates that approximately $0.3 million of net losses on derivative instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the six month periods ended June 30, 2011 and 2010 was not material.

     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(in millions)
U.S. Dollar	$570.5	$894.8
Euro	380.1	335.4
British Pound Sterling	145.8	143.9
Canadian Dollar	—	370.6
Other	36.8	32.3

	$1,133.2	$1,777.0

     The contractual amounts of Cooper’s commodity swap contracts at June 30, 2011 and December 31, 2010 were approximately $20 million and $14 million, respectively.
Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $118.6 million and $108.7 million at June 30, 2011 and December 31, 2010, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 4.8% of accounts receivable at June 30, 2011 (5.0% at December 31, 2010).
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. Cooper had a book value of approximately $1.43 billion and $1.43 billion for debt instruments at June 30, 2011 and December 31, 2010, respectively. The fair value of these debt instruments, as represented primarily by quoted market prices, was approximately $1.54 billion and $1.52 billion at June 30, 2011 and December 31, 2010, respectively.
Note 14. Discontinued Operations Receivable and Liability
     In October 1998 Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries was sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper may have to Pneumo pursuant to a 1994 Mutual Guaranty Agreement (the “Mutual Guaranty”) between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. The Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization and Federal-Mogul emerged from bankruptcy in December 2007. As part of Federal-Mogul’s Plan of Reorganization, Cooper and Federal-Mogul reached a settlement agreement that was subject to approval by the Bankruptcy Court resolving Federal-Mogul’s indemnification obligations to Cooper. On September 30, 2008, the Bankruptcy Court issued its final ruling denying Cooper’s participation in the proposed Federal-Mogul 524(g) trust resulting in Cooper implementing the previously approved Plan B Settlement, where Cooper continued to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. As discussed further below, on February 1, 2011, Cooper entered into a settlement agreement that closed on April 5, 2011 resolving Cooper’s liability under the Mutual Guaranty with Pneumo.
     In December 2005 Cooper reached an initial agreement in negotiations with the representatives of Federal-Mogul, its bankruptcy committees and the future claimants (the “Representatives”) regarding Cooper’s participation in Federal Mogul’s proposed 524(g) asbestos trust. By participating in this trust, Cooper would have resolved its liability for asbestos claims arising from Cooper’s former Abex Friction Products business. The proposed settlement agreement was subject to court approval and certain other approvals. Future claims would have been resolved through the bankruptcy trust. While the details of the proposed settlement agreement evolved during the on-going negotiations throughout 2006 and 2007, the underlying principles of the proposed settlement arrangements being negotiated principally included fixed payments to a 524(g) trust over 25 years that were subject to reduction for insurance proceeds received in the future. Although the final determination of whether Cooper would participate in the Federal-Mogul 524(g) trust was unknown, Cooper’s management concluded that the most likely outcome in the range of potential outcomes was a settlement approximating the then current settlement proposals. Accordingly, the accrual for potential liabilities related to the Automotive Products sale and the Federal-Mogul bankruptcy during this time included estimated payments to a 524(g) trust over 25 years that were undiscounted, and included insurance recoveries where insurance in place agreements, settlements or policy recoveries were probable.
     The U.S. Bankruptcy Court for the District of Delaware confirmed Federal-Mogul’s plan of reorganization on November 8, 2007, and the U.S. District Court for the District of Delaware affirmed the Bankruptcy Court’s order on November 14, 2007. As part of its ruling, the Bankruptcy Court approved the Plan B Settlement between Cooper and Federal-Mogul, which would require payment of $138 million to Cooper in the event Cooper’s participation in the Federal-Mogul 524(g) trust was not approved for any reason, or if Cooper elected not to participate or to pursue participation in the trust. In an effort to continue working towards approval of Cooper’s participation in the trust and to address certain legal issues identified by the Court, Cooper, Pneumo-Abex, Federal-Mogul, and other plan supporters filed the Modified Plan A Settlement Documents on December 13, 2007. The Modified Plan A Settlement Documents would have required Cooper to make an initial payment of $248.5 million in cash to the Federal-Mogul trust upon implementation of Plan A with additional annual payments of up to $20 million each due over 25 years. On September 30, 2008, the Bankruptcy Court issued its ruling denying the Modified Plan A Settlement resulting in Cooper not participating in the Federal-Mogul 524(g) trust and instead proceeding with the Plan B Settlement that had previously been approved by the Bankruptcy Court. As a result of the Plan B Settlement, Cooper received the $138 million payment, plus interest of $3 million, in October 2008 from the Federal-Mogul Bankruptcy estate and continued to resolve through the tort system the asbestos related claims arising from the Abex Friction product line that it had sold to Federal-Mogul in 1998. Additionally, under Plan B, Cooper continued to have access to Abex insurance policies. As a result of the September 30, 2008 Bankruptcy Court ruling discussed above, Cooper adjusted its accounting in the third quarter of 2008 to reflect the separate assets and liabilities related to the on-going activities to resolve the potential asbestos related claims through the tort system. Cooper recorded income from discontinued operations of $16.6 million, net of a $9.4 million income tax expense, in the third quarter of 2008 to reflect the Plan B Settlement. During 2009 Cooper recognized after tax gains from discontinued operations of $25.5 million, which is net of a $16.2 million income tax expense, from negotiated insurance settlements consummated in 2009 that were not previously recognized. At December 31, 2010, 2009 and 2008, Cooper had a discontinued operations accrual of $747.1 million, $784.5 million and $815.1 million, respectively, and had related insurance receivables of $163.6 million, $179.3 million and $192.3 million, respectively.
     The amounts recognized by Cooper for its asbestos liability and related insurance receivables under the Plan B settlement were not discounted and relied on assumptions that were based on currently known facts and strategy. The value of the liability on a discounted basis net of the amount of insurance recoveries likely to materialize in the future would have been significantly lower than the net amounts recognized in the balance sheet. Prior to the first quarter 2011 adjustment for the April 5, 2011 settlement agreement with Pneumo discussed below, Cooper estimated that the liability for pending and future indemnity and defense costs for the next 45 years was $736.3 million. This estimated liability was before any tax benefit and was not discounted as the timing of the actual payments on resolution of claims through the tort system was not reasonably predictable. The methodology used to project Cooper’s liability estimate relied upon a number of assumptions including Cooper’s recent claims experience and declining future asbestos spending based on past trends and publicly available epidemiological data, changes in various jurisdictions, management’s judgment about the current and future litigation environment, and the availability to claimants of other payment sources. Under the Plan B settlement, Cooper, through Pneumo-Abex LLC, had access to Abex insurance policies with remaining limits on policies with solvent insurers in excess of $660 million. Insurance recoveries reflected as receivables in the balance sheet included recoveries where insurance-in-place agreements, settlements or policy recoveries were considered probable. Prior to the first quarter 2011 adjustment for the April 5, 2011 settlement agreement with Pneumo discussed below, Cooper’s receivable for recoveries of costs from insurers amounted to $151.9 million.
     On February 1, 2011, Cooper entered into a settlement agreement that following satisfaction of various closing conditions closed on April 5, 2011. The settlement agreement terminated the Mutual Guaranty between Cooper and Pneumo and created a Settlement Trust. As a result of the settlement in April 2011 the Company and its subsidiaries have no further obligations under the Mutual Guaranty. Under the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million ($250 million at closing and the remainder due in installments over four years, subject to certain adjustments). Cooper made the $250 million initial payment to the Settlement Trust on April 5, 2011. Other payments due under the settlement agreement total approximately $49.6 million, after certain reductions for indemnity and defense payments made by Cooper subsequent to the February 1, 2011 settlement agreement and prior to the closing on April 5, 2011. The remaining payments are due in installments at the anniversary of the closing over the next four years as follows: $9.1 million in 2012, $17.0 million in 2013, and $11.75 million in each of 2014 and 2015.
     As discussed above, the Company had previously recorded an estimated accrual on an undiscounted basis for pending and future indemnity and defense costs under the Mutual Guaranty. In addition, the Company had recorded receivables for related insurance recoveries where insurance-in-place agreements, settlements or policy recoveries were considered probable. As a result of the settlement agreement, Cooper adjusted in the first quarter of 2011 its previously recorded net liability for its obligations under the Mutual Guaranty to the amounts payable under the settlement agreement and related unpaid legal expenses resulting in the recognition of an after-tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense. Cooper also has approximately $10.0 million in receivables for non-Abex related insurance recoveries remaining on the balance sheet at June 30, 2011 due through 2014 under previously recognized insurance settlements.
     The following table presents the cash activity related to these discontinued operations assets and liabilities through June 30, 2011.

	Six Months Ended
	June 30,
	2011	2010
	(in millions)
Cash Flow:
Indemnity and defense payments	$(10.5)	$(13.5)
Insurance recoveries	13.8	13.5
Payment to Pneumo Settlement Trust	(250.0)	—
Other	(1.0)	(1.2)

Net cash flow related to discontinued operations assets and liabilities	$(247.7)	$(1.2)

Note 15. Subsequent Events
     In July 2011, Cooper utilized existing cash on hand to complete two acquisitions for total cash consideration of approximately $240 million, net of cash acquired. On July 15, 2011, Cooper acquired Gitiesse srl, a manufacturer of marine and oil and gas communications systems specializing in the manufacture of digital integrated multimedia communications systems for vessels worldwide. Gitiesse will become part of the Energy and Safety Solutions segment. On July 28, 2011, Cooper acquired Martek Power, a manufacturer of power electronic components specializing in the manufacture of highly specialized power management devices for the military, heavy-duty transportation, aerospace, medical, telecom and hybrid/electrical vehicle markets. Martek will become part of the Electrical Products Group segment.
Note 16. Consolidating Financial Information
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

Consolidating Income Statements
Three Months Ended June 30, 2011
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$877.3	$679.7	$(188.1)	$1,368.9
Cost of sales	—	(1.2)	614.3	482.1	(188.1)	907.1
Selling and administrative expenses	(0.2)	29.6	129.6	115.5	(14.8)	259.7
Equity in (income) of Apex Tool Group, LLC	—	—	—	(14.4)	—	(14.4)
Interest expense, net	—	17.2	—	(0.1)	—	17.1
Equity in earnings of subsidiaries, net of tax	146.6	124.1	173.1	74.4	(518.2)	—
Intercompany income (expense)	(0.3)	(23.7)	(42.8)	66.7	0.1	—

Income (loss) before income taxes	146.5	54.8	263.7	237.7	(503.3)	199.4
Income tax expense (benefit)	—	(19.6)	35.6	22.0	—	38.0

Net income	$146.5	$74.4	$228.1	$215.7	$(503.3)	$161.4

Consolidating Income Statements
Three Months Ended June 30, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$777.5	$730.7	$(171.5)	$1,336.7
Cost of sales	—	0.7	550.6	515.2	(171.5)	895.0
Selling and administrative expenses	2.1	15.8	117.5	120.2	—	255.6
Loss related to contribution of net assets to Apex Tool Group, LLC	—	2.4	—	132.1	—	134.5
Restructuring charges	—	—	1.4	1.6	—	3.0
Interest expense, net	—	12.1	—	(0.6)	—	11.5
Equity in earnings of subsidiaries, net of tax	23.3	(10.9)	58.0	(42.2)	(28.2)	—
Intercompany income (expense)	0.5	(20.1)	(36.5)	56.1	—	—

Income (loss) before income taxes	21.7	(62.0)	129.5	(23.9)	(28.2)	37.1
Income tax expense (benefit)	—	(19.8)	30.4	(15.1)	—	(4.5)

Net income	$21.7	$(42.2)	$99.1	$(8.8)	$(28.2)	$41.6

Consolidating Income Statements
Six Months Ended June 30, 2011
(in millions)

	Cooper Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$1,713.9	$1,299.2	$(366.5)	$2,646.6
Cost of sales	—	(1.8)	1,200.6	918.5	(366.5)	1,750.8
Selling and administrative expenses	(0.2)	73.9	255.6	222.1	(40.8)	510.6
Equity in (income) of Apex Tool Group, LLC	—	—	—	(28.9)	—	(28.9)
Interest expense, net	—	33.7	—	(0.3)	—	33.4
Equity in earnings of subsidiaries, net of tax	466.9	368.5	463.2	273.4	(1,572.0)	—
Intercompany income (expense)	(0.7)	(40.8)	(84.3)	125.5	0.3	—

Income (loss) from continuing operations before income taxes	466.4	221.9	636.6	586.7	(1,530.9)	380.7
Income tax expense (benefit)	—	(51.5)	71.8	43.2	—	63.5

Income from continuing operations	466.4	273.4	564.8	543.5	(1,530.9)	317.2
Income from discontinued operations, net of tax	—	—	—	190.3	—	190.3

Net income	$466.4	$273.4	$564.8	$733.8	$(1,530.9)	$507.5

Consolidating Income Statements
Six Months Ended June 30, 2010
(in millions)

	Cooper Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total

Revenues	$—	$—	$1,472.5	$1,410.8	$(318.0)	$2,565.3
Cost of sales	—	0.2	1,046.8	987.1	(318.0)	1,716.1
Selling and administrative expenses	2.1	62.4	228.3	238.5	(30.9)	500.4
Loss related to contribution of net assets to Apex Tool Group, LLC	—	2.4	—	132.1	—	134.5
Restructuring charges	—	—	1.8	4.7	—	6.5
Interest expense, net	—	24.4	—	(0.5)	—	23.9
Equity in earnings of subsidiaries, net of tax	70.8	59.3	161.8	(33.5)	(258.4)	—
Intercompany income (expense)	0.4	(41.0)	(75.8)	116.4	—	—

Income (loss) before income taxes	69.1	(71.1)	281.6	131.8	(227.5)	183.9
Income tax expense (benefit)	—	(37.6)	51.1	10.2	—	23.7

Net income	$69.1	$(33.5)	$230.5	$121.6	$(227.5)	$160.2

Consolidating Balance Sheets
June 30, 2011
(in millions)

	Cooper Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total

Cash and cash equivalents	$47.4	$641.1	$—	$216.6	$—	$905.1
Receivables, less allowances	0.2	1.9	248.4	665.6	—	916.1
Inventories	—	—	274.6	230.8	—	505.4
Current discontinued operations receivable	—	—	—	2.9	—	2.9
Other current assets	0.2	78.7	34.9	138.9	—	252.7

Total current assets	47.8	721.7	557.9	1,254.8	—	2,582.2

Property, plant and equipment, less accumulated depreciation	—	39.9	314.5	256.7	—	611.1
Investment in Apex Tool Group, LLC	—	—	—	533.1	—	533.1
Investment in subsidiaries	4,456.2	3,268.3	5,117.4	1,014.9	(13,856.8)	—
Investment in parent	—	3,428.0	—	312.7	(3,740.7)	—
Intercompany accounts receivable	80.1	—	1,984.0	1,146.4	(3,210.5)	—
Intercompany notes receivable	—	1,632.7	3,348.3	7,004.6	(11,985.6)	—
Goodwill	—	—	1,288.3	1,112.7	—	2,401.0
Other intangible assets, less accumulated amortization	—	—	86.5	244.1	—	330.6
Long-term discontinued operations receivable	—	—	—	7.1	—	7.1
Other noncurrent assets	0.5	(3.9)	3.2	174.7	—	174.5

Total assets	$4,584.6	$9,086.7	$12,700.1	$13,061.8	$(32,793.6)	$6,639.6

Short-term debt	$—	$7.3	$—	$8.5	$—	$15.8
Accounts payable	48.0	22.9	205.3	215.7	—	491.1
Accrued liabilities	1.0	60.5	193.5	227.4	(1.6)	480.8
Current discontinued operations liability	—	—	—	9.4	—	9.4

Total current liabilities	49.0	90.7	398.8	461.0	(1.6)	997.9

Long-term debt	—	1,419.1	—	—	—	1,419.1
Intercompany accounts payable	—	3,210.5	—	—	(3,210.5)	—
Intercompany notes payable	1,331.7	2,285.2	4,436.3	3,932.4	(11,985.6)	—
Long-term discontinued operations liability	—	—	—	40.5	—	40.5
Other long-term liabilities	—	90.2	209.3	174.1	—	473.6

Total liabilities	1,380.7	7,095.7	5,044.4	4,608.0	(15,197.7)	2,931.1

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.0	335.1	(3,207.1)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	2,926.1	781.0	1,947.3	3,046.2	(8,700.6)	—
Retained earnings	514.8	1,322.5	2,853.5	4,828.6	(5,364.9)	4,154.5
Treasury stock	(329.1)	—	—	—	—	(329.1)
Accumulated other non-owner changes in equity	90.4	(112.5)	(26.3)	(13.9)	(56.3)	(118.6)

Total shareholders’ equity	3,203.9	1,991.0	7,655.7	8,453.8	(17,595.9)	3,708.5

Total liabilities and shareholders’ equity	$4,584.6	$9,086.7	$12,700.1	$13,061.8	$(32,793.6)	$6,639.6

Consolidating Balance Sheets
December 31, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total

Cash and cash equivalents	$63.2	$36.8	$2.6	$932.7	$—	$1,035.3
Receivables, less allowances	—	2.5	218.7	574.7	—	795.9
Inventories	—	—	234.7	204.2	—	438.9
Current discontinued operations receivable	—	—	—	13.0	—	13.0
Other current assets	0.6	72.4	30.7	103.8	—	207.5

Total current assets	63.8	111.7	486.7	1,828.4	—	2,490.6

Property, plant and equipment, less accumulated depreciation	—	42.1	316.8	249.4	—	608.3
Investment in Apex Tool Group, LLC	—	—	—	511.3	—	511.3
Investment in subsidiaries	3,035.5	2,923.6	4,608.9	741.6	(11,309.6)	—
Investment in parent	—	3,428.1	—	312.7	(3,740.8)	—
Intercompany accounts receivable	71.9	—	1,974.1	1,244.2	(3,290.2)	—
Intercompany notes receivable	40.0	1,674.8	3,348.3	5,394.7	(10,457.8)	—
Goodwill	—	—	1,288.3	1,068.2	—	2,356.5
Other intangible assets, less accumulated amortization	—	—	85.7	247.9	—	333.6
Long-term discontinued operations receivable	—	—	—	150.6	—	150.6
Other noncurrent assets	—	13.1	(178.2)	382.8		217.7

Total assets	$3,211.2	$8,193.4	$11,930.6	$12,131.8	$(28,798.4)	$6,668.6

Short-term debt	$—	$—	$—	$7.7	$—	$7.7
Accounts payable	44.7	20.3	201.8	195.8	—	462.6
Accrued liabilities	1.2	66.3	210.4	233.6	(1.4)	510.1
Current discontinued operations liability	—	—	—	45.4	—	45.4
Current maturities of long-term debt	—	—	—	0.6	—	0.6

Total current liabilities	45.9	86.6	412.2	483.1	(1.4)	1,026.4

Long-term debt	—	1,418.5	—	1.9	—	1,420.4
Intercompany accounts payable	—	3,290.2	—	—	(3,290.2)	—
Intercompany notes payable	419.7	1,587.2	4,436.2	4,014.7	(10,457.8)	—
Long-term discontinued operations liability	—	—	—	701.7	—	701.7
Other long-term liabilities	—	103.6	54.5	155.9	—	314.0

Total liabilities	465.6	6,486.1	4,902.9	5,357.3	(13,749.4)	3,462.5

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.1	335.1	(3,207.2)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	2,811.0	770.4	1,936.7	2,106.3	(7,624.4)	—
Retained earnings	145.0	1,049.4	2,288.5	4,133.5	(3,957.7)	3,658.7
Treasury stock	(288.6)	—	—	—	—	(288.6)
Accumulated other non-owner changes in equity	76.5	(112.5)	(78.8)	(58.2)	7.3	(165.7)

Total shareholders’ equity	2,745.6	1,707.3	7,027.7	6,774.5	(15,049.0)	3,206.1

Total liabilities and shareholders’ equity	$3,211.2	$8,193.4	$11,930.6	$12,131.8	$(28,798.4)	$6,668.6

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2011
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$1.7	$(61.6)	$25.6	$12.3	$—	$(22.0)

Cash flows from investing activities:
Capital expenditures	—	(5.9)	(31.0)	(12.1)	—	(49.0)
Cash paid for acquired businesses	—	—	(3.5)	(6.3)	—	(9.8)
Loans to affiliates	—	—	—	(832.0)	832.0	—
Repayments of loans from affiliates	—	73.4	—	122.1	(195.5)	—
Dividends from affiliates	—	22.1	16.7	—	(38.8)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	12.7	—	12.7

Net cash provided by (used in) investing activities	—	89.6	(17.8)	(715.6)	597.7	(46.1)

Cash flows from financing activities:
Short-term debt, net	—	7.3	—	(2.1)	—	5.2
Debt issuance costs	(0.5)	(0.5)	—	—	—	(1.0)
Borrowings from affiliates	12.0	820.0	—	—	(832.0)	—
Repayments of loans to affiliates	—	(122.1)	—	(73.4)	195.5	—
Other intercompany financing activities	56.0	(139.0)	(10.4)	93.4	—	—
Dividends	(93.0)	—	—	—	—	(93.0)
Dividends paid to affiliates	—	—	—	(38.8)	38.8	—
Purchases of treasury shares	(40.5)	—	—	—	—	(40.5)
Excess tax benefits from stock options and awards	—	10.6	—	—	—	10.6
Proceeds from exercise of stock options and other	48.5	—	—	—	—	48.5

Net cash provided by (used in) financing activities	(17.5)	576.3	(10.4)	(20.9)	(597.7)	(70.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8.1	—	8.1

Increase (decrease) in cash and cash equivalents	(15.8)	604.3	(2.6)	(716.1)	—	(130.2)
Cash and cash equivalents, beginning of period	63.2	36.8	2.6	932.7	—	1,035.3

Cash and cash equivalents, end of period	$47.4	$641.1	$—	$216.6	$—	$905.1

Consolidating Statements of Cash Flows
Six Months Ended June 30, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total

Net cash provided by (used in) operating activities	$2.8	$(18.8)	$25.2	$242.6	$—	$251.8

Cash flows from investing activities:
Capital expenditures	—	(3.0)	(13.6)	(13.6)	—	(30.2)
Cash paid for acquired businesses	—	—	—	(20.6)	—	(20.6)
Investments in affiliates	(1.9)	—	—	—	1.9	—
Loans to affiliates	—	(248.3)	—	(1,003.3)	1,251.6	—
Repayments of loans from affiliates	—	32.7	4.3	984.3	(1,021.3)	—
Dividends from affiliates	—	—	13.4	—	(13.4)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.9	—	0.9

Net cash provided by (used in) investing activities	(1.9)	(218.6)	4.1	(52.3)	218.8	(49.9)

Cash flows from financing activities:
Short-term debt, net	—	—	—	0.7	—	0.7
Borrowings from affiliates	205.2	30.0	879.9	136.5	(1,251.6)	—
Repayments of loans to affiliates	(129.9)	(48.5)	(797.0)	(45.9)	1,021.3	—
Other intercompany financing activities	(27.4)	303.5	(116.4)	(159.7)	—	—
Dividends	(87.0)	—	—	—	—	(87.0)
Dividends paid to affiliates	—	—	—	(13.4)	13.4	—
Purchases of treasury shares	(91.4)	—	—	—	—	(91.4)
Excess tax benefits from stock options and awards	—	4.6	—	—	—	4.6
Issuance of stock to affiliates	—	—	—	1.9	(1.9)	—
Proceeds from exercise of stock options and other	30.7	—	—	—	—	30.7

Net cash provided by (used in) financing activities	(99.8)	289.6	(33.5)	(79.9)	(218.8)	(142.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9.1)	—	(9.1)

Increase (decrease) in cash and cash equivalents	(98.9)	52.2	(4.2)	101.3	—	50.4
Cash and cash equivalents, beginning of period	146.0	27.9	0.3	207.4	—	381.6

Cash and cash equivalents, end of period	$47.1	$80.1	$(3.9)	$308.7	$—	$432.0

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
Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010
     Income from continuing operations for the second quarter of 2011 was $161.4 million on revenues of $1,368.9 million compared with 2010 second quarter net income of $41.6 million on revenues of $1,336.7 million. 2010 revenues included $164.7 million from the now deconsolidated Tools segment. Second quarter diluted earnings per share of $.96 in 2011 compared to $.25 in 2010. During the second quarter of 2010, reported income from continuing operations was reduced by the non-cash after-tax charge of $93.7 million or $.55 per share related to the formation of the previously announced Tools Joint Venture. The second quarter of 2010 also included restructuring charges of $3.0 million or $.01 per share.
Revenues:
     Revenues for the second quarter of 2011 increased 2.4% compared to the second quarter of 2010. Excluding the impact of the revenues from the now deconsolidated Tools segment, comparable revenues increased 16.8% in the second quarter of 2011 compared to same period in 2010. Core revenues for the combined Electrical Segments in the second quarter of 2011 were 12.7% higher than the prior year, adjusted for the deconsolidated Tools segment. Currency translation increased comparable revenues in the second quarter of 2011 by 2.5% with acquisitions increasing reported revenues by approximately 1.6%.
     Energy & Safety Solutions segment revenues for the second quarter of 2011 increased 22.2% compared to the second quarter of 2010. Core revenues were 15.4% higher in the second quarter of 2011 primarily the result of strong demand on utility products and improving industrial and energy markets. Favorable currency translation increased reported revenues by approximately 3.9% with acquisitions adding 2.9% to reported revenues in the quarter.
     Electrical Products Group segment revenues increased 10.8% compared to the second quarter of 2010. Core revenues in the second quarter of 2011 were 9.6% higher than the prior year’s second quarter with favorable currency translation increasing reported revenues by approximately 1.0% for the quarter and acquisitions adding 0.2%. Strong demand from our Industrial and Electronic markets with added demand for energy-efficient technologies such as LED products improved results from the non-residential markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 66.3% for the second quarter of 2011 compared to 67.0% for the comparable 2010 quarter. The decrease in the cost of sales percentage resulted from improved pricing which more than offset material inflation during the quarter coupled with favorable impact from higher production volumes and the positive impact of Cooper’s activities to improve overall cost productivity. This favorable impact was partially offset by investments made in resources to accelerate new product development.
     Energy & Safety Solutions segment costs of sales, as a percentage of revenues, was 66.4% for the second quarter of 2011 compared to 67.0% for the second quarter of 2010. The decrease in the cost of sales percentage resulted from improved pricing which more than offset material inflation during the quarter coupled with the favorable impact of higher production volumes for selected markets and the positive impact of Cooper’s activities to improve overall cost productivity being partially offset by investments made in resources to accelerate new product development.
     Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.2% for the second quarter of 2011 compared to 66.7% for the second quarter of 2010. The decrease in cost of sales as a percentage of revenues in comparison to the prior year quarter was due to favorable leverage of fixed costs from improved demand due to the recovery in selected global markets and the favorable impact of actions taken to adjust operating costs. Material price inflation was fully covered by pricing actions taken in the second quarter of 2011 and investments made in resources to accelerate new product development offset some of the improvement that resulted from leverage.
     Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2011 was 19.0% compared to 19.1% for the second quarter of 2010. The decrease in percentage is reflective of the favorable impact of higher revenue levels partially offset by expenses associated with global growth initiatives and increases in certain environmental and acquisition related expenses.

     Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues for the second quarter of 2011, was 16.0% compared to 16.1% for the second quarter of 2010. The decrease in percentage reflects the impact of 22.2% higher comparable revenue levels for the second quarter 2011 that was offset by investments in resources designed to improve global growth.
     Electrical Products Group segment selling and administrative expenses, as a percentage of revenues for the second quarter of 2011, was 18.8% compared to 18.5% for the second quarter of 2010. The increase in percentage reflects the investment in sales and marketing resources focused on driving improved global demand for products partially offset by the impact of 10.8% higher comparable revenue levels for the second quarter of 2011.
     Net interest expense in the second quarter of 2011 increased $5.6 million from the 2010 second quarter, primarily as a result of the December 7, 2010 issuances of $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Average debt balances were $1.42 billion and $0.94 billion and average interest rates were 4.90% and 5.23% for the second quarter of 2011 and 2010, respectively.
Operating Earnings:
     Energy & Safety Solutions second quarter 2011 segment operating earnings increased 29% to $133.5 million from $103.7 million for the same quarter of last year. The increase resulted from improved product pricing which more than offset material inflation during the quarter coupled with the favorable impact of higher production volumes. The Energy & Safety Solutions segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Electrical Products Group second quarter 2011 segment operating earnings increased 13% to $93.1 million from $82.6 million for the same quarter of last year. The increase resulted from the improvement in demand from most global markets and the continuing favorable impact of restructuring actions with material price inflation encountered fully recovered through pricing actions taken during the second quarter of 2011. The Electrical Products Group segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Equity income from the Apex Tool Group joint venture is included in operating earnings commencing in the third quarter of 2010. Reported equity income from Apex Tool Group was $14.4 million in the second quarter of 2011 compared to operating earnings reported from the Tools segment of $21.1 million in the second quarter of 2010.
     General Corporate expense increased $3.2 million to $24.5 million during the second quarter of 2011 compared to $21.3 million during the same period of 2010. The increase in General Corporate expense in the second quarter of 2011 primarily relates to costs of more than $2 million for environmental matters related to previously divested businesses and incremental costs associated with ongoing acquisition activities.
Income Taxes:
     The effective tax rate was 19.0% for the second quarter of 2011 compared to a negative 12.3% for same period in 2010. During the second quarter of 2010, Cooper reduced income tax expense by $40.8 million to recognize the discrete tax affects on the loss related to the contribution of net assets to the Tools joint venture. Excluding the discrete tax items, Cooper’s effective tax rate was 21.1% for the three months ended June 30, 2010. The decrease in the effective tax rate in the second quarter 2011 is primarily related to an increase in tax benefits without a corresponding increase in earnings, excluding the loss related to the formation of the Tools joint venture.

Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010
     Income from continuing operations for the six months ended June 30, 2011 was $317.2 million on revenues of $2,646.6 million compared with income from continuing operations in the six months ended June 30, 2010 of $160.2 million on revenues of $2,565.3 million. Diluted earnings per share from continuing operations was $1.89 in the six months ended June 30, 2011 compared to $0.95 in the same period of 2010. Reported net income in the six months ended June 30, 2010 was reduced by the non-cash after-tax charge of $93.7 million or $.55 per share related to the formation of the Tools Joint Venture and included restructuring charges of $6.5 million or $.03 per share. Reported income from continuing operations for the six months ended June 30, 2011 was increased by $9.7 million or $.06 per share for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations.
Revenues:
     Revenues for the six months ended June 30, 2011 increased 3.2% compared to the six months ended June 30, 2010. Excluding the impact of the revenues from the now deconsolidated Tools segment, comparable revenues increased 17.4% in the first half of 2011 compared to the same period in 2010. Core revenues for the combined Electrical Segments in the six months ended June 30, 2011 were 14.2% higher than the prior year, adjusted for the deconsolidated Tools segment. Acquisitions increased comparable revenues in the first half of 2011 by 1.6% with currency translation also increasing reported revenues by approximately 1.6%.
     Energy & Safety Solutions segment revenues for the six months ended June 30, 2011 increased 20.9% compared to the first half of 2010. Core revenues were 15.8% higher in the first half of 2011 as a result of strong demand in utility markets and improving demand from energy and industrial markets. Favorable currency translation increased reported revenues by approximately 2.3% with acquisitions adding 2.8% to reported revenues in 2011.
     Electrical Products Group segment revenues in 2011 increased 13.5% compared to the six months ended June 30, 2010. Core revenues in the first half of 2011 were 12.6% higher than the same period in the prior year with favorable currency translation increasing reported revenues by approximately 0.7% and acquisitions adding 0.2%. Strong demand from our Industrial and Electronic markets with added demand for energy-efficient technologies such as LED products improved results from the non-residential markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 66.2% for the six months ended June 30, 2011 compared to 66.9% for the comparable 2010 period. The decrease in the cost of sales percentage resulted from favorable impact of higher production volumes and the positive impact of Cooper’s activities to improve overall cost productivity. This favorable impact was partially offset by material price inflation not fully recovered by pricing actions taken in 2011 and investments made in resources to accelerate new product development.
     Energy & Safety Solutions segment cost of sales, as a percentage of revenues, was 66.3% for the six months ended June 30, 2011 compared to 66.7% for the first half of 2010. The decrease in the cost of sales percentage resulted from the favorable impact of higher production volumes for selected markets and the positive impact of Cooper’s activities to improve overall cost productivity. Material price inflation was fully covered by pricing actions taken in 2011 with investments made in resources to accelerate new product development partially offsetting the favorable volume leverage.
     Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.0% for the first half of 2011 compared to 66.6% for the same period in 2010. The decrease in cost of sales as a percentage of revenues in comparison to the prior year period was due to favorable leverage of fixed costs from improved demand due to the recovery in selected global markets and the favorable impact of actions taken to adjust operating costs partially offset by material price inflation not fully covered by pricing actions taken in 2011 and investments made in resources to accelerate new product development.
     Selling and administrative expenses, as a percentage of revenues, for the six months ended June 30, 2011 was 19.3% compared to 19.5% for the first half of 2010. The decrease in percentage is reflective of the favorable impact of higher revenue levels and the benefit from the higher percentage of selling and administrative expenses associated with the now deconsolidated Tools segment included in the 2010 period, partially offset by expenses associated with global growth initiatives and higher environmental expenses.
     Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues for the six months ended June 30, 2011, was 16.3% compared to 16.5% for the same period in 2010. The decrease in percentage reflects the impact of 20.9% higher comparable revenue levels in 2011 that was offset by investments in resources designed to improve global growth.
     Electrical Products Group segment selling and administrative expenses, as a percentage of revenues for the second quarter of 2011, was 19.1% for the six months ended June 30, 2011 compared to 18.8% for the six months ended June 30, 2010. The increase in percentage reflects the investment in sales and marketing resources focused on driving improved global demand for products partially offset by the impact of 13.5% higher comparable revenue levels in the first half of 2011.
     Net interest expense for the six months ended June 30, 2011 increased $9.5 million from the same period in 2010, primarily as a result of the December 7, 2010 issuances of $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Average debt balances were $1.42 billion and $0.93 billion and average interest rates were 4.84% and 5.4% in the first six months of 2011 and 2010, respectively.
Operating Earnings:
     Energy & Safety Solutions segment operating earnings for the six months ended June 30, 2011 increased 25% to $249.8 million from $199.8 million for the same period of last year. The increase resulted from the improved demand for industrial and utility products. Results included material price inflation that was fully recovered through pricing actions taken during 2011. The Energy & Safety Solutions segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Electrical Products Group segment operating earnings for the six months ended June 30, 2011 increased over 16% to $181.7 million from $156.1 million for the same period in 2010. The increase resulted from the improvement in demand from most global markets and the continuing favorable impact of restructuring actions offset partially by material price inflation that was not fully recovered through pricing actions taken during 2011. The Electrical Products Group segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Equity income from the Apex Tool Group joint venture is included in operating earnings commencing in the third quarter of 2010. Reported equity income from Apex Tool Group was $28.9 million in the six months ended June 30, 2011 compared to operating earnings reported from the Tools segment of $33.1 million in the first half of 2010.
     General Corporate expense increased $6.1 million to $46.3 million during the six months ended June 30, 2011 compared to $40.2 million during the same period of 2010. The increase in General Corporate expense in 2011 primarily relates to approximately $2 million for environmental costs related to previously divested businesses, higher expenses for long-term stock based compensation, and incremental costs associated with ongoing acquisition activities.

Income Taxes:
     The effective tax rate for continuing operations was 16.7% for the six months ended June 30, 2011 and 12.9% for the six months ended June 30, 2010. Income tax expense from continuing operations was reduced by $9.7 million during the first quarter of 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. During the second quarter of 2010, Cooper reduced income tax expense by $40.8 million to recognize the discrete tax affects related to the contribution of net assets to the Tools Joint Venture. Excluding the discrete tax items, Cooper’s effective tax rate was 19.2% for the six months ended June 30, 2011 and 20.2% for the six months ended June 30, 2010.
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
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $157.4 million during the first six months of 2011 reflecting working capital investments to support revenue growth and global growth initiatives. A $120.2 million increase in receivables and a $66.5 million increase in inventories were partially offset by a $29.3 million increase in accounts payable. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital) for the second quarter of 2011 was 6.0 turns as compared to 5.9 turns in the second quarter of 2010, exclusive of the Tools business contributed to Apex Tool Group in July 2010, reflecting efficient working capital utilization.
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
     Excluding the $250 million settlement payment discussed above, during the first six months of 2011 Cooper used cash provided by operating activities and $48.5 million of cash received from stock option exercises primarily to fund capital expenditures of $49.0 million, acquisitions of $9.8 million, dividends of $93.0 million and share purchases of $40.5 million.
     Cash provided by operating activities was $251.8 million during the first six months of 2010. This cash, plus $30.7 million of cash received from stock option exercises, was primarily used to fund capital expenditures of $30.2 million, acquisitions of $20.6 million, dividends of $87.0 million and share purchases of $91.4 million.
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 27.9% at June 30, 2011, 30.8% at December 31, 2010 and 23.6% at June 30, 2010.
     At June 30, 2011 and December 31, 2010, Cooper had cash and cash equivalents of $905.1 million and $1.0 billion, respectively. Cooper had short-term debt of $15.8 million and $7.7 million at June 30, 2011 and December 31, 2010, respectively. Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities.
     On May 26, 2011, Cooper entered into a credit agreement that provides a $500 million five-year committed bank credit facility that replaces Cooper’s previous credit facility that was to mature in August 2012. The credit facility agreement is not subject to termination based on a decrease in Cooper’s debt ratings or a material adverse change clause. The only financial covenant in the agreement limits Cooper’s debt-to-total capitalization ratio to 60%. Cooper is in compliance with all covenants set forth in the credit facility agreement. At June 30, 2011, Cooper has $500 million available under this credit facility.
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
     In July 2011, Cooper utilized existing cash on hand to complete two acquisitions for total cash consideration of approximately $240 million, net of cash acquired. On July 15, 2011, Cooper acquired Gitiesse srl, a manufacturer of marine and oil and gas communications systems specializing in the manufacture of digital integrated multimedia communications systems for vessels worldwide. Gitiesse will become part of the Energy and Safety Solutions segment. On July 28, 2011, Cooper acquired Martek Power, a manufacturer of power electronic components specializing in the manufacture of highly specialized power management devices for the military, heavy-duty transportation, aerospace, medical, telecom and hybrid/electrical vehicle markets. Martek will become part of the Electrical Products Group segment.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of June 30, 2011, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2010.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	June 30,
	2011	2010
	(in millions)
Energy & Safety Solutions	$527.4	$444.6
Electrical Products Group	200.4	207.7
Tools	—	80.6

	$727.8	$732.9

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
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended June 30, 2011:
Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (1)	or Programs (1)
As of 3/31/11				11,603,135
4/01/11 – 4/30/11	30,000	$64.76	30,000	11,573,135
5/01/11 – 5/31/11	424,743	$62.54	424,743	11,148,392
6/01/11 – 6/30/11	64,930	$61.92	64,930	11,083,462	(2)

Total	519,673	$62.59	519,673

(1)	On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of ten million shares of Cooper common stock. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2011, Cooper’s current estimate is that 3 million shares would be issued under equity compensation plans, which is reflected in the above table.

(2)	During the first half of 2011, Cooper had repurchased 645,273 shares under the Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under these authorizations from time to time during 2011. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
Item 3. Defaults Upon Senior Securities
     Not applicable

Item 6. Exhibits
10.1	Cooper Industries plc 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B to Cooper’s Definitive Proxy Statement on Schedule 14A filed March 21, 2011).

10.2	Credit Agreement dated May 26, 2011, among Cooper Industries plc, Cooper US, Inc. the Subsidiary Guarantors named therein and the banks named therein (incorporated by reference to Exhibit 10.1 to Cooper’s Current Report on Form 8-K filed June 2, 2011).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2006 through 2010 and the Six Months Ended June 30, 2011 and 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
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

Cooper Industries plc (Registrant)
Date: August 3, 2011	/s/ David A. Barta
David A. Barta, Senior Vice President and
Chief Financial Officer

Date: August 3, 2011	/s/ Rick L. Johnson
Rick L. Johnson, Vice President, Controller and
Chief Accounting Officer

Exhibit Index

Exhibit No.

10.1	Cooper Industries plc 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B to Cooper’s Definitive Proxy Statement on Schedule 14A filed March 21, 2011).

10.2	Credit Agreement dated May 26, 2011, among Cooper Industries plc, Cooper US, Inc. the Subsidiary Guarantors named therein and the banks named therein (incorporated by reference to Exhibit 10.1 to Cooper’s Current Report on Form 8-K filed June 2, 2011).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2006 through 2010 and the Six Months ended June 30, 2011 and 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
     Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.