Form 10-Q
period 2011-09-30
Cooper Industries plc
filed 2011-11-03
CIK 1141982

10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2011
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
Yes ☐       No ☑
Number of registrant’s common shares outstanding as of September 30, 2011 was 158,101,261.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits
Signatures
Exhibit Index
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COOPER INDUSTRIES PLC
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions, except per share data)
Revenues	$1,389.7	$1,240.7	$4,036.3	$3,806.0
Cost of sales	931.2	821.6	2,682.0	2,537.7
Selling and administrative expenses	269.2	236.7	779.8	737.1
Equity in (income) of Apex Tool Group, LLC	(16.0)	(10.5)	(44.9)	(10.5)
Loss related to contribution of net assets to Apex Tool Group, LLC	—	—	—	134.5
Restructuring charges	—	1.5	—	8.0

Operating earnings	205.3	191.4	619.4	399.2
Interest expense, net	16.4	12.3	49.8	36.2

Income from continuing operations before income taxes	188.9	179.1	569.6	363.0
Income taxes expense	28.7	37.4	92.2	61.1

Income from continuing operations	160.2	141.7	477.4	301.9
Income related to discontinued operations, net of income taxes	—	—	190.3	—

Net income	$160.2	$141.7	$667.7	$301.9

Income per common share:
Basic:
Income from continuing operations	$.99	$.86	$2.91	$1.81
Income from discontinued operations	—	—	1.16	—

Net income	$.99	$.86	$4.07	$1.81

Diluted:
Income from continuing operations	$.98	$.85	$2.87	$1.79
Income from discontinued operations	—	—	1.14	—

Net income	$.98	$.85	$4.01	$1.79

Cash dividends declared per common share	$.29	$.27	$.87	$.81

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2011	2010
	(in millions)
ASSETS
Cash and cash equivalents	$430.6	$1,035.3
Receivables, less allowances	942.3	795.9
Inventories	506.3	438.9
Current discontinued operations receivable	3.8	13.0
Other current assets	225.8	207.5

Total current assets	2,108.8	2,490.6

Property, plant and equipment, less accumulated depreciation	615.7	608.3
Investment in Apex Tool Group, LLC	531.2	511.3
Goodwill	2,513.6	2,356.5
Other intangible assets, less accumulated amortization	372.6	333.6
Long-term discontinued operations receivable	5.1	150.6
Other noncurrent assets	175.0	217.7

Total assets	$6,322.0	$6,668.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$6.2	$7.7
Accounts payable	465.4	462.6
Accrued liabilities	527.7	510.1
Current discontinued operations liability	9.4	45.4
Current maturities of long-term debt	0.7	0.6

Total current liabilities	1,009.4	1,026.4

Long-term debt	1,420.9	1,420.4
Long-term discontinued operations liability	40.5	701.7
Other long-term liabilities	398.2	314.0

Total liabilities	2,869.0	3,462.5

Common stock, $.01 par value	1.7	1.7
Retained earnings	4,288.9	3,658.7
Treasury stock	(671.6)	(288.6)
Accumulated other nonowner changes in equity	(166.0)	(165.7)

Total shareholders’ equity	3,453.0	3,206.1

Total liabilities and shareholders’ equity	$6,322.0	$6,668.6

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net income	$667.7	$301.9
(Income) related to discontinued operations	(190.3)	—

Income from continuing operations	477.4	301.9

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	96.7	107.7
Deferred income taxes	53.1	(35.6)
Excess tax benefits from stock options and awards	(13.3)	(4.8)
Distribution of earnings from Apex Tool Group, LLC	20.9	—
Equity in (income) of Apex Tool Group, LLC	(44.9)	(10.5)
Loss related to contribution of net assets to Apex Tool Group, LLC	—	134.5
Restructuring charges	—	8.0
Changes in assets and liabilities: (1)
Receivables	(115.5)	(150.7)
Inventories	(37.3)	(61.4)
Accounts payable and accrued liabilities	(5.5)	91.2
Discontinued operations assets and liabilities, net	(246.6)	(10.2)
Other assets and liabilities, net	(8.0)	26.9

Net cash provided by operating activities	177.0	397.0

Cash flows from investing activities:
Capital expenditures	(84.8)	(57.9)
Cash paid for acquired businesses	(250.1)	(21.6)
Cash restricted for business acquisition	—	(34.9)
Proceeds from sales of property, plant and equipment and other	15.8	(4.6)

Net cash used in investing activities	(319.1)	(119.0)

Cash flows from financing activities:
Short-term debt, net	(4.6)	(2.3)
Debt issuance costs	(1.0)	—
Dividends	(141.4)	(132.7)
Purchases of treasury shares	(383.0)	(276.0)
Excess tax benefits from stock options and awards	13.3	4.8
Proceeds from exercise of stock options and other	54.8	34.5

Net cash used in financing activities	(461.9)	(371.7)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	8.1

Decrease in cash and cash equivalents	(604.7)	(85.6)
Cash and cash equivalents, beginning of period	1,035.3	381.6

Cash and cash equivalents, end of period	$430.6	$296.0

(1)	Net of the effects of acquisitions and translation.
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
     New Accounting Pronouncements – In June 2011 the Financial Accounting Standards Board issued revised guidance on the presentation of comprehensive income that will be effective for Cooper beginning in 2012. This guidance eliminates the option to present the components of comprehensive income as part of the statement of shareholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The implementation of this revised guidance in 2012 will change the presentation of our financial statements but will not have any impact on our consolidated financial condition, results of operations or cash flows.
Note 2. Acquisitions
     Cooper has completed a number of acquisitions that were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. In the nine month period ended September 30, 2011, Cooper completed four acquisitions, two in the Energy and Safety Solutions segment (including Gitiesse srl, a manufacturer of marine and oil and gas communications systems specializing in the manufacture of digital integrated multimedia communications systems for vessels worldwide) and two in the Electrical Products Group (including Martek Power, a manufacturer of power electronic components specializing in the manufacture of highly specialized power management devices for the military, heavy-duty transportation, aerospace, medical, telecom and hybrid/electrical vehicle markets), and also acquired certain other intangible assets in the Electrical Products Group. In 2010 Cooper completed five acquisitions, four in the Energy and Safety Solutions segment and one in the Electrical Products Group, and also acquired certain other intangible assets in the Electrical Products Group.
     The acquisition date fair value of the total consideration for the 2011 transactions was approximately $263.3 million and resulted in the preliminary recognition of aggregate goodwill of $154.4 million, substantially all of which is not expected to be deductible for tax purposes. The goodwill arising from the

2011 transactions includes $116.4 million related to the Electrical Products Group segment and $38.0 million related to the Energy and Safety Solutions segment. The goodwill arises because the purchase price reflects a number of factors including the future earnings and cash flow potential of these businesses and the complimentary strategic fit and resulting synergies these businesses bring to existing operations. The transactions consummated in 2011 also resulted in the preliminary recognition of $57.0 million in other intangible assets consisting primarily of customer relationships, technology and trademarks. All of the other intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 3 to 15 years with a weighted average amortization period of approximately 10 years.
     The following table summarizes the preliminary aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine months ended September 30, 2011:

(in millions)
Receivables	$30.4
Inventories	33.2
Property, plant and equipment	6.9
Goodwill	154.4
Other intangible assets	57.0
Accounts payable	(18.8)
Debt	(2.7)
Other assets and liabilities, net	(10.3)

Net cash consideration	$250.1

     The unaudited pro forma information for the periods set forth below gives effect to all prior acquisitions as if they had occurred at the beginning of the period. This data is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated as of that time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Revenues	$1,399.7	$1,287.2	$4,124.4	$3,946.2
Income from continuing operations	160.7	144.5	481.7	310.0
Diluted earnings per share from continuing operations	$.98	$.87	$2.89	$1.84
Note 3. Inventories

	September 30,	December 31,
	2011	2010
	(in millions)
Raw materials	$206.5	$168.6
Work-in-process	118.9	97.9
Finished goods	314.4	288.5
Perishable tooling and supplies	7.2	7.6

	647.0	562.6
Allowance for excess and obsolete inventory	(63.9)	(57.8)
Excess of FIFO costs over LIFO costs	(76.8)	(65.9)

Net inventories	$506.3	$438.9

Note 4. Goodwill
     Cooper has goodwill of $2.51 billion and $2.36 billion at September 30, 2011 and December 31, 2010, respectively. Cooper completed its annual impairment tests for each reporting unit’s goodwill as of January 1, 2011. The results of step one of the goodwill impairment tests did not require the completion of step two of the test for any reporting unit.
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
     Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes amounts related to sites owned by Cooper, retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper was a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. At September 30, 2011, Cooper had an accrual of $29.7 million with respect to potential environmental liabilities, including $8.8 million classified as a long-term liability. Cooper has not utilized any form of discounting in establishing its environmental liability accruals.
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
Note 6. Debt
     On May 26, 2011, Cooper entered into a credit agreement that provides a $500 million five-year committed bank credit facility that replaced Cooper’s previous credit facility that was to mature in August 2012. The agreement for the credit facility requires that Cooper maintains a prescribed limit on debt as a percentage of total capitalization. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio. The credit agreement is not subject to termination based upon a decrease in Cooper’s debt ratings or a material adverse change. At September 30, 2011, Cooper has $500 million available under this credit facility.
     At September 30, 2011, Cooper has $6.2 million of short-term debt and has no commercial paper borrowings outstanding.
Note 7. Shareholders’ Equity
     Cooper Industries plc has common shares, $.01 par value outstanding of 158,101,261 (net of 14,325,562 treasury shares) and 164,130,802 (net of 6,537,900 treasury shares) at September 30, 2011 and December 31, 2010, respectively. During the first nine months of 2011, Cooper purchased 7,787,662 shares of treasury stock at an average price of $49.18 per share under the Board of Directors authorizations discussed below. During the first nine months of 2011, Cooper issued 1,758,121 common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program.
     On February 9, 2009, Cooper’s Board of Directors authorized the purchase of 10 million shares of common stock. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2011 Cooper’s current estimate is that 3 million shares would be issued under equity compensation plans. Cooper may continue to repurchase shares under these authorizations from time to time during 2011. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments. As of September 30, 2011, 3,941,073 shares remain available to be repurchased under the authorizations by the Board of Directors. On November 1, 2011, Cooper’s Board of Directors increased the share repurchase authorization by 10 million shares.

Note 8. Segment Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Segment Revenues
Energy and Safety Solutions	$752.2	$655.7	$2,184.1	$1,840.0
Electrical Products Group	637.5	585.0	1,852.2	1,654.8

Total Electrical segments	1,389.7	1,240.7	4,036.3	3,494.8
Tools	—	—	—	311.2

Total segment revenues	$1,389.7	$1,240.7	$4,036.3	$3,806.0

Segment Operating Earnings
Energy and Safety Solutions	$125.6	$111.1	$375.4	$310.9
Electrical Products Group	88.3	94.2	270.0	250.3

Total Electrical segments	213.9	205.3	645.4	561.2
Tools	—	—	—	33.1

Total segment operating earnings	213.9	205.3	645.4	594.3
General Corporate expense	24.6	22.9	70.9	63.1
Equity in (income) of Apex Tool Group, LLC	(16.0)	(10.5)	(44.9)	(10.5)
Loss related to contribution of net assets to Apex Tool Group, LLC	—	—	—	134.5
Restructuring charges	—	1.5	—	8.0
Interest expense, net	16.4	12.3	49.8	36.2

Income from continuing operations before income taxes	$188.9	$179.1	$569.6	$363.0

Note 9. Stock-Based Compensation
     Cooper had a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Prior Stock Plan”). The Prior Stock Plan provided for the granting of stock options, performance-based share awards and restricted stock units. Since the Prior Stock Plan’s original inception in 1996 the aggregate number of shares authorized under the Prior Stock Plan was 41 million. On May 2, 2011, Cooper shareholders approved the Cooper Industries plc 2011 Omnibus Incentive Compensation Plan (the “2011 Incentive Plan”) which replaced the Prior Stock Plan and the Management Annual Incentive Plan (the “Bonus Plan”). The 2011 Incentive Plan is intended to promote our long-term success and achievement of both our short- and long-term business objectives and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers and employees. The 2011 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, other stock-based awards, cash-based awards and dividend equivalents to eligible participants. At the time of approval of the 2011 Incentive Plan, there were 10.6 million shares available for future grants, including approximately 4.0 million shares that were available for future grants under the Prior Stock Plan and the Bonus Plan which were transferred to and are now available for issuance under the 2011 Incentive Plan. Shares that are subject to outstanding awards under the Prior Stock Plan that are forfeited or are otherwise settled or terminated without a distribution of shares will be transferred to and available for issuance under the 2011 Incentive Plan. At May 2, 2011, Cooper had approximately 9.4 million stock awards outstanding under the Prior Stock Plan.

     During the nine month period ended September 30, 2011, Cooper granted 1,316,090 stock option awards, 402,778 performance-based shares and 223,503 restricted stock units. As of September 30, 2011, 10,824,883 shares were available for future grants under the 2011 Incentive Plan. Total compensation expense for all share-based compensation arrangements was $28.1 million and $24.1 million for the nine month periods ended September 30, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $10.3 million and $8.7 million for the nine month periods ended September 30, 2011 and 2010, respectively.
Note 10. Income Taxes
     The effective tax rate for continuing operations was 16.2% for the nine months ended September 30, 2011 and 16.8% for the nine months ended September 30, 2010. Income tax expense for continuing operations was reduced by $9.7 million during the nine months ended September 30, 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. During the nine months ended September 30, 2010 Cooper reduced income tax expense for continuing operations by $40.8 million to recognize the discrete tax effects related to the contribution of net assets to the Tools joint venture. Excluding these discrete tax adjustments, Cooper’s effective tax rate for continuing operations was 17.9% for the nine months ended September 30, 2011 and 20.5% for the nine months ended September 30, 2010.
     Net deferred taxes recognized in the balance sheet consist of:

	September	December
	30, 2011	31, 2010
	(in millions)
Other current assets	$91.4	$76.0
Other noncurrent assets	—	42.1
Other long-term liabilities	(114.2)	—

Net deferred tax assets (liabilities)	$(22.8)	$118.1

     The decrease during 2011 in the net deferred tax assets recognized was primarily related to the settlement of the discontinued operations asbestos liability as further discussed in Note 15 of the Notes to the Consolidated Financial Statements.
     The Internal Revenue Service (IRS) completed its examinations of Cooper’s 2007 and 2008 Federal Tax Returns and issued notices of assessment in the amounts of $16 million and $14 million, respectively, primarily by challenging Cooper’s intercompany pricing with a foreign affiliate. During the first quarter of 2011 the IRS and Cooper finalized a settlement regarding these matters. After consideration of the related liability Cooper had recorded, the settlement had no significant effect on Cooper’s consolidated financial statements.
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
     At September 30, 2011 and December 31, 2010, Cooper has a foreign deferred tax asset of approximately $1.1 billion and $1.1 billion, respectively, relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. Although this net operating loss carryforward has an indefinite life, a corresponding valuation allowance for the same amount was recognized because management believes at this time it is more likely than not that the deferred tax asset will not be realized.
     Cooper has unrecognized gross tax benefits of $14.2 million at September 30, 2011. Approximately $9.2 million of the unrecognized tax benefits would favorably impact the effective tax rate if recognized. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $1 to $6 million could be recognized during the next 12 months as audits close and statutes expire.
Note 11. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.6	$0.7	$1.8	$2.5
Interest cost	8.4	9.1	25.2	28.6
Expected return on plan assets	(10.9)	(10.6)	(32.7)	(32.1)
Amortization of prior service cost	(0.6)	(0.7)	(2.0)	(2.0)
Recognized actuarial loss	5.4	5.2	15.3	15.9

Net periodic benefit cost	$2.9	$3.7	$7.6	$12.9

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Components of net periodic benefit cost:
Interest cost	$0.9	$1.1	$2.7	$3.5
Amortization of prior service cost	(0.5)	(0.5)	(1.5)	(1.5)
Recognized actuarial gain	(0.8)	(0.5)	(2.4)	(1.5)

Net periodic benefit cost (gain)	$(0.4)	$0.1	$(1.2)	$0.5

Note 12. Net Income Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Basic:
Income from continuing operations	$160.2	$141.7	$477.4	$301.9
Income from discontinued operations	—	—	190.3	—

Net income applicable to common stock	$160.2	$141.7	$667.7	$301.9

Weighted average common shares outstanding	162.3	165.3	164.3	166.9

Diluted:
Income from continuing operations	$160.2	$141.7	$477.4	$301.9
Income from discontinued operations	—	—	190.3	—

Net income applicable to common stock	$160.2	$141.7	$667.7	$301.9

Weighted average common shares outstanding	162.3	165.3	164.3	166.9
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	1.7	1.8	2.2	1.9

Weighted average common shares and common share equivalents	164.0	167.1	166.5	168.8

     Options and employee awards are not included as common stock equivalents in the calculations if the effect would be anti-dilutive. Anti-dilutive options and employee awards of 1.5 million and 2.6 million shares were excluded from the calculations during the nine month periods ended September 30, 2011 and 2010 respectively.

Note 13. Net Income and Other Nonowner Changes in Equity
     The components of net income and other nonowner changes in equity, net of taxes, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$160.2	$141.7	$667.7	$301.9
Foreign currency translation[1]	(54.2)	67.1	(10.5)	99.3
Change in fair value of derivatives	4.6	(3.3)	4.3	(5.8)
Pension and postretirement benefit plans[2]	2.2	3.1	5.9	7.6

Net income and other nonowner changes in equity	$112.8	$208.6	$667.4	$403.0

[1]	Foreign currency translation gains included in net income and other nonowner changes in equity for the nine month period ended September 30, 2010 includes a gain from the reclassification from equity of $159.3 million ($103.5 million net of the associated tax affect) of previously deferred currency translation losses that were recognized in net income as part of the loss related to the contribution of net assets to the Tools joint venture.

[2]	The change in pension and postretirement benefit plans included in net income and other nonowner changes in equity for the nine month period ended September 30, 2010 includes a gain from the reclassification from equity of $1.7 million ($0.9 million net of the associated tax affect) of previously deferred pension plan losses that were recognized in net income as part of the loss related to the contribution of net assets to the Tools joint venture.
Note 14. Financial Instruments and Hedging Activities, Concentrations of Credit Risk and Fair Value of Financial Instruments
Derivative Instruments and Hedging Activities
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
     During October 2005 Cooper entered into cross-currency swaps designated as cash flow hedges to effectively convert its newly issued $325 million, 5.25% fixed-rate debt maturing in November 2012 to €272.6 million of 3.55% fixed-rate debt. The $325 million debt issuance proceeds were swapped to €272.6 million and lent through an intercompany loan to a non-U.S. subsidiary to partially fund repayment of the 300 million Euro bond debt that matured on October 25, 2005. The cross-currency swaps mature in November 2012.

     Assets and liabilities measured on a recurring basis at fair value using Level 2 inputs and a market approach are as follows:

	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Short-term currency forward exchange contracts	$17.4	$(23.2)	$23.9	$(24.7)
Long-term currency forward exchange contracts	59.5	(24.4)	63.3	(26.4)
Short-term commodity swaps	—	(3.3)	2.9	—
Long-term cross-currency swaps	—	(35.2)	—	(30.2)
     Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing assets of approximately $38.8 and $48.7 million and liabilities of $28.0 and $38.3 million at September 30, 2011 and December 31, 2010, respectively are not designated as hedging instruments.
     There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in 2011 or 2010.
     Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the nine month periods ended September 30, 2011 and 2010. For commodity swaps, Cooper recognized, in cost of sales, a net gain of $1.4 and $1.9 million in the nine month periods ended September 30, 2011 and 2010, respectively. At September 30, 2011, Cooper estimates that approximately $3.6 million of net gains on derivative instruments designated as cash flow hedges will be reclassified from accumulated other nonowner changes in equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the nine month periods ended September 30, 2011 and 2010 was not material.
     The table below summarizes the U. S. dollar equivalent contractual amounts of Cooper’s forward exchange contracts at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(in millions)
U.S. Dollar	$579.4	$894.8
Euro	411.7	335.4
British Pound Sterling	153.2	143.9
Canadian Dollar	—	370.6
Other	23.9	32.3

	$1,168.2	$1,777.0

     The contractual amounts of Cooper’s commodity swap contracts at September 30, 2011 and December 31, 2010 was approximately $19 million and $14 million, respectively.
Other Instruments
     In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $119.7 million and $108.7 million at September 30, 2011 and December 31, 2010, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.
Concentrations of Credit Risk
     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 4.6% of accounts receivable at September 30, 2011 (5.0% at December 31, 2010). At September 30, 2011, Cooper has approximately 32% of its cash and cash equivalents held at two financial institutions. Cooper believes these financial institutions to be financially stable.
Fair Value of Financial Instruments Other than Derivatives
     Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. Cooper had a book value of approximately $1.43 billion and $1.43 billion for debt instruments at September 30, 2011 and December 31, 2010, respectively. The fair value of these debt instruments, as represented primarily by quoted market prices, was approximately $1.55 billion and $1.52 billion at September 30, 2011 and December 31, 2010, respectively.
Note 15. Discontinued Operations Receivable and Liability
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
     On February 1, 2011, Cooper entered into a settlement agreement that following satisfaction of various closing conditions closed on April 5, 2011. The settlement agreement terminated the Mutual Guaranty between Cooper and Pneumo and created a Settlement Trust. As a result of the April 2011 settlement the Company and its subsidiaries have no further obligations under the Mutual Guaranty. Under the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million ($250 million was paid at closing and the remainder is due in installments over four years, subject to certain adjustments). Cooper made the $250 million initial payment to the Settlement Trust on April 5, 2011. Other payments due under the settlement agreement total approximately $49.6 million, after certain reductions for indemnity and defense payments made by Cooper subsequent to the February 1, 2011 settlement agreement and prior to the closing on April 5, 2011. At September 30, 2011, the remaining payments are due in installments in April of each year as follows: $9.1 million in 2012, $17.0 million in 2013, and $11.75 million in each of 2014 and 2015.
     As discussed above, the Company had previously recorded an estimated accrual on an undiscounted basis for pending and future indemnity and defense costs under the Mutual Guaranty. In addition, the Company had recorded receivables for related insurance recoveries where insurance-in-place agreements, settlements or policy recoveries were considered probable. As a result of the settlement agreement, in the first quarter of 2011 Cooper adjusted its previously recorded net liability for its obligations under the Mutual Guaranty to the amounts payable under the settlement agreement and related unpaid legal expenses resulting in the recognition of an after-tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense. Cooper also has approximately $8.9 million in receivables for non-Abex related insurance recoveries remaining on the balance sheet at September 30, 2011 due through 2014 under previously recognized insurance settlements.
     The following table presents the cash activity related to these discontinued operations assets and liabilities through September 30, 2011.

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)
Cash Flow:
Indemnity and defense payments	$(10.5)	$(23.0)
Insurance recoveries	14.9	14.5
Payment to Pneumo Settlement Trust	(250.0)	—
Other	(1.0)	(1.7)

Net cash flow related to discontinued operations assets and liabilities	$(246.6)	$(10.2)

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

Consolidating Income Statements
Three Months Ended September 30, 2011
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$886.5	$688.3	$(185.1)	$1,389.7
Cost of sales	—	(0.9)	621.9	495.3	(185.1)	931.2
Selling and administrative expenses	0.2	18.5	134.1	120.7	(4.3)	269.2
Equity in (income) of Apex Tool Group, LLC	—	—	—	(16.0)	—	(16.0)
Interest expense, net	—	16.3	—	0.1	—	16.4
Equity in earnings of subsidiaries, net of tax	156.4	88.7	139.3	207.2	(591.6)	—
Intercompany income (expense)	(0.3)	(13.8)	(37.2)	51.3	—	—

Income (loss) before income taxes	155.9	41.0	232.6	346.7	(587.3)	188.9
Income tax expense (benefit)	—	(20.6)	33.7	15.6	—	28.7

Net income	$155.9	$61.6	$198.9	$331.1	$(587.3)	$160.2

Consolidating Income Statements
Three Months Ended September 30, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$820.1	$596.5	$(175.9)	$1,240.7
Cost of sales	—	(0.9)	579.4	419.0	(175.9)	821.6
Selling and administrative expenses	0.5	17.7	124.5	96.3	(2.3)	236.7
Equity in (income) of Apex Tool Group, LLC	—	—	—	(10.5)	—	(10.5)
Loss related to contribution of net assets to Apex Tool Group, LLC	—	—	—	(0.5)	0.5	—
Restructuring charges	—	—	2.0	(0.5)	—	1.5
Interest expense, net	—	12.3	—	—	—	12.3
Equity in earnings of subsidiaries, net of tax	73.1	74.5	139.6	42.2	(329.4)	—
Intercompany income (expense)	(0.3)	(19.2)	(44.7)	60.4	3.8	—

Income (loss) before income taxes	72.3	26.2	209.1	195.3	(323.8)	179.1
Income tax expense (benefit)	—	(16.1)	33.4	20.1	—	37.4

Net income	$72.3	$42.3	$175.7	$175.2	$(323.8)	$141.7

Consolidating Income Statements
Nine Months Ended September 30, 2011
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$2,600.4	$1,987.5	$(551.6)	$4,036.3
Cost of sales	—	(2.7)	1,822.5	1,413.8	(551.6)	2,682.0
Selling and administrative expenses	—	92.4	389.7	342.8	(45.1)	779.8
Equity in (income) of Apex Tool Group, LLC	—	—	—	(44.9)	—	(44.9)
Interest expense, net	—	50.0	—	(0.2)	—	49.8
Equity in earnings of subsidiaries, net of tax	623.3	457.2	602.5	480.6	(2,163.6)	—
Intercompany income (expense)	(1.0)	(54.6)	(121.5)	176.8	0.3	—

Income (loss) from continuing operations before income taxes	622.3	262.9	869.2	933.4	(2,118.2)	569.6
Income tax expense (benefit)	—	(72.1)	105.5	58.8	—	92.2

Income from continuing operations	622.3	335.0	763.7	874.6	(2,118.2)	477.4
Income from discontinued operations, net of tax	—	—	—	190.3	—	190.3

Net income	$622.3	$335.0	$763.7	$1,064.9	$(2,118.2)	$667.7

Consolidating Income Statements
Nine Months Ended September 30, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Revenues	$—	$—	$2,292.6	$2,007.3	$(493.9)	$3,806.0
Cost of sales	—	(0.7)	1,626.2	1,406.1	(493.9)	2,537.7
Selling and administrative expenses	2.6	80.1	352.8	334.8	(33.2)	737.1
Equity in (income) of Apex Tool Group, LLC	—	—	—	(10.5)	—	(10.5)
Loss related to contribution of net assets to Apex Tool Group, LLC	—	2.4	—	131.6	0.5	134.5
Restructuring charges	—	—	3.8	4.2	—	8.0
Interest expense, net	—	36.7	—	(0.5)	—	36.2
Equity in earnings of subsidiaries, net of tax	143.9	133.8	301.4	8.7	(587.8)	—
Intercompany income (expense)	0.1	(60.2)	(120.5)	176.8	3.8	—

Income (loss) before income taxes	141.4	(44.9)	490.7	327.1	(551.3)	363.0
Income tax expense (benefit)	—	(53.7)	84.5	30.3	—	61.1

Net income	$141.4	$8.8	$406.2	$296.8	$(551.3)	$301.9

Consolidating Balance Sheets
September 30, 2011
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$78.0	$118.6	$8.1	$225.9	$—	$430.6
Receivables, less allowances	0.2	0.5	266.8	674.8	—	942.3
Inventories	—	—	257.9	248.4	—	506.3
Current discontinued operations receivable	—	—	—	3.8	—	3.8
Other current assets	0.9	73.6	38.0	113.3	—	225.8

Total current assets	79.1	192.7	570.8	1,266.2	—	2,108.8

Property, plant and equipment, less accumulated depreciation	—	38.8	320.8	256.1	—	615.7
Investment in Apex Tool Group, LLC	—	—	—	531.2	—	531.2
Investment in subsidiaries	990.3	3,371.5	5,244.8	4,865.0	(14,471.6)	—
Investment in parent	—	3,428.0	—	312.7	(3,740.7)	—
Intercompany accounts receivable	81.4	—	1,102.3	983.4	(2,167.1)	—
Intercompany notes receivable	9,564.5	564.9	6,956.3	4,003.6	(21,089.3)	—
Goodwill	—	—	1,288.3	1,225.3	—	2,513.6
Other intangible assets, less accumulated amortization	—	—	85.3	287.3	—	372.6
Long-term discontinued operations receivable	—	—	—	5.1	—	5.1
Other noncurrent assets	0.5	(3.9)	1.5	176.9	—	175.0

Total assets	$10,715.8	$7,592.0	$15,570.1	$13,912.8	$(41,468.7)	$6,322.0

Short-term debt	$—	$—	$—	$6.2	$—	$6.2
Accounts payable	46.6	23.9	173.1	221.8	—	465.4
Accrued liabilities	1.3	59.8	212.6	255.6	(1.6)	527.7
Current discontinued operations liability	—	—	—	9.4	—	9.4
Current maturities of long- term debt	—	—	—	0.7	—	0.7

Total current liabilities	47.9	83.7	385.7	493.7	(1.6)	1,009.4

Long-term debt	—	1,419.4	—	1.5	—	1,420.9
Intercompany accounts payable	—	2,167.1	—	—	(2,167.1)	—
Intercompany notes payable	419.1	1,815.1	1,849.0	17,006.1	(21,089.3)	—
Long-term discontinued operations liability	—	—	—	40.5	—	40.5
Other long-term liabilities	—	34.8	203.2	160.2	—	398.2

Total liabilities	467.0	5,520.1	2,437.9	17,702.0	(23,258.0)	2,869.0

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.0	335.1	(3,207.1)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	10,251.5	820.9	6,300.5	(8,320.4)	(9,052.5)	—
Retained earnings	624.2	1,377.9	4,089.5	4,106.6	(5,909.3)	4,288.9
Treasury stock	(671.6)	—	—	—	—	(671.6)
Accumulated other non- owner changes in equity	43.0	(126.9)	(139.0)	(168.3)	225.2	(166.0)

Total shareholders’ equity	10,248.8	2,071.9	13,132.2	(3,789.2)	(18,210.7)	3,453.0

Total liabilities and shareholders’ equity	$10,715.8	$7,592.0	$15,570.1	$13,912.8	$(41,468.7)	$6,322.0

Consolidating Balance Sheets
December 31, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Cash and cash equivalents	$63.2	$36.8	$2.6	$932.7	$—	$1,035.3
Receivables, less allowances	—	2.5	218.7	574.7	—	795.9
Inventories	—	—	234.7	204.2	—	438.9
Current discontinued operations receivable	—	—	—	13.0	—	13.0
Other current assets	0.6	72.4	30.7	103.8	—	207.5

Total current assets	63.8	111.7	486.7	1,828.4	—	2,490.6

Property, plant and equipment, less accumulated depreciation	—	42.1	316.8	249.4	—	608.3
Investment in Apex Tool Group, LLC	—	—	—	511.3	—	511.3
Investment in subsidiaries	3,035.5	2,923.6	4,608.9	741.6	(11,309.6)	—
Investment in parent	—	3,428.1	—	312.7	(3,740.8)	—
Intercompany accounts receivable	71.9	—	1,974.1	1,244.2	(3,290.2)	—
Intercompany notes receivable	40.0	1,674.8	3,348.3	5,394.7	(10,457.8)	—
Goodwill	—	—	1,288.3	1,068.2	—	2,356.5
Other intangible assets, less accumulated amortization	—	—	85.7	247.9	—	333.6
Long-term discontinued operations receivable	—	—	—	150.6	—	150.6
Other noncurrent assets	—	13.1	(178.2)	382.8	—	217.7

Total assets	$3,211.2	$8,193.4	$11,930.6	$12,131.8	$(28,798.4)	$6,668.6

Short-term debt	$—	$—	$—	$7.7	$—	$7.7
Accounts payable	44.7	20.3	201.8	195.8	—	462.6
Accrued liabilities	1.2	66.3	210.4	233.6	(1.4)	510.1
Current discontinued operations liability	—	—	—	45.4	—	45.4
Current maturities of long-term debt	—	—	—	0.6	—	0.6

Total current liabilities	45.9	86.6	412.2	483.1	(1.4)	1,026.4

Long-term debt	—	1,418.5	—	1.9	—	1,420.4
Intercompany accounts payable	—	3,290.2	—	—	(3,290.2)	—
Intercompany notes payable	419.7	1,587.2	4,436.2	4,014.7	(10,457.8)	—
Long-term discontinued operations liability	—	—	—	701.7	—	701.7
Other long-term liabilities.	—	103.6	54.5	155.9	—	314.0

Total liabilities	465.6	6,486.1	4,902.9	5,357.3	(13,749.4)	3,462.5

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.1	335.1	(3,207.2)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	2,811.0	770.4	1,936.7	2,106.3	(7,624.4)	—
Retained earnings	145.0	1,049.4	2,288.5	4,133.5	(3,957.7)	3,658.7
Treasury stock	(288.6)	—	—	—	—	(288.6)
Accumulated other non- owner changes in equity	76.5	(112.5)	(78.8)	(58.2)	7.3	(165.7)

Total shareholders’ equity	2,745.6	1,707.3	7,027.7	6,774.5	(15,049.0)	3,206.1

Total liabilities and shareholders’ equity	$3,211.2	$8,193.4	$11,930.6	$12,131.8	$(28,798.4)	$6,668.6

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2011
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$1.8	$(94.9)	$83.9	$186.2	$—	$177.0

Cash flows from investing activities:
Capital expenditures	—	(8.9)	(51.3)	(24.6)	—	(84.8)
Cash paid for acquired businesses	—	—	(3.5)	(246.6)	—	(250.1)
Loans to affiliates	—	—	—	(1,275.2)	1,275.2	—
Repayments of loans from affiliates	—	1,118.4	—	634.9	(1,753.3)	—
Dividends from affiliates	—	22.0	18.8	—	(40.8)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	15.8	—	15.8

Net cash provided by (used in) investing activities	—	1,131.5	(36.0)	(895.7)	(518.9)	(319.1)

Cash flows from financing activities:
Short-term debt, net	—	—	—	(4.6)	—	(4.6)
Debt issuance costs	(0.5)	(0.5)	—	—	—	(1.0)
Borrowings from affiliates	455.2	820.0	—	—	(1,275.2)	—
Repayments of loans to affiliates	(42.8)	(592.1)	(1,045.0)	(73.4)	1,753.3	—
Other intercompany financing activities	70.7	(1,195.5)	1,002.6	122.2	—	—
Dividends	(141.4)	—	—	—	—	(141.4)
Dividends paid to affiliates	—	—	—	(40.8)	40.8	—
Purchases of treasury shares	(383.0)	—	—	—	—	(383.0)
Excess tax benefits from stock options and awards	—	13.3	—	—	—	13.3
Proceeds from exercise of stock options and other	54.8	—	—	—	—	54.8

Net cash provided by (used in) financing activities	13.0	(954.8)	(42.4)	3.4	518.9	(461.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	(0.7)

Increase (decrease) in cash and cash equivalents	14.8	81.8	5.5	(706.8)	—	(604.7)
Cash and cash equivalents, beginning of period	63.2	36.8	2.6	932.7	—	1,035.3

Cash and cash equivalents, end of period	$78.0	$118.6	$8.1	$225.9	$—	$430.6

Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2010
(in millions)

	Cooper
	Industries	Cooper		Other	Consolidating
	plc	US, Inc.	Guarantors	Subsidiaries	Adjustments	Total
Net cash provided by (used in) operating activities	$1.2	$(68.1)	$230.8	$233.1	$—	$397.0

Cash flows from investing activities:
Capital expenditures	—	(3.6)	(26.7)	(27.6)	—	(57.9)
Cash paid for acquired businesses	—	—	—	(21.6)	—	(21.6)
Cash restricted for business acquisition	—	—	—	(34.9)	—	(34.9)
Investments in affiliates	(1.9)	(44.0)	—	(67.9)	113.8	—
Loans to affiliates	(40.0)	(604.1)	—	(1,752.7)	2,396.8	—
Repayments of loans from affiliates	—	447.3	5.0	1,112.5	(1,564.8)	—
Dividends from affiliates	—	1.9	13.3	270.4	(285.6)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	(4.6)	—	(4.6)

Net cash provided by (used in) investing activities	(41.9)	(202.5)	(8.4)	(526.4)	660.2	(119.0)

Cash flows from financing activities:
Short-term debt, net	—	—	—	(2.3)	—	(2.3)
Borrowings from affiliates	419.1	600.4	909.2	468.1	(2,396.8)	—
Repayments of loans to affiliates	(154.9)	(162.0)	(1,239.6)	(8.3)	1,564.8	—
Other intercompany financing activities	63.5	129.2	109.1	(301.8)	—	—
Dividends	(132.7)	—	—	—	—	(132.7)
Dividends paid to affiliates	—	(270.4)	—	(15.2)	285.6	—
Purchases of treasury shares	(276.0)	—	—	—	—	(276.0)
Excess tax benefits from stock options and awards	—	4.8	—	—	—	4.8
Issuance of stock to affiliates	—	—	—	113.8	(113.8)	—
Proceeds from exercise of stock options and other	34.5	—	—	—	—	34.5

Net cash provided by (used in) financing activities	(46.5)	302.0	(221.3)	254.3	(660.2)	(371.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8.1	—	8.1

Increase (decrease) in cash and cash equivalents	(87.2)	31.4	1.1	(30.9)	—	(85.6)
Cash and cash equivalents, beginning of period	146.0	27.9	0.3	207.4	—	381.6

Cash and cash equivalents, end of period	$58.8	$59.3	$1.4	$176.5	$—	$296.0

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
Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010
     Net income for the third quarter of 2011 was $160.2 million on revenues of $1,389.7 million compared with 2010 third quarter net income of $141.7 million on revenues of $1,240.7 million. Third quarter diluted earnings per share was $.98 in 2011 compared to $.85 in 2010. The 2010 third quarter included restructuring charges of $1.5 million or $.01 per share.
Revenues:
     Revenues for the third quarter of 2011 increased 12.0% compared to the third quarter of 2010. Core revenues in the third quarter of 2011 were 7.1% higher than the prior year. Currency translation increased revenues in the third quarter of 2011 by 1.6% with acquisitions increasing reported revenues by approximately 3.3%.
     Energy & Safety Solutions segment revenues for the third quarter of 2011 increased 14.7% compared to the third quarter of 2010. Core revenues were 9.3% higher in the third quarter of 2011 primarily related to continued demand for utility products with solid demand from global industrial and energy markets. Favorable currency translation increased reported revenues by approximately 2.5% with acquisitions adding 2.9% to reported revenues in the quarter.
     Electrical Products Group segment revenues increased 9.0% compared to the third quarter of 2010. Core revenues in the third quarter of 2011 were 4.6% higher than the prior year’s quarter with acquisitions increasing reported revenues by approximately 3.7% and favorable currency translation adding 0.7%. Core revenue growth was driven primarily by demand for energy efficiency products and broad industrial demand offset partially by slowing demand for electronic components and the already weak residential and non-residential construction markets.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 67.0% for the third quarter of 2011 compared to 66.2% for the comparable 2010 quarter. The increase in the cost of sales percentage resulted from the impact of material and manufacturing cost inflation not being fully offset by pricing actions during the quarter and investments made in resources to accelerate new product development. This unfavorable impact was mitigated by higher production volumes and the positive impact of Cooper’s activities to improve overall cost productivity.
     Energy & Safety Solutions segment costs of sales, as a percentage of revenues, was 66.9% for the third quarter of 2011 compared to 66.9% for the third quarter of 2010. Cost of sales as a percentage of revenues remained unchanged with the favorable impact of higher production volumes for selected markets and the positive impact of Cooper’s activities to improve overall cost productivity being substantially offset by investments made in resources to accelerate new product development.
     Electrical Products Group segment cost of sales, as a percentage of revenues, was 67.2% for the third quarter of 2011 compared to 65.3% for the third quarter of 2010. Pricing actions taken in the third quarter of 2011 in selected construction related markets was not sufficient to offset material inflation and additional investments made in resources to accelerate new product development. This unfavorable impact was partially offset by favorable leverage of fixed costs from improved demand due to the recovery in selected global markets and the favorable impact of actions taken to adjust operating costs.
     Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2011 was 19.4% compared to 19.1% for the third quarter of 2010. The increase in percentage is reflective of the favorable impact of higher revenue levels offset by expenses associated with global growth initiatives and increases in certain environmental, legal and acquisition related expenses.
     Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues for the third quarter of 2011, was 16.4% compared to 16.2% for the third quarter of 2010. The increase in percentage reflects the impact of almost 15% higher comparable revenue levels for the third quarter 2011 being offset by increases in certain environmental and legal expenses and investments in resources designed to improve global growth.

     Electrical Products Group segment selling and administrative expenses, as a percentage of revenues for the third quarter of 2011, was 18.9% compared to 18.6% for the third quarter of 2010. The increase in percentage reflects the investment in sales and marketing resources focused on driving improved global demand for products and acquisition related expenses partially offset by the impact of 9% higher comparable revenue levels for the third quarter of 2011.
     Net interest expense in the third quarter of 2011 increased $4.1 million from the 2010 third quarter, primarily as a result of the December 7, 2010 issuances of $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Average debt balances were $1.42 billion and $0.93 billion and average interest rates were 4.69% and 5.09% for the third quarter of 2011 and 2010, respectively.
Operating Earnings:
     Energy & Safety Solutions third quarter 2011 segment operating earnings increased 13.1% to $125.6 million from $111.1 million for the same quarter of last year. The increase resulted from the favorable impact of higher production volumes partially offset by higher environmental and legal costs. The Energy & Safety Solutions segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Electrical Products Group third quarter 2011 segment operating earnings decreased 6.3% to $88.3 million from $94.2 million for the same quarter of last year. The decrease resulted from the investment in developing markets to increase global revenues and material price inflation encountered not fully recovered through pricing actions taken during the third quarter of 2011. These higher costs were partially offset by the higher production volumes resulting from improved demand in most global markets. The Electrical Products Group segment continues its investment in productivity initiatives which includes manufacturing productivity improvements and product redesign.
     Equity income from Apex Tool Group was $16.0 million in the third quarter of 2011 compared to $10.5 million in the third quarter of 2010. The increase in equity income resulted from the favorable impact of higher production volumes and the positive impact of Apex’s activities to improve overall cost productivity.
     General Corporate expense increased $1.7 million to $24.6 million during the third quarter of 2011 compared to $22.9 million during the same period of 2010. The increase in General Corporate expense in the third quarter of 2011 primarily relates to higher costs for environmental matters related to previously divested businesses.
Income Taxes:
     The effective tax rate was 15.2% for the third quarter of 2011 compared to 20.9% for the same period in 2010. The decrease in the effective tax rate in the third quarter 2011 is primarily related to an increase in tax benefits without a corresponding relative increase in earnings and the favorable impact from finalization of prior year tax benefits.
Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010
     Income from continuing operations for the nine months ended September 30, 2011 was $477.4 million on revenues of $4,036.3 million compared with income from continuing operations in the nine months ended September 30, 2010 of $301.9 million on revenues of $3,806.0 million. Diluted earnings per share from continuing operations was $2.87 in the nine months ended September 30, 2011 compared to $1.79 in the same period of 2010. Reported net income in the nine months ended September 30, 2010 was reduced by the non-cash after-tax charge of $93.7 million or $.55 per share related to the formation of the Tools Joint

Venture and included restructuring charges of $8.0 million or $.04 per share. Reported income from continuing operations for the nine months ended September 30, 2011 was increased by $9.7 million or $.06 per share for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations.
Revenues:
     Revenues for the nine months ended September 30, 2011 increased 6.1% compared to the nine months ended September 30, 2010. Excluding the impact of the revenues from the now deconsolidated Tools segment, comparable revenues increased 15.5% in the nine months ended September 30, 2011 compared to the same period in 2010. Core revenues for the combined Electrical Segments in the nine months ended September 30, 2011 were 11.7% higher than the prior year. Acquisitions increased comparable revenues in the nine months ended September 30, 2011 by 2.2% with currency translation also increasing reported revenues by approximately 1.6%.
     Energy & Safety Solutions segment revenues for the nine months ended September 30, 2011 increased 18.7% compared to the same period in 2010. Core revenues were 13.5% higher in the nine months ended September 30, 2011 as a result of strong demand in utility markets and improving demand from energy and industrial markets. Favorable currency translation increased reported revenues by approximately 2.3% with acquisitions adding 2.9% to reported revenues in 2011.
     Electrical Products Group segment revenues in 2011 increased 11.9% compared to the nine months ended September 30, 2010. Core revenues in the nine months ended September 30, 2011 were 9.7% higher than the same period in the prior year with acquisitions increasing reported revenues by approximately 1.5% and favorable currency translation adding 0.7%. Strong demand from our Industrial and Electrical markets with added demand for energy-efficient technologies such as LED products improved results from the non-residential markets partially offset by slowing demand for Electronic products in the Asian market.
Costs and Expenses:
     Cost of sales, as a percentage of revenues, was 66.4% for the nine months ended September 30, 2011 compared to 66.7% for the comparable 2010 period. The decrease in the cost of sales percentage resulted from favorable impact of higher production volumes and the positive impact of Cooper’s activities to improve overall cost productivity. This favorable impact was partially offset by material price inflation not fully recovered by pricing actions taken in 2011 and investments made in resources to accelerate new product development.
     Energy & Safety Solutions segment cost of sales, as a percentage of revenues, was 66.5% for the nine months ended September 30, 2011 compared to 66.7% for the same period in 2010. The decrease in the cost of sales percentage resulted from the favorable impact of higher production volumes for selected markets and the positive impact of Cooper’s activities to improve overall cost productivity. Material price inflation was fully covered by pricing actions taken in 2011 with investments made in resources to accelerate new product development partially offsetting the favorable volume leverage.
     Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.4% for the for the nine months ended September 30, 2011 compared to 66.1% for the same period in 2010. The increase in cost of sales as a percentage of revenues in comparison to the prior year period was due to the favorable leverage of fixed costs from improved demand due to the recovery in selected global markets and the favorable impact of actions taken to adjust operating costs being more than offset by material price inflation not fully covered by pricing actions taken in 2011 and investments made in resources to accelerate new product development.
     Selling and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2011 was 19.3% compared to 19.4% for the comparable period in 2010. The decrease in percentage is reflective of the favorable impact of higher revenue levels and the benefit from the higher percentage of selling and administrative expenses associated with the now deconsolidated Tools segment included in the first half of 2010, nearly offset by expenses associated with global growth initiatives and higher environmental and legal expenses.
     Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues for the nine months ended September 30, 2011 was 16.3% compared to 16.4% for the same period in 2010. The decrease in percentage reflects the impact of cost leverage on the almost 19% higher comparable revenue levels in 2011 that was offset by investments in resources designed to improve global growth and higher environmental and legal expenses.
     Electrical Products Group segment selling and administrative expenses, as a percentage of revenues was 19.0% for the nine months ended September 30, 2011 compared to 18.7% for the nine months ended September 30, 2010. The increase in percentage reflects the investment in sales and marketing resources focused on driving improved global demand for products partially offset by the impact of 12% higher comparable revenue levels in 2011.
     Net interest expense for the nine months ended September 30, 2011 increased $13.6 million from the same period in 2010, primarily as a result of the December 7, 2010 issuances of $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Average debt balances were $1.42 billion and $0.93 billion and average interest rates were 4.79% and 5.30% in the nine months ended September 30, 2011 and 2010, respectively.
Operating Earnings:
     Energy & Safety Solutions segment operating earnings for the nine months ended September 30, 2011 increased 20.7% to $375.4 million from $310.9 million for the same period of last year. The increase resulted from the improved demand for industrial and utility products and included material price inflation that was fully recovered through pricing actions taken during 2011 partially offset by higher environmental and legal costs. The Energy & Safety Solutions segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Electrical Products Group segment operating earnings for the nine months ended September 30, 2011 increased 7.9% to $270.0 million from $250.3 million for the same period in 2010. The increase resulted from the improvement in demand from most global markets and the continuing favorable impact of restructuring actions offset partially by material price inflation that was not fully recovered through pricing actions taken during 2011. The Electrical Products Group segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.
     Equity income from the Apex Tool Group joint venture is included in operating earnings commencing in the third quarter of 2010. Reported equity income from Apex Tool Group was $44.9 million in the nine months ended September 30, 2011 compared to equity income from Apex Tool Group of $10.5 million in the third quarter of 2010 and operating earnings reported from the Tools segment of $33.1 million in the first half of 2010.
     General Corporate expense increased $7.8 million to $70.9 million during the nine months ended September 30, 2011 compared to $63.1 million during the same period of 2010. The increase in General Corporate expense in 2011 primarily includes approximately $6 million for environmental costs related to previously divested businesses, higher legal expenses and incremental costs associated with acquisition activities.

Income Taxes:
     The effective tax rate for continuing operations was 16.2% for the nine months ended September 30, 2011 and 16.8% for the nine months ended September 30, 2010. Income tax expense from continuing operations was reduced by $9.7 million during the first quarter of 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. During the second quarter of 2010 Cooper reduced income tax expense by $40.8 million to recognize the discrete tax affects related to the contribution of net assets to the Tools Joint Venture. Excluding the discrete tax items and the loss related to the contribution of net assets to the Tools joint venture, Cooper’s effective tax rate was 17.9% for the nine months ended September 30, 2011 and 20.5% for the nine months ended September 30, 2010. The decrease in the effective tax rate in 2011 is primarily related to an increase in tax benefits without a corresponding relative increase in earnings and the favorable impact from finalization of prior year tax benefits.
Income Related to Discontinued Operations:
     As discussed in Note 15 of the Notes to the Consolidated Financial Statements, on February 1, 2011, Cooper entered into a settlement agreement that closed on April 5, 2011 related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The settlement terminates the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and creates a Settlement Trust. After the closing of the settlement in April 2011 the Company and its subsidiaries have no further obligations under the Mutual Guaranty Agreement. Under the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million ($250 million was paid at closing and the remainder is due in installments over four years, subject to certain adjustments). Cooper made the $250 million initial payment to the Settlement Trust on April 5, 2011. Other payments due under the settlement agreement total approximately $49.6 million, after certain reductions for indemnity and defense payments made by Cooper subsequent to the February 1, 2011 settlement agreement and prior to the closing on April 5, 2011. The remaining payments are due in installments at the anniversary of the closing over the next four years.
     As discussed in Note 15 of the Notes to the Consolidated Financial Statements, the Company had previously recorded an estimated accrual on an undiscounted basis for pending and future indemnity and defense costs under the Mutual Guaranty. In addition, the Company had recorded receivables for related insurance recoveries where insurance-in-place agreements, settlements or policy recoveries were considered probable. As a result of the settlement agreement, Cooper adjusted is previously recorded net liability for its obligations under the Mutual Guaranty agreement to the amounts payable under the settlement agreement and related unpaid legal expenses as of March 31, 2011 resulting in the recognition in the first quarter of 2011of an after tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense.
Liquidity and Capital Resources
Liquidity:
     Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $211.0 million during the nine months ended September 30, 2011 reflecting working capital investments to support revenue growth and global growth initiatives, including acquisitions. A $146.4 million increase in receivables and a $67.4 million increase in inventories were partially offset by a $2.8 million increase in accounts payable. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital) for the third quarter of 2011 was 5.8 turns as compared to 5.8 turns in the third quarter of 2010, exclusive of the Tools business contributed to Apex Tool Group in July 2010, reflecting efficient working capital utilization.
     As discussed above and in Note 15 of the Notes to Consolidated Financial Statements, Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul in 1998 were resolved on April 5, 2011 with the closing of a settlement agreement with Pneumo Abex LLC. The settlement agreement terminated the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and requires Cooper to make payments totaling $307.5 million, subject to certain reductions, to a settlement trust. Cooper used existing cash on hand to make the $250 million initial payment to the settlement trust at the closing of the settlement agreement in April 2011 with the remaining payments due in installments over four years.
     Cash provided by operating activities was $177.0 million during the nine months ended September 30, 2011, inclusive of the $250 million asbestos settlement trust payment discussed above. This cash, plus an additional $604.7 million of cash and cash equivalents and $54.8 million of cash received from stock option exercises, was primarily used to fund share purchases of $383.0 million, acquisitions of $250.1 million, dividends of $141.4 million and capital expenditures of $84.8 million.
     Cash provided by operating activities was $397.0 million during the nine months ended September 30, 2010. This cash, plus an additional $85.6 million of cash and cash equivalents and $34.5 million of cash received from stock option exercises, was primarily used to fund share purchases of $276.0 million, dividends of $132.7 million, capital expenditures of $57.9 million, acquisitions of $21.6 million and $34.9 million to place funds in an escrow account related to an acquisition that closed in the fourth quarter of 2010.
Capital Resources:
     Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. Cooper’s debt-to-total capitalization ratio was 29.3% at September 30, 2011, 30.8% at December 31, 2010 and 23.5% at September 30, 2010.
     At September 30, 2011 and December 31, 2010, Cooper had cash and cash equivalents of $430.6 million and $1.0 billion, respectively. Cooper had short-term debt of $6.2 million and $7.7 million at September 30, 2011 and December 31, 2010, respectively. Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities.
     On May 26, 2011, Cooper entered into a credit agreement that provides a $500 million five-year committed bank credit facility that replaced Cooper’s previous credit facility that was to mature in August 2012. The credit facility agreement is not subject to termination based on a decrease in Cooper’s debt ratings or a material adverse change clause. The only financial covenant in the agreement limits Cooper’s debt-to-total capitalization ratio to 60%. Cooper is in compliance with all covenants set forth in the credit facility agreement. At September 30, 2011, Cooper has $500 million available under this credit facility.
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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of September 30, 2011, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in its Annual Report on Form 10-K for the year ended December 31, 2010.
Backlog
     Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	September 30,
	2011	2010
	(in millions)
Energy & Safety Solutions	$531.3	$470.7
Electrical Products Group	201.4	210.3

	$732.7	$681.0

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Discontinued Operations Liability
     Information regarding the discontinued operations liability is incorporated by reference to Note 15 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.
Other Matters
     Information regarding other matters is incorporated by reference to Note 5 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
     The following table reflects activity related to equity securities purchased by Cooper during the three months ended September 30, 2011:
Purchases of Equity Securities

			Total Number of
			Shares Purchased as
			Part of Publicly	Maximum Number of Shares
	Total Number of	Average Price Paid	Announced Plans or	that May Yet Be Purchased
Period	Shares Purchased	per Share	Programs (1)	Under the Plans or Programs (1)
As of 6/30/11				11,083,462
7/01/11 — 7/31/11	—	$—	—	11,083,462
8/01/11 — 8/31/11	5,592,389	$48.49	5,592,389	5,491,073
9/01/11 — 9/30/11	1,550,000	$46.06	1,550,000	3,941,073	(2)

Total	7,142,389	$47.96	7,142,389

(1)	On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of 10 million shares of Cooper common stock. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2011, Cooper’s current estimate is that 3 million shares would be issued under equity compensation plans, which is reflected in the above table. On November 1, 2011, Cooper’s Board of Directors increased the share repurchase authorization by 10 million shares, which is not reflected in the above table.

(2)	During the nine months ended September 30, 2011, Cooper had repurchased the 3 million shares intended to offset the dilution from share issuances under equity compensation plans, as well as 4.8 million additional shares under the Board of Directors authorizations discussed above. Cooper may continue to repurchase shares under these authorizations from time to time during 2011. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.
Item 3. Defaults Upon Senior Securities
     Not applicable

Item 6. Exhibits
10.1	Amendment to Second Amended and Restated Rights Agreement dated as of September 2, 2011 between Cooper Industries plc and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Cooper’s Current Report on Form 8-K filed September 2, 2011).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2006 through 2010 and the Nine Months Ended September 30, 2011 and 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries plc
(Registrant)

Date: November 3, 2011	/s/ David A. Barta
David A. Barta, Senior Vice President and Chief Financial Officer

Date: November 3, 2011	/s/ Rick L. Johnson
Rick L. Johnson, Vice President, Controller and Chief Accounting Officer

Exhibit Index
Exhibit No.
10.1	Amendment to Second Amended and Restated Rights Agreement dated as of September 2, 2011 between Cooper Industries plc and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Cooper’s Current Report on Form 8-K filed September 2, 2011).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2006 through 2010 and the Nine Months ended September 30, 2011 and 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document