Form 10-K
period 2011-12-31
Cooper Industries plc
filed 2012-02-21
CIK 1141982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $9,811,043,674 based on the closing sale price as reported on the New York Stock Exchange.

Number of registrant’s common shares outstanding as of January 31, 2012 – 158,507,293 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Cooper Industries plc Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on April 23, 2012 (Part II – Item 5(a), Part III – Items 10, 11, 12, 13 and 14)

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

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements. Forward-looking statements include, but are not limited to, any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures. Important factors which may affect the actual results include, but are not limited to, political developments, market and economic conditions, changes in raw material, transportation and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost control and productivity improvement programs, the ability to develop and introduce new products, the magnitude of any disruptions from manufacturing rationalizations, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including currency exchange rate fluctuations, and changing legislation and regulations including changes in tax law, tax treaties or tax regulations.

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

GENERAL

Cooper Industries plc was incorporated under the laws of Ireland on June 4, 2009, and became the successor-registrant to Cooper Industries, Ltd. on September 9, 2009. Cooper Industries, Ltd. was incorporated under the laws of Bermuda on May 22, 2001, and became the successor registrant to Cooper Industries, Inc. on May 22, 2002.

Cooper operates in two business segments: Energy and Safety Solutions and Electrical Products Group. Cooper manufactures, markets and sells its products and provides services throughout the world. Cooper has manufacturing facilities in 23 countries and currently employs approximately 25,800 people. Operations in the United States are conducted by wholly-owned subsidiaries of Cooper, organized by the business segments. Activities outside the United States contribute significantly to the revenues and operating earnings of both business segments. These activities are conducted in major industrialized countries by wholly-owned subsidiaries and jointly-owned companies, the management of which is primarily structured through Cooper’s business segments. As a result of operations outside the United States, sales and distribution networks are maintained throughout most of the industrialized world. In many countries in which Cooper operates, we believe that there are no substantial differences in the business risks associated with operations outside the United States compared with United States activities. However, Cooper is subject to certain political and economic uncertainties encountered in activities outside the United States, including trade barriers and restrictions on the exchange and fluctuations of currency. Cooper generates the most non-U.S. revenues in the United Kingdom, Germany, Canada, Mexico, France and the Asia Pacific region. Cooper has operations in India and China and has two majority-owned joint ventures with operations in China. Investments in emerging markets such as China, India, Brazil and The Middle East are subject to greater risks related to economic and political uncertainties as compared to most countries where Cooper has operations. Exhibit 21.0 contains a list of Cooper’s significant subsidiaries.

Financial information with respect to Cooper’s industry segments and geographic areas is contained in Note 13 of the Notes to Consolidated Financial Statements. A discussion of acquisitions and divestitures is included in Notes 2, 3 and 19 of the Notes to Consolidated Financial Statements. Cooper also maintains a 50% equity investment in Apex Tool Group, LLC, a joint venture with Danaher Corporation that was formed in July 2010. See Notes 3 and 6 of the Notes to Consolidated Financial Statements.

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

Cooper’s research and development activities are for purposes of improving existing products and services and originating new products. During 2011 approximately $166.5 million was spent for research and development activities as compared with approximately $149.7 million in 2010 and $141.1 million in 2009. Cooper obtains and holds patents on products and designs in the United States and many other countries where operations are conducted or products are sold. Although in the aggregate Cooper’s patents are important in the operation of its businesses, the loss by expiration or otherwise of any one patent or license or group of patents or licenses would not materially affect its business.

Cooper does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2012. Cooper has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Orders and decrees consented to by Cooper, or currently under negotiation with state regulatory agencies, have contained agreed-upon timetables for fulfilling reporting or remediation obligations or maintaining specified air and water discharge levels in connection with permits for the operations of various plants. Cooper believes it is in compliance with the orders and decrees, and such compliance is not material to the business or financial condition of Cooper. For additional information concerning Cooper’s accruals for environmental liabilities, see Note 8 of the Notes to Consolidated Financial Statements.

Approximately 61 percent of the United States hourly production work force of Cooper is employed in 35 manufacturing facilities, distribution centers and warehouses not covered by labor agreements. Numerous agreements covering approximately 39 percent of all hourly production employees exist with 14 bargaining units at 15 operations in the United States. We also have agreements with various unions at 18 operations in other countries. During 2011 new agreements were concluded covering hourly production employees at 7 operations. Cooper considers its employee relations to be excellent.

Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Substantially the entire sales backlog at December 31, 2011 is for delivery in 2012. Sales backlog by segment was as follows:

	December 31,
	2011	2010
	(in millions)
Energy & Safety Solutions	$502.5	$448.3
Electrical Products Group	212.7	194.3

	$715.2	$642.6

The following describes the business conducted by each of Cooper’s business segments and additional information for the products, markets and distribution methods of each segment. Information concerning market conditions, as well as information concerning revenues and operating earnings for each segment, is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The principal raw material requirements include: steel, copper, aluminum, aluminum ingots, brass, tin, silver, lead, plastics, electronic components and insulating materials including transformer oil. These raw materials are available from and supplied by numerous sources located in the United States and other countries, although there are limited sources of supply for electrical core steel and transformer oil that Cooper uses in electrical power transmission and distribution products.

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

Major Products and Brands

ACE explosion proof variable frequency drives	Kearney connectors, switches, fuses and cutouts
Ark•Gard explosion proof plugs and receptacles	Kyle distribution switchgear
Arktite and eXLink plugs and receptacles	Luminox emergency lighting
Axent architectural lighting	MagneX interrupting devices
Blessing emergency lighting systems	MEDC signals and alarms
Cannon Technologies automated distribution solutions	M-Force switches
Capri cable accessories and flexible conduits	MTL hazardous area electronic and instrumentation protection devices
CEAG emergency lighting systems and explosion protected electrical materials	MTL Surge Technologies surge protection equipment
Cleer 600A load disconnect	Myers electrical hubs
Champ and Hazard-Gard LED, HID and fluorescent lighting	Nortem electrical construction materials
Chico conduit sealing compound	NOVA reclosers, sectionalizers and switches
Condulet fittings and outlet bodies	Pauluhn harsh environment lighting fixtures and wiring devices
Crompton lighting fixtures	PowerGrip bracketed outlet boxes
Crouse-Hinds Airport Lighting aviation lighting products	PowerPlus panel boards
Crouse-Hinds and CEAG hazardous location electrical construction materials	PRE-formance prefabricated construction systems
Crouse-Hinds Commercial Products electrical construction materials	Pretronica and Univel emergency lighting and power systems
CSA security systems and fire detection systems	ProView software
Cybectec substation integration and automation solutions	Quick-Drive tap changer
CYME International Power Engineering Software	Raxton and Redapt hazardous environment connectors
Domex Bond coated conduit system (total protection against corrosion)	RSAN personal and regional alerting, texting, e-mailing and automated dialing notification systems
Domex Ground electrical grounding systems	SAFEPATH voice evacuation systems and accessories
Envirotemp FR3 fire resistant, dielectric fluid	Scantronic and Menvier security systems
Envirotran liquid filled transformers	SMP gateway
Evolution surge arrester	Space-Saver conduit fittings
Exactra panel boards	Stabex explosion protected torch
EX-Cell and industrial enclosures	UltraSIL surge arresters
Flex Station control stations	VaporGard LED and incandescent lighting fixtures
Fulleon and Nugelec fire detection systems and notification sounder systems	VariSTAR surge arresters
Gitiesse integrated multimedia communication systems	WAVES mass notification systems and accessories
Hernis hazardous environment closed-circuit tv systems	Wheelock fire and security notification appliances, devices and signals
lluram hazardous location electrical construction materials	Yuhua closed circuit tv cameras
JSB and Menvier emergency lighting and fire detection systems	Yukon software platform

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

The principal raw material requirements include: steel, copper, aluminum, aluminum ingots, brass, tin, silver, lead, plastics, electronic components and insulating materials. These raw materials are available from and supplied by numerous sources located in the United States and other countries.

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

Major Products and Brands

Abbott power conversion products for military applications	Magnum power distribution blocks and power terminal blocks
ALC energy management lighting controls	Martek Power power conversion
Ametrix architectural asymmetric lighting	McGraw-Edison outdoor architectural area/site, garage and floodlighting
Antares dimming lighting controls	MediaSync multi-media wiring systems
Arista solar rooftop mounting system	Metalux commercial and industrial fluorescent lighting
Arrow Hart commercial and industrial wiring devices and power connection products	Mini-Line miniature over-molded connectors-cord sets
ArrowLink modular wiring devices	MWS modular wiring systems
Aspire decorative wiring devices	Neo-Ray architectural indirect/direct linear, recessed and surface lighting
Aspire RF radio frequency controls, switches and receptacles	OMNEX wireless signal technology and products
AtLite commercial, exit and emergency lighting	Optima fuse holder
AutoGrip commercial-grade plugs and connectors	Perf-O Grip plank metal grating
B-Line support systems, enclosures, fasteners	PolySurg polymer-based ESD suppression devices for the electronics industry
Burton undersea connectors	Portfolio architectural commercial recessed downlighting
Bussmann and Buss electrical and electronic fuses, fuse holders, surge protection and accessories	Posi-Lok electrical connector panel units
Buzznut labor saving fasteners	PowerStor supercapacitors for the electronics industry
Cam-Lok electrical power connectors	Powertron power supplies for rail applications
Cent-R-Rail cable tray system	Premier electrical enclosures
Coiltronics inductors and transformers for the electronics industry	Quick Grip OEM plugs and connectors

Cooper Interconnect specialty connectors and cables	Quik-Loc high amperage mining connectors
Cooper Wiring Devices residential, commercial and industrial wiring devices and power connection products	Quik-Spec electrical gear
CORE Controls dimmers, occupancy sensors, RF and integrated control systems	Rapid Ring Self Adjusting Pre-Fab Ring
CoreLite indirect/direct linear & recessed lighting	RCM + rack cable management systems
CUBEFuse fuse and fuse holder system	Redi-Rail cable tray system
Delta[3] electronic cabinets	Redspot electrical fuses and fuse holders
Dura-Blok rooftop supports	REPEL protected switches and wallplates
Dura-Cooper and Dura-Green epoxy coatings	RhinoBox temporary power center
Edison electrical and electronic fuses, fuse holders and accessories	Roughneck high amperage oil and gas connectivity
Electro Oceaneering waterproof connectors	Royer commercial and industrial wiring devices & power connection products
Enviroshield electrical enclosures and wireway	RSA architectural multi-lamp, recessed, track and linear lighting
F.A.S.T. underfloor cable tray system	Ruff-IN prefabricated mounting and support systems
Fail-Safe confinement, vandal-resistant, clean room and medical lighting	Safety Grip industrial-grade plugs and connectors
Flextray wire mesh cable tray	SAFETYBasics electrical safety training
Fusetron, Limitron, Low-Peak and Xl’an electrical fuses	Sedna decorative switches and receptacles
G&H Technology specialty connectors	Safeclip electrical fuses and fuse holders
General Connectors military connectors	Sefelec test and measurement equipment
Grate-Lock interlocking grating system	Semelec calibration and repair services
Greengate energy management lighting controls	Shaper indoor and outdoor architectural decorative lighting
Grip-Strut safety grating	ShockSentry circuit protection devices
Halo recessed downlighting, track and surface lighting	Siena decorative wiring devices
Hart-Lock and Power-Lock locking devices	Snap’n Shield insulated pipe supports
iLight architectural lighting controls (International)	SOFTPower industrial power connectivity
iLumin architectural lighting controls (North America)	Streetworks outdoor area/roadway lighting
InVision overcurrent protective device monitoring system for industry	Sure-Lites exit and emergency lighting
Invue outdoor architectural area /site, decorative and floodlighting	SurePower power management and wireless control products for the transportation industry
io architectural LED lighting	SurgeBloc electrical protection receptacles and surge suppressors
Iris architectural residential recessed downlighting	Synor cable tester
Kwik Clip pipe and conduit supports	TOLBRACE Software Tools
Kwik-Wire cable support systems	TOLCO Seismic Bracing
Laser Drive power supplies for laser and lighting applications	Traction Tread perforated panel safety grating
Limberoller conveyor idlers	V-Line electronic cabinets
Lumark indoor and outdoor industrial, area /site, security and floodlighting	WeatherBox while-in-use outdoor boxes and covers
Lumière architectural landscape lighting	X-Switch NSF certified motor control switch
LynxPower industrial connectivity	Zero 88 theatrical lighting controls

Tools Joint Venture

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

Our major requirements for raw materials include steel, copper, aluminum, electronic components and plastics and, to a lesser degree brass, tin, silver, lead, fiberglass and insulating materials including transformer oil. We have multiple sources of supply for each of our major requirements, although there are limited sources of supply for electrical core steel and transformer oil that Cooper uses in electrical power transmission and distribution products. Significant shortages could disrupt the supply of raw materials or price increases could affect prices we charge our customers, our product costs, and the competitive position of our products and services, which could adversely affect our results of operations.

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

We Have Liability Exposure for Asbestos-Related Claims.

We have owned businesses that previously produced and sold products that contained asbestos. We, therefore, have potential liability arising from individuals claiming illnesses from exposure to asbestos. Insurance policies satisfy portions of the claim settlements and related legal costs. Historically, by far the largest portion of our potential liability arose from a Mutual Guaranty Agreement dated as of December 30, 1994 (the “Mutual Guaranty”), pursuant to which a subsidiary of Cooper guaranteed certain indemnification obligations to Pneumo-Abex in connection with certain asbestos-related personal injury claims. Certain subsidiaries of Cooper entered into a settlement agreement on February 1, 2011 with Pneumo-Abex and its affiliates resolving litigation with respect to the parties’ respective rights and obligations arising under the Mutual Guaranty, among other things. Under the terms of the settlement agreement, which was approved by New York State Supreme Court, Commercial Division on April 5, 2011, a subsidiary of Cooper funded in part a settlement trust and Cooper’s obligations under the Mutual Guaranty were terminated. Since April 5, 2011, the settlement trust has been resolving asbestos-related claims which formerly were indemnified by a subsidiary of the Company pursuant to the Mutual Guaranty. Further information regarding Cooper’s asbestos settlement is discussed under Item 3 – Legal Proceedings.

The amounts recorded by Cooper for its remaining asbestos liability and related insurance receivables rely on various assumptions. The key assumptions include the number and type of new claims filed each year, the average indemnity and defense costs of resolving claims, the number of years these assumptions are projected into the future, and the resolution of ongoing negotiations of additional settlement or coverage-in-place agreements with insurance carriers. Other factors that may affect Cooper’s liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Cooper reviews these assumptions on a periodic basis to determine whether any adjustments are required to the estimates of its recorded asbestos liability and related insurance receivables.

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

The U.S. Federal Government and certain states and municipalities have enacted legislation intended to deny federal funding and government contracts to U.S. companies that reincorporate outside the U.S. For instance, the Financial Services and General Government Appropriations Act for fiscal year 2010 signed into law in December 2009 includes a provision that prohibits government contracts with U.S. companies that have reincorporated outside the United States and this provision has remained in subsequent appropriations legislation including the Financial Services and General Government Appropriations Act for fiscal year 2012. We cannot provide any assurance that the impact on us of any adopted or proposed legislation in this area will not be materially adverse to our operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On December 31, 2011, the plants and other facilities used by Cooper throughout the world contained an aggregate of approximately 17.0 million square feet of space, of which approximately 78 percent was owned and 22 percent was leased. The tables below show the number of employees, square footage of facilities owned and leased and location of manufacturing facilities for each industry segment.

	Energy and Safety Solutions	Electrical Products Group	Other	Total
Number of Employees	11,339	13,885	562	25,786

Number and Nature of Facilities[1]
Manufacturing	62	61	—	123
Warehouse	10	12	—	22
Sales	62	23	—	85
Other	7	3	3	13

Square Footage of Plants and Facilities (in millions)
Owned	6.8	6.4	—	13.2
Leased	1.3	2.4	0.1	3.8

[1]	Multi-purpose facilities at a single location are listed under each applicable nature of use

Manufacturing Plant Locations[2]	Energy and Safety Solutions	Electrical Products Group	Total
United States	20	31	51
United Kingdom	10	5	15
Mexico	3	8	11
China	5	4	9
Europe (other than UK, France & Germany)	8	1	9
France	2	5	7
Germany	4	1	5
South America	3	1	4
India	2	1	3
Australia	1	1	2
Canada	1	1	2
Korea	1	—	1
Republic of China	1	—	1
Saudi Arabia	—	1	1
Singapore	1	—	1
Tunisia	—	1	1

	62	61	123

[2]	Some facilities are shared by operations in each segment.

ITEM 3.	LEGAL PROCEEDINGS

Discontinued Operations Liability

Information regarding the discontinued operations liability is incorporated by reference to Note 19 of the Notes to Consolidated Financial Statements included in Part II of this Form 10-K.

Other Matters

Information regarding other matters is incorporated by reference to Note 9 of the Notes to Consolidated Financial Statements included in Part II of this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cooper Industries plc, which was incorporated under the laws of Ireland on June 4, 2009, became the successor-registrant to Cooper Industries, Ltd. on September 9, 2009. Cooper common shares (symbol – CBE) are listed on the New York Stock Exchange. Options for Cooper common shares are listed on the NYSE Alternext U.S. exchange.

As of January 31, 2012 there were 13,656 record holders of Cooper common shares.

The high and low quarterly sales prices for the past two years of Cooper common shares as reported by Dow Jones & Company, Inc., are as follows:

	$0000000000	$0000000000	$0000000000	$0000000000	$0000000000
	Quarter
		1	2	3	4
2011	High	$65.95	$70.00	$62.82	$56.85
	Low	57.57	57.52	41.15	43.52

2010	High	$48.00	$51.74	$49.28	$59.65
	Low	41.16	43.91	41.01	47.97

Cash dividends declared on Cooper Industries, Ltd’s Class A and Class B common shares were $.25 a share per quarter ($1.00 on an annualized basis) during 2009 (through the dividend declared on August 3, 2009). Based on Cooper Industries, Ltd’s capital structure in 2009, all of the dividend distributions paid by it in 2009 were treated as a return of capital to its shareholders. For the dividends payable in 2009 (through the dividend payable October 1, 2009), Cooper’s subsidiaries that held Class A and Class B shares of Cooper Industries, Ltd. received dividends on such shares.

Cash dividends of $.25 a share were declared on Cooper Industries plc’s common shares on November 3, 2009 that were paid on January 4, 2010. Cash dividends declared on Cooper Industries plc’s common shares were $.27 a share per quarter ($1.08 on an annualized basis) during 2010 and $.29 a share per quarter ($1.16 on an annualized basis) during 2011. Based on Cooper Industries plc’s capital structure in 2010 and 2011, all of the dividend distributions paid by it in 2010 and 2011 were treated as dividend income to its shareholders. On February 14, 2012, Cooper’s Board of Directors declared a dividend of $ .31 per share increasing the annual dividend rate of Cooper’s common stock to $1.24 per share. For dividends payable in 2012, Cooper currently anticipates that based on its capital structure all or a substantial portion of its dividend distributions will be treated as dividend income to its shareholders.

Irish Taxes Applicable to Dividends

In certain circumstances, Cooper will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to its shareholders. In the majority of cases, however, shareholders resident in the U.S. will not be subject to Irish withholding tax. Dividends paid to U.S. residents will not be subject to dividend withholding tax provided that:

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

The following table reflects activity related to equity securities purchased by Cooper during the three months ended December 31, 2011:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
As of 9/30/11				3,941,073
10/01/11 – 10/31/11	206,326	$46.14	206,326	3,734,747
11/01/11 – 11/30/11	55,352	$53.45	55,352	13,679,395
12/01/11 – 12/31/11	—	—	—	13,679,395

Total	261,678	$47.69	261,678

(1)

On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper common stock and increased the share repurchase authorization by ten million shares on November 1, 2011. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2012 Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans, which is not reflected in the above table. Cooper may continue to repurchase shares under these authorizations from time to time during 2012. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.

Further information required by this Item is set forth under the caption “Equity Compensation Plan Information” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2012 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for Cooper for each of the five years in the period ended December 31, 2011. The selected historical financial information shown below has been derived from Cooper’s audited consolidated financial statements. This information should be read in conjunction with Cooper’s consolidated financial statements and notes thereto.

	Years Ending December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
INCOME STATEMENT DATA:
Revenues	$5,409.4	$5,065.9	$5,069.6	$6,521.3	$5,903.1

Income from continuing operations	$637.3	$443.8	$413.6	$615.6	$692.3
Income related to discontinued operations, net of income taxes	190.3	—	25.5	16.6	—

Net income	$827.6	$443.8	$439.1	$632.2	$692.3

INCOME PER COMMON SHARE DATA:
Basic -
Income from continuing operations	$3.91	$2.67	$2.47	$3.54	$3.80
Income from discontinued operations	1.17	—	.15	.10	—

Net income	$5.08	$2.67	$2.62	$3.64	$3.80

Diluted -
Income from continuing operations	$3.87	$2.64	$2.46	$3.51	$3.73
Income from discontinued operations	1.15	—	.15	.09	—

Net income	$5.02	$2.64	$2.61	$3.60	$3.73

BALANCE SHEET DATA (at December 31):
Total assets	$6,447.6	$6,668.6	$5,984.4	$6,164.9	$6,133.5
Long-term debt, excluding current maturities	1,096.2	1,420.4	922.7	932.5	909.9
Shareholders’ equity	3,536.0	3,206.1	2,963.3	2,607.4	2,841.9
CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.16	$1.08	$1.00	$1.00	$.84

In October 1998 Cooper sold its Automotive Products segment for $1.9 billion in proceeds. Subsequent to Federal-Mogul’s Chapter 11 bankruptcy petition in October 2001, Cooper has recognized income from discontinued operations for changes in potential liabilities related to the Automotive Products segment sale and the Federal-Mogul bankruptcy. Cooper recognized discontinued operations income of $16.6 million, which is net of a $9.4 million income tax expense, in 2008 and $25.5 million, which is net of a $16.2 million income tax expense, in 2009 related to the ongoing resolution. Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul in 1998 were resolved on April 5, 2011 with the closing of a settlement agreement with Pneumo Abex LLC. In connection with the settlement, Cooper recognized discontinued operations income of $190.3 million, which is net of a $105.6 million income tax expense, in 2011. See Note 19 of the Notes to Consolidated Financial Statements.

In July 2010 Cooper completed a Joint Venture, named Apex Tool Group, LLC, by combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment. Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July 2010 Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment. Beginning in the third quarter of 2010 Cooper recognizes its proportionate share of the Joint Venture’s operating results using the equity method. Recording the joint venture investment in 2010 at its fair value of $480 million resulted in a pretax loss of $134.5 million related to the transaction that Cooper recognized in the second quarter of 2010. See Notes 3 & 6 of the Notes to Consolidated Financial Statements.

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

Results of Operations

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Revenues
Energy and Safety Solutions	$2,926.5	$2,516.7	$2,416.6
Electrical Products Group	2,482.9	2,238.0	2,095.3

Total Electrical Segments	5,409.4	4,754.7	4,511.9
Tools	—	311.2	557.7

Total Revenues	$5,409.4	$5,065.9	$5,069.6

See the geographic information included in Note 13 of the Notes to Consolidated Financial Statements for a summary of revenues by country.

2011 vs. 2010 Revenues Revenues for 2011 increased 6.8% compared to 2010. Excluding the impact of the revenues from the now deconsolidated Tools segment, comparable revenues increased 13.8% in 2011 compared to 2010. Core revenues for the combined Electrical segments in 2011 were 9.9% higher than the prior year with acquisitions increasing revenues by 2.8% and currency translation increasing reported revenues by 1.1%.

Energy & Safety Solutions segment revenues for 2011, which represent approximately 54% of the total revenues generated, increased 16.3% compared to 2010. Currency translation increased reported revenues by 1.6% while the impact of acquisitions increased the segment revenues by 2.9%. All of the businesses in the Energy & Safety Solutions segment reported increased revenues for 2011 as the utility and industrial markets saw strong double digit growth coupled with international developing market revenues increasing over 20%.

Electrical Products Group segment revenues for 2011, which represent approximately 46% of the total revenues generated, increased 10.9% compared to 2010. Core revenues in 2011 were 7.7% higher than 2010 with currency translation increasing reported revenues by 0.5% and acquisitions adding 2.7% to reported revenues for 2011. All businesses in the Electrical Products Group segment reported increased revenues for 2011 driven by stronger industrial and electronic markets with particular strength and new products developed for energy efficient applications adding to the growth, partially offset by continued weakness in commercial markets.

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

Energy & Safety Solutions segment revenues for 2010, which represented approximately 50% of the total revenues generated, increased 4.1% compared to 2009. Currency translation decreased reported revenues by 0.5% while the impact of acquisitions increased the segment revenues by 1.2%. All of the businesses in the Energy & Safety Solutions segment reported increased revenues for 2010 as the end markets for the segment showed improvement in the second half of the year, with international developing markets leading the recovery.

Electrical Products Group segment revenues for 2010, which represented approximately 44% of the total revenues generated, increased 6.8% compared to 2009. Core revenues in 2010 were 6.3% higher than 2009 with currency translation increasing reported revenues by 0.5%. Three of the four businesses in the Electrical Products Group segment reported increased revenues for 2010 while the other business had an overall decline of less than 2%. Despite weakness in commercial markets through most of the year, the revenue growth was driven by stronger industrial and electronic markets with particular strength through international channels.

Tools segment revenues for 2010, which represented about 6% of total revenues, decreased as a result of the July 6, 2010 formation of the Apex Tool Group, LLC joint venture. Prior to the deconsolidation of the segment at the beginning of the third quarter of 2010, revenues from recovering demand in the North American and Western European industrial markets increased Tools segment revenues 17.4% in the first half of 2010 compared to the same period in 2009, including a 4.3% increase from currency translation.

	$00000000	$00000000	$00000000
	Year Ended December 31,
	2011	2010	2009
	(in millions, except per share data)
Operating Results
Energy and Safety Solutions	$494.3	$424.7	$374.9
Electrical Products Group	353.7	330.7	263.3

Total Electrical segments	848.0	755.4	638.2
Tools	—	33.1	18.5

Total segment operating earnings	848.0	788.5	656.7
General corporate expense	90.4	89.3	82.7
Equity in income of Apex Tool Group, LLC	66.8	22.8	—
Loss related to contribution of net assets to Apex Tool Group	—	134.5	—
Restructuring and other	4.0	8.0	29.9

Operating earnings	820.4	579.5	544.1
Interest expense, net	63.2	49.4	61.4

Income from continuing operations before income taxes	757.2	530.1	482.7
Income tax expense	119.9	86.3	69.1

Income from continuing operations	637.3	443.8	413.6
Income from discontinued operations, net of income taxes	190.3	—	25.5

Net income	$827.6	$443.8	$439.1

Diluted earnings per share:
Income from continuing operations	$3.87	$2.64	$2.46
Income from discontinued operations	1.15	—	.15

Net income	$5.02	$2.64	$2.61

Cooper measures the performance of its businesses exclusive of restructuring, asset impairment and financing expenses. All costs directly attributable to operating businesses are included in segment operating earnings. Corporate overhead costs, including costs of traditional headquarters activities, such as treasury, are not allocated to the businesses. See Note 13 of the Notes to Consolidated Financial Statements.

2011 vs. 2010 Segment Operating Earnings Segment operating earnings were $848.0 million in 2011, an increase of 8% compared to $788.5 million in 2010. Excluding the impact of the operating earnings from the now deconsolidated Tools segment, comparable operating earnings increased 12% in 2011 compared to 2010 on comparable revenue growth of 13.8%.

Energy & Safety Solutions segment 2011 operating earnings increased 16% to $494.3 million from $424.7 million in 2010 on comparable revenue growth of 16.3%. Return on revenues was 16.9% for both 2011 and 2010. The favorable impact on margins of higher production volumes for selected products and the positive impact of Cooper’s activities to improve overall cost productivity was substantially offset by investments made in resources to accelerate new product development and global growth opportunities.

Electrical Products Group segment 2011 operating earnings increased 7% to $353.7 million from $330.7 million for 2010 on revenue growth of 10.9%. Return on revenues was 14.2% for 2011 compared to 14.8% for 2010. The favorable leverage of fixed costs from improved demand from the recovery in selected global markets and the favorable impact of actions taken to adjust operating costs was more than offset by material price inflation not fully covered by pricing actions taken for selected product lines in 2011. In addition, investments made in resources to accelerate new product development and sales and marketing resources focused on driving improved global demand along with the acquisitions completed during the year also put downward pressure on the operating earnings as a percentage of revenues.

Equity income from the Apex Tool Group joint venture is included in operating earnings commencing in the third quarter of 2010. Reported equity income from Apex Tool Group was $66.8 million for 2011 compared to the $22.8 million earned in the second half of 2010. Prior to the deconsolidation of the Tools segment at the beginning of the third quarter in 2010, the Tools segment reported $33.1 million in operating earnings for the first six months of 2010. The combined increase in earnings for the year was due to the leverage on improved global demand for industrial products in the Tools segment and the impact of restructuring actions taken since the formation of the joint venture.

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

Restructuring and Other In the fourth quarter of 2011 Cooper recorded a non-cash write-down of $4.0 million related to an international product line held for sale in the Electrical Products Group segment. Cooper expects to complete the sale of the product line in 2012.

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

General Corporate Expense General Corporate expense increased $1.1 million during 2011 to $90.4 million compared to $89.3 million for 2010. The increase in General Corporate expense in 2011 is primarily related to normal wage inflation, higher environmental costs related to previously divested businesses, higher legal expenses and incremental costs associated with acquisitions, partially offset by cost actions taken to reduce overall General Corporate expense.

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

Interest Expense, Net Net interest expense for 2011 was $63.2 million, an increase of $13.8 million from 2010 primarily as a result of higher average debt balances, partially offset by a lower average interest rate on debt and higher interest income for 2011. Average debt balances were $1.42 billion and $965.8 million and average interest rates were 4.81% and 5.21% for 2011 and 2010, respectively. On December 7, 2010, Cooper issued $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Net interest expense for 2010 was $49.4 million, a decrease of $12.0 million from 2009 primarily as a result of lower average debt balances. Average debt balances were $965.8 million and $1.17 billion and average interest rates were 5.21% and 5.36% for 2010 and 2009, respectively.

Income Tax Expense The effective tax rate attributable to continuing operations was 15.8% for 2011, 16.3% for 2010 and 14.3% for 2009.

Income tax expense was reduced by $17.4 million, $5.6 million and $12.7 million during 2011, 2010 and 2009, respectively, for discrete tax items primarily related to statute expirations, tax settlements and other discrete items. In 2011 income tax expense for continuing operations was further reduced by $9.7 million for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. In 2010 income tax expense was also reduced by $40.8 million to recognize the discrete tax effects related to the contribution of net assets to the Tool joint venture. Excluding the discrete tax items noted above and the loss on the net asset contribution to the Apex Tool Group joint venture in 2010 Cooper’s effective tax rate for the years ended December 31, 2011, 2010 and 2009 was 19.4%, 20.0% and 17.0%, respectively.

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

As discussed in Note 19 of the Notes to Consolidated Financial Statements, on February 1, 2011, Cooper entered into a settlement agreement that closed on April 5, 2011 related to its asbestos liability regarding the Automotive Products segment. The settlement terminates the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and creates a Settlement Trust. After the closing of the settlement in April 2011 the Company and its subsidiaries have no further obligations under the Mutual Guaranty Agreement. Under the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million ($250 million was paid at closing and the remainder is due in installments over four years, subject to certain adjustments). Cooper made the $250 million initial payment to the Settlement Trust on April 5, 2011. Other payments due under the settlement agreement total approximately $49.6 million, after certain reductions for indemnity and defense payments made by Cooper subsequent to the February 1, 2011 settlement agreement and prior to the closing on April 5, 2011. The remaining payments are due in installments at the anniversary of the closing over the next four years.

As discussed in Note 19 of the Notes to Consolidated Financial Statements, Cooper had previously recorded an estimated accrual on an undiscounted basis for pending and future indemnity and defense costs under the Mutual Guaranty. In addition, Cooper had recorded receivables for related insurance recoveries where insurance-in-place agreements, settlements or policy recoveries were considered probable. As a result of the settlement agreement, Cooper adjusted is previously recorded net liability for its obligations under the Mutual Guaranty agreement to the amounts payable under the settlement agreement and related unpaid legal expenses as of March 31, 2011 resulting in the recognition in the first quarter of 2011 of an after tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense.

Diluted Earnings Per Share Diluted earnings per share from continuing operations was $3.87 in 2011, $2.64 in 2010 and $2.46 in 2009. Net income in 2010 was reduced by the non-cash after-tax charge of $93.7 million, or $.56 per share related to the formation of the Tools joint venture. The increase in earnings per share for 2011, exclusive of the loss on the formation of the Tools joint venture, primarily resulted from the increase in operating earnings driven by the growth in sales and the benefit of lower common shares outstanding partially offset by higher net interest expense. The increase in earnings per share for 2010 compared to 2009 primarily resulted from improved operating earnings driven by the favorable leverage of improving global market demand and improved cost structure reflecting the benefits from restructuring actions previously taken partially offset by the loss on the formation of the Tools joint venture in 2010.

	Year Ended December 31,
	2011	2010	2009
Percentage of Revenues
Cost of Sales:
Energy and Safety Solutions	66.8%	66.8%	67.8%
Electrical Products Group	66.7%	66.4%	68.5%
Tools	—	69.0%	74.1%

Selling and Administrative:
Energy and Safety Solutions	16.3%	16.3%	16.7%
Electrical Products Group	19.0%	18.8%	18.9%
Tools	—	20.4%	22.6%

2011 vs 2010 Percentage of Revenues Energy & Safety Solutions segment cost of sales, as a percentage of revenues, was 66.8% for both 2011 and 2010. Cost of sales as a percentage of revenue was essentially unchanged as the favorable impact of the higher absorption of production costs from the improved global demand coupled with productivity improvements were substantially offset by planned investments in additional research and development for new products and incremental costs associated with the consolidation of facilities to improve the overall manufacturing cost structure. Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.7% for 2011 compared to 66.4% for 2010. The increase in 2011 cost of sales, as a percentage of revenue, resulted from increased investment in new product development and higher than average cost of sales as a percentage of revenue for newly acquired business coupled with the segment’s inability to fully offset material price inflation with pricing actions for selected product lines. These items were partially offset by on-going productivity improvements targeted to reduce the segment’s cost structure and the higher absorption of production costs from the improved global demand.

Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues, were 16.3% for both 2011 and 2010. Selling and administrative expense as a percentage of revenue was effectively flat for the segment primarily as a result of the favorable impact by leverage from increased revenues being offset by investments made in global infrastructure to enhance future growth opportunities and the higher than average selling and administrative expense as a percentage of revenues for newly acquired businesses. Electrical Products Group segment selling and administrative expenses, as a percentage of revenues, were 19.0% for 2011 compared to 18.8% for 2010. The increase in selling and administrative expense as a percentage of revenues was the result of investments in global infrastructure to support future global growth opportunities and the higher than average selling and administrative expense as a percentage of revenues for newly acquired businesses partially offset by the favorable impact by leverage from increased revenues.

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

Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues, were 16.3% for 2010 compared to 16.7% for 2009. The decrease in selling and administrative expense as a percentage of revenue was primarily the result of favorable impact by leverage from increased revenues. Electrical Products Group segment selling and administrative expenses, as a percentage of revenues, for 2010 was 18.8% compared to 18.9% for 2009. The decrease in selling and administrative expense as a percentage of revenues was favorably impacted by leverage from increased revenues; partially offset by investments in global infrastructure to support future global growth opportunities. Tools segment selling and administrative expenses as a percentage of revenues for 2010 was 20.4% compared to 22.6% for 2009, reflecting the favorable impact from improved revenues.

Cooper incurs certain costs that are not directly attributable to the operating segments that are reflected as General Corporate expenses. See the “General Corporate Expense” section above.

Earnings Outlook

The following sets forth Cooper’s general business outlook for 2012 based on current expectations.

Cooper expects revenues for the Energy and Safety Solutions segment in 2012 to be up 4 to 6% as the result of continued demand from global industrial markets and utility markets partially offset by flat demand expected for products serving the commercial construction markets. The revenues for the Electrical Products Group in 2012 are expected to be up in a range of 5 to 7% on continued global industrial and electronic component demand which is expected to be partially offset by flat demand for products serving the commercial construction markets. Operating earnings are expected to improve from continued focus on productivity improvements and the favorable leverage of fixed costs from the higher global market demands. Cooper is expecting diluted continuing earnings per share to be in the range of $4.15 to $4.35.

Pricing and Volume

In each of Cooper’s segments, the nature of many of the products sold is such that an accurate determination of the changes in unit volume of sales is neither practical nor, in some cases, meaningful. Each segment produces a family of products, within which there exist considerable variations in size, configuration and other characteristics.

Unit volumes in all segments increased during 2011 with the improvement in global demand favorably impacting all of Cooper’s businesses. Unit volumes increased in 2010 compared to 2009 levels with the end of the global recession improving global demand favorably impacting all of Cooper’s businesses.

During the first half of 2011 Cooper was unable to fully offset inflationary costs for commodities by available market price increases primarily in certain product lines with heavy material content. During the second half of 2011 Cooper began to recover pricing in relation to material costs for those selected product lines and ended 2011 with pricing slightly below overall material inflation. During the first half of 2010 Cooper experienced favorable customer pricing from actions taken during the period. During the second half of 2010 Cooper was unable to fully offset inflationary costs for commodities by available market price increases primarily in certain product lines with heavy material content.

During the first half of 2009 Cooper recognized favorable year-over-year customer pricing impacts from actions taken during 2008. The second half of 2009 saw a decline in customer pricing as commodity prices weakened from their 2008 elevated levels. During 2009 Cooper was able to maintain a positive benefit from the difference between price realization and material inflation/deflation. Cooper has aggressively acted to control and reduce costs during the three-year period through strategic sourcing, manufacturing improvement and rationalization efforts in order to improve profitability in the segments.

Effect of Inflation

With the continued improvement in global economies during 2011, the pricing of commodities used in the manufacture of certain products escalated. During the first half of 2011 Cooper was unable to fully offset the inflationary costs for commodities by available market price increases in selected product lines with heavy material content. The impact of these inflationary pressures was partially offset through productivity improvements. During the second half of 2011 Cooper overall realized price increases slightly above material purchase cost increases.

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

Cooper’s operating working capital increased $70.3 million during 2011 reflecting growth from acquisitions and working capital investments to support revenue growth and global growth initiatives. A $82.9 million increase in accounts receivable and a $27.4 million increase in inventories were partially offset by a $40.0 million increase in accounts payable. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital) in the fourth quarter of 2011 was 6.0 turns compared to 6.1 turns for the same period of 2010, reflecting efficient utilization of operating working capital.

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

Cash Flows

As discussed above and in Note 19 of the Notes to Consolidated Financial Statements, Cooper’s contingent liabilities related to the Automotive Products sale to Federal-Mogul in 1998 were resolved on April 5, 2011 with the closing of a settlement agreement with Pneumo Abex LLC. The settlement agreement terminated the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and requires Cooper to make payments totaling $307.5 million, subject to certain reductions, to a settlement trust. Cooper used existing cash on hand to make the $250 million initial payment to the settlement trust at the closing of the settlement agreement in April 2011 with the remaining payments due in installments over four years.

Net cash provided by operating activities was $561.3 million during 2011, inclusive of the $250 million asbestos settlement payment discussed above. This cash, plus an additional $358.7 million of cash and cash equivalents and $70.7 million of cash received from stock option exercises, was primarily used to fund total share purchases of $395.5 million, acquisitions of $304.7 million, dividends of $187.7 million and capital expenditures of $125.0 million.

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

Net cash provided by operating activities was $751.9 million during 2009. Cash provided by operating activities in 2009 is net of a $90 million payment related to a German tax dispute (see Note 16 of the Notes to Consolidated Financial Statements for further information) and a $25 million voluntary contribution to the U.S. defined benefit pension plan. The cash from operating activities, plus $22.9 million from redemption of short-term investments and $20.1 million of cash received from stock option exercises was primarily used to fund debt repayments of $299.6 million, dividends of $167.4 million, capital expenditures of $126.7 million, acquisitions of $61.4 million, and share purchases of $38.5 million. On November 2, 2009, Cooper repaid the $275 million 5.5% senior unsecured notes at maturity with existing cash.

Debt

At December 31, 2011 and 2010, Cooper had cash and cash equivalents of $676.6 million and $1.0 billion, respectively. At December 31, 2011 and 2010, Cooper had short-term debt of $6.4 million and $7.7 million, respectively. Cooper had no commercial paper outstanding at December 31, 2011 or 2010. Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities.

On May 26, 2011, Cooper entered into a credit agreement that provides a $500 million five-year committed bank credit facility that replaced Cooper’s previous credit facility that was to mature in August 2012. The credit facility agreement is not subject to termination based on a decrease in Cooper’s debt ratings or a material adverse change clause. The only financial covenant in the agreement limits Cooper’s debt-to-total capitalization ratio to 60%. Cooper is in compliance with all covenants set forth in the credit facility agreement. At December 31, 2011, Cooper has $500 million available under this credit facility.

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

On December 7, 2010, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Proceeds from the financing were initially invested in highly liquid investments and available for general corporate purposes. Combined with the debt issuance discount, underwriting commissions and interest rate hedges implemented in anticipation of the offering, the 2016 notes have an effective annual cost to Cooper of 2.56% and the 2020 notes have an effective annual cost to Cooper of 4.02%.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Cooper executes stand-by letters of credit, performance bonds and other guarantees in the normal course of business that ensure Cooper’s performance or payments to third parties. The aggregate notional value of these instruments was $118.0 million and $108.7 million at December 31, 2011 and 2010, respectively. Approximately eighty percent of these instruments have an expiration date within one year. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

The following table summarizes Cooper’s contractual obligations at December 31, 2011 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due
	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(in millions)
Contractual Obligations:
Long-Term Debt	$1,426.5	$325.0	$0.6	$550.0	$550.9
Short-Term Debt	6.4	6.4	—	—	—
Interest Payments on Long-Term Debt	298.0	67.2	100.6	73.1	57.1
Noncancellable Operating Leases	102.6	24.0	36.5	21.6	20.5
Purchase Obligations	278.5	277.2	1.3	—	—
Other Long-Term Liabilities (1), (2)	222.1	16.2	30.9	29.6	145.4

	$2,334.1	$716.0	$169.9	$674.3	$773.9

(1)

Includes unfunded other postretirement benefit obligations, unfunded defined benefit pension plan liabilities and environmental liabilities. Also includes liabilities for underfunded U.S. and non-U.S. defined benefit pension plans.

(2)

Due to uncertainty with respect to the timing of future cash flows associated with Cooper’s unrecognized tax benefits at December 31, 2011, Cooper is unable to make reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $8.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Capitalization

On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of ten million shares of common stock and increased the share repurchase authorization by ten million shares on November 1, 2011. As of December 31, 2011, 13,679,395 shares remain available to be repurchased under the authorizations by the Board of Directors. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2012 Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans. Cooper may continue to repurchase shares under these authorizations from time to time during 2012. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.

Cooper targets a 30% to 40% debt-to-total capitalization ratio. Excess cash flows are utilized to fund acquisitions or to purchase shares of Cooper common stock. At December 31, 2011, 2010 and 2009, Cooper’s debt-to-total capitalization ratio was 28.8%, 30.8% and 24.0%, respectively.

Cash dividends of $.25 a share were declared on Cooper Industries plc’s common shares on November 3, 2009 that were paid on January 4, 2010. Cash dividends declared on Cooper Industries plc’s common shares were $.27 a share per quarter ($1.08 on an annualized basis) during 2010 and $.29 a share per quarter ($1.16 on an annualized basis) during 2011.

Cooper’s Board of Directors declared annual cash dividends of $1.16, $1.08 and $1.00 per share for the years ending December 31, 2011, 2010 and 2009, respectively. On February 14, 2012, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.08 per share to $1.24 per share.

Capital Expenditures and Commitments

Capital expenditures on projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility, or expand production capacity were $125 million in 2011, $99 million in 2010 and $127 million in 2009. Capital expenditures are projected to be approximately $130 to $150 million in 2012. Projected expenditures for 2012 will focus on capacity expansions in key markets, development of new products and cost reduction programs.

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

The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2011 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates and weighted average interest rates in effect during the periods presented.

	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0
	2012	2013	2014	2015	2016	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$325.4	$0.4	$0.5	$300.2	$250.0	$550.0	$1426.5
Average interest-rate	4.8%	4.7%	4.7%	4.7%	4.3%	4.8%	4.8%

Cross-currency swaps:
Fixed to fixed:
Notional amount (1)	$325.0	$—	$—	$—	$—	$—	$325.0
Average pay-rate	3.5%	—	—	—	—	—	3.5%
Average receive-rate	5.2%	—	—	—	—	—	5.2%

(1)	Cooper entered into cross-currency swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to € 272.6 million with an annual interest rate of approximately 3.5%.

The table below provides information about Cooper’s derivative financial instruments and other financial instruments at December 31, 2010 that were sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows by expected maturity dates and weighted average interest rates in effect during the periods presented.

	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0	$325.0
	2011	2012	2013	2014	2015	Thereafter	Total
	($ in millions)
Long-term debt:

Fixed-rate (U.S. Dollar)	$0.6	$325.4	$0.4	$0.5	$300.2	$800.4	$1427.5
Average interest-rate	4.8%	4.8%	4.7%	4.7%	4.7%	4.7%	4.7%

Cross-currency swaps:
Fixed to fixed:
Notional amount (1)	$325.0	$325.0	$—	$—	$—	$—	$325.0
Average pay-rate	3.5%	3.5%	—	—	—	—	3.5%
Average receive-rate	5.2%	5.2%	—	—	—	—	5.2%

(1)	Cooper entered into cross-currency swaps to effectively convert $325 million of 5.25% senior unsecured debt due in November 2012 to € 272.6 million with an annual interest rate of approximately 3.5%.

Changes in availability and fluctuations in commodity prices for raw materials such as steel, copper, aluminum and zinc affect Cooper’s earnings and cash flows. Cooper primarily manages this exposure through price changes; however, in periods of significant increases in commodity prices, the price increases in certain businesses, on occasion, lag the increased costs. Cooper also uses commodity swaps to reduce the volatility of price fluctuations on a portion of certain forecasted material purchases for copper, aluminum and zinc for periods up to eighteen months. At December 31, 2011, Cooper has commodity swaps with a notional amount of approximately $14 million, all of which mature in 2012. At December 31, 2010, Cooper had commodity swaps with a notional amount of approximately $14 million, all of which matured in 2011.

The table below provides information about Cooper’s currency forward exchange contracts to purchase currencies in excess of $10 million at December 31, 2011. The notional amount is used to calculate the contractual payments exchanged under the contracts. The notional amount represents the U.S. dollar equivalent.

Mature in 2012
(in millions, where applicable)
U.S. Dollar Functional Currency
Buy Euro / Sell U.S. Dollars
Notional amount	$364.6
Average contract rate	1.431

U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Great Britain Pounds
Notional amount	$353.4
Average contract rate	1.884

U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Euro
Notional amount	$146.0
Average contract rate	1.384

U.S. Dollar Functional Currency
Buy Great Britain Pounds / Sell U.S. Dollars
Notional amount	$140.2
Average contract rate	1.832

Canadian Dollar Functional Currency
Buy U.S. Dollars / Sell Canadian Dollars
Notional amount	$44.2
Average contract rate	1.023

U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Romanian Dollars
Notional amount	$11.3
Average contract rate	2.939

U.S. Dollar Functional Currency
Buy Mexican Pesos / Sell U.S. Dollars
Notional amount	$10.3
Average contract rate	13.280

U.S. Dollar Functional Currency
Buy U.S. Dollars / Sell Singapore Dollars
Notional amount	$10.1
Average contract rate	1.291

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

See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding the fair value of Cooper’s financial instruments.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Cooper believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts.

Cooper recognizes revenues when products are shipped, and accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required. The accrual for sales returns and other allowances reported net in receivables was $64.0 million and $59.1 million at December 31, 2011 and 2010, respectively.

Cooper provides certain customers incentives primarily consisting of volume discounts and other short-term discount and promotion programs. Cooper recognizes these incentives as a reduction in reported revenues at the time of the qualifying sale based on our estimate of the ultimate incentive amount to be earned using historical experience and known trends. If actual customer incentives differ from our estimates, adjustments to our accruals may be required. The accrual for customer incentives reported in accrued liabilities was $92.8 million and $77.0 million at December 31, 2011 and 2010, respectively.

Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, adjustments to our inventory allowances may be required. The allowance for excess and obsolete inventory was $65.8 million at December 31, 2011 and $57.8 million at December 31, 2010.

Pension assets and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, discount rates and estimated future employee earnings and demographics. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Differences between actuarial assumptions and estimates and actual experience are deferred in accumulated other comprehensive income in shareholders’ equity as actuarial net gains and losses. Actuarial net gains and losses in excess of a calculated minimum annual amount are amortized and recognized in net periodic pension cost over the average remaining service period of active employees.

Total net periodic pension benefit cost was $10.2 million in 2011, $16.6 million in 2010 and $26.1 million in 2009. The decrease in the net periodic pension cost in 2011 primarily resulted from lower interest costs and the favorable impact from lower amortization of actuarial losses deferred in accumulated other comprehensive income in shareholders’ equity as well as other actuarial changes. The decrease in the net periodic pension cost in 2010 resulted from a partial recovery in the fair value of the plan assets from the lower values related to the deterioration in the securities markets in 2008, contribution of certain pension plans to the Tools joint venture in July 2010 and other actuarial changes. The estimated net periodic pension benefit cost of $6.6 million for 2012 has been estimated assuming a discount rate of 4.0% and an expected return on plan assets of 8.25%. See Note 16 of the Notes to Consolidated Financial Statements.

The postretirement benefits other than pensions liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of postretirement benefits expense. Differences between assumptions and actual experience are deferred in accumulated other comprehensive income in shareholders’ equity as actuarial net gains and losses. Actuarial net gains and losses in excess of a minimum annual amount are amortized and recognized in net periodic postretirement benefit cost over the average remaining life expectancy of the participants. Net periodic postretirement benefit cost was ($1.6) million in 2011, $0.7 million in 2010 and ($0.4) million in 2009. Net periodic postretirement benefit cost is expected to be approximately ($4.1) million in 2012, assuming a discount rate of 4.0%. See Note 16 of the Notes to Consolidated Financial Statements.

Stock-based compensation expense is recorded for stock-option grants, performance-based and restricted stock awards based upon fair value. Compensation expense is recognized over the vesting period and considering expected achievement of performance goals for performance-based awards. If goal-level assumptions are not met, stock-based compensation expense is adjusted and previously recognized compensation expense would be reversed. The fair value of stock option awards is estimated at the grant date using the Black-Scholes-Merton option pricing model, which includes assumptions for volatility, expected term, risk-free interest rate and dividend yield. Expected volatility is based on implied volatilities from traded options on Cooper stock, historical volatility of Cooper stock and other factors. Historical data is used to estimate employee termination experience and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of performance-based and restricted stock awards granted is measured at the market price on the grant date with performance-based shares adjusted, if applicable, for the fair value of a total shareholder return modifier. Performance awards are typically arranged in levels, with increasing number of shares earned as higher levels of growth are achieved. For performance-based awards granted during 2009, performance goals were tied to achieving a net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio in 2009 with vesting occurring over a three-year period. For performance-based awards granted during 2010 and 2011, performance goals are tied to achieving defined performance metrics over a three-year performance period including cumulative compound growth in earnings per share, cumulative ratio of converting continuing income to free cash flow and a modifier to adjust the awards otherwise earned based on Cooper’s performance relative to its 15-company peer group as measured by total shareholder returns. The amount of the performance based award earned based on achievement of earnings per share and cash flow metrics is increased 10% if Cooper’s total shareholder return ranks in the top third of its peer group or decreased 10% if Cooper’s total shareholder return ranks in the bottom third of its peer group. Total stock-based compensation expense was $37.6 million in 2011, $32.0 million in 2010 and $26.3 million in 2009. See Note 14 of the Notes to Consolidated Financial Statements.

Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Cooper and third-party sites where Cooper was determined to be a potentially responsible party. Third party sites frequently involve multiple potentially responsible parties and Cooper’s potential liability is determined based on estimates of Cooper’s proportionate responsibility for the total cleanup. The amounts accrued for such sites are based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, Cooper’s estimate of its environmental liabilities may change. The liability for environmental remediation was $28.0 million at December 31, 2011 and $21.4 million at December 31, 2010. See Note 8 of the Notes to Consolidated Financial Statements.

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

Cooper is subject to income taxes in both the United States and numerous non-U.S. jurisdictions. Cooper is regularly under examination by various tax authorities. United States federal and state tax authorities and tax authorities in other countries have challenged the amount of taxes due for certain tax periods. Cooper evaluates the potential exposure associated with various filing positions and records a liability for tax contingencies. Although Cooper believes all tax positions are reasonable and properly reported in accordance with applicable tax laws and regulations in effect during the periods involved, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. The resolution of tax audits and litigation could have a material effect on Cooper’s consolidated cash flows in the period or periods for which that determination is finalized. In 2011, 2010 and 2009, income tax expense was reduced by $17.4 million, $5.6 million and $12.7 million, respectively, as a result of the expiration of statute of limitations, tax settlements and other discrete tax items. See Note 15 of the Notes to Consolidated Financial Statements.

In 1993 Cooper completed an initial public offering of the stock of Belden, formerly a division of Cooper. Under the agreement, Belden and Cooper made an election that increased the tax basis of certain Belden assets. Belden is required to pay Cooper ninety percent of the amount by which Belden has actually reduced tax payments that would otherwise have been payable if the increase in the tax basis of assets had not occurred, as realized principally over fifteen years. If Belden does not have sufficient future taxable income, it is possible that Belden will not be able to utilize the tax deductions arising from the increase in the tax basis of the assets resulting in a tax loss carryforward. Belden is not obligated to pay Cooper until a tax loss carryforward is utilized. Belden can carry any loss forward twenty years to offset future taxable income. Cooper has not recognized any income from the Belden agreement since 2007. Although Cooper believes that future payments remain under the Belden agreement, Cooper and Belden are currently in dispute over the amount and status of any remaining payments under the agreement. Although the outcome of the dispute cannot be determined with certainty, Cooper does not believe the ultimate resolution will have a material adverse effect on Cooper’s consolidated financial position, operating results or cash flows.

Cooper has goodwill of $2.51 billion and $2.36 billion at December 31, 2011 and December 31, 2010, respectively. Cooper records goodwill related to business acquisitions when the purchase price exceeds the fair value of identified assets and liabilities acquired. Goodwill is subject to an annual impairment test and Cooper has designated January 1 as the date of this test. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value; an interim impairment test would be performed between annual tests. Cooper has identified seven reporting units, consisting of three units in the Energy and Safety Solutions reportable operating segment and four units in the Electrical Products Group reportable operating segment for which goodwill is tested for impairment.

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

The starting point for the assumptions used in our discounted cash flow analysis is the annual long range financial forecast which projects our future results for a three year period. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, inflationary and deflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, customer needs and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long range financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control. The long range financial forecast is typically completed early in the fourth quarter of each year, and it serves as the primary basis for our estimate of reporting unit fair values used in our annual impairment tests, absent significant changes in our outlook on future results. To determine the outlook beyond the horizon of the long range financial forecast period, we estimated a 3% annual growth rate beyond 2014 to arrive at a “normalized” residual year representing the perpetual cash flows of each reporting unit. The forecasted 3% annual growth rate is less than Cooper’s historical compounded annual growth rate achieved through 2011 for the prior five and ten year periods. The residual year cash flow was capitalized to arrive at the terminal value for each of the reporting units. Utilizing a discount rate of 11% for each reporting unit, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value for each of the reporting units at January 1, 2012. We assumed a discount rate of 12% in our discounted cash flow analysis at January 1, 2011 for each of our reporting units. In determining the appropriate discount rate, we considered the weighted average cost of capital for market participants.

As a result of the continued recovery in 2011 from the global economic environment seen in late 2008 and into 2010, we determined that the excess fair value for each of our reporting units over its carrying value as of January 1, 2012 has improved compared with such excess as of January 1, 2011, with the margin by which the estimated fair value exceeded carrying value improving more than 18% for each of our reporting units. Based on our fair value estimates as of January 1, 2012 for each reporting unit, the fair value estimates would have to be reduced by more than 45% to reduce such fair value to the reporting unit’s carrying value.

To evaluate the sensitivity of the fair value calculations and to address the uncertainty inherent in estimating the fair values of our reporting units, we applied a range of discount rates and long-term cash flow growth assumptions. Discount rates applied ranged from 9% to 13% with long-term cash flow growth assumptions ranging from 0% to 5%. Under this range of assumptions, no scenario would reduce the fair value of a reporting unit below its carrying value. If the global economic environment significantly worsens it is possible the estimated fair values of certain reporting units could decrease such that the second step of the goodwill impairment test must be completed.

In addition to estimating the fair value of each of our reporting units using the discounted cash flow analysis as described above, we compared the sum of the fair values of our reporting units that resulted from the discounted cash flow analysis to our market capitalization to determine that our estimates of reporting unit fair value were reasonable. As of December 31, 2011, our equity market capitalization was approximately $8.7 billion, compared to the $3.5 billion book value of equity. As of December 31, 2010, our equity market capitalization was approximately $9.7 billion, compared to the $3.2 billion book value of equity.

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

On February 1, 2011, Cooper entered into a settlement agreement that following satisfaction of various closing conditions closed on April 5, 2011. The settlement agreement terminated the Mutual Guaranty between Cooper and Pneumo and created a Settlement Trust. As a result of the April 2011 settlement the Company and its subsidiaries have no further obligations under the Mutual Guaranty. Under the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million, subject to certain reductions. Cooper made the $250 million initial payment to the Settlement Trust at the closing of the settlement agreement in April 2011 with the remaining payments due in installments over four years.

As discussed above, Cooper had previously recorded an estimated accrual on an undiscounted basis for pending and future indemnity and defense costs under the Mutual Guaranty. In addition, Cooper had recorded receivables for related insurance recoveries where insurance-in-place agreements, settlements or policy recoveries were considered probable. As a result of the settlement agreement, Cooper adjusted its previously recorded net liability in the first quarter of 2011 for its obligations under the Mutual Guaranty to the amounts payable under the settlement agreement and related unpaid legal expenses resulting in the recognition of an after-tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense.

Recently Issued Accounting Standards

There are no recently issued accounting standards not yet adopted that Cooper expects to have a material effect on the presentation or disclosure of our future consolidated operating results, cash flows or financial condition. See Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cooper’s consolidated financial statements, together with the report thereon of Ernst & Young LLP and the supplementary financial data are set forth on pages F-1 through F-50 hereof. (See Item 15 for Index.)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” in Cooper’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with Cooper’s 2012 Annual Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the caption “Executive Management Compensation” and “2011 Directors’ Compensation” in the Proxy Statement and, except as specified in the following sentence, is incorporated herein by reference.

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

3.	Exhibits

2.0	Scheme of Arrangement between Cooper Industries, Ltd. and the Class A Common Shareholders (incorporated by reference to Annex A to Cooper’s Definitive Proxy Statement on Schedule 14A filed July 16, 2009).

3.1	Memorandum and Articles of Association of Cooper Industries plc (incorporated by reference to Exhibit 3.1 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

3.2	Certificate of Incorporation of Cooper Industries plc (incorporated by reference to Exhibit 3.2 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.1	Second Amended and Restated Rights Agreement, dated September 8, 2009, by and among Cooper Industries plc, Cooper Industries, Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Cooper Industries plc’s Form 8-K filed on September 9, 2009).

4.2	Amendment to Second Amended and Restated Rights Agreement, dated as of September 2, 2011 between Cooper Industries plc and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Cooper Industries plc’s Form 8-K filed on September 2, 2011).

4.3	Indenture dated as of November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed November 9, 2005).

4.4	Registration Rights Agreement dated November 8, 2005 among Cooper US, Inc., Cooper Industries, Ltd., Subsidiary Guarantors, and Banc of America Securities LLC and Citigroup Global Markets, Inc. as representatives of several initial purchasers of $325 million aggregate principal amount of debt securities (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed November 9, 2005).

4.5	Form of Indenture among Cooper US, Inc., Cooper Industries, Ltd. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K dated June 13, 2007).

4.6	Form of First Supplemental Indenture among Cooper US, Inc., Cooper Industries, Ltd., the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K dated June 13, 2007).

4.7	Form of Second Supplemental Indenture among Cooper US, Inc. Cooper Industries, Ltd., the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K dated March 24, 2008).

4.8	First Supplemental Indenture, dated as of September 8, 2009, by and among Cooper US, Inc., the Guarantors (as defined therein), Cooper Industries plc and The Bank of New York Mellon Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.) as Trustee (incorporated by reference to Exhibit 4.3 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.9	Third Supplemental Indenture, dated as of September 8, 2009, by and among Cooper US, Inc., the Guarantors (as defined therein), Cooper Industries plc and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.4 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

4.10	Indenture, dated December 7, 2010, among Cooper US, Inc., Cooper Industries plc, and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to Cooper’s Form 8-K filed December 7, 2010).

4.11	First Supplemental Indenture, dated December 7, 2010, among Cooper US, Inc., Cooper Industries plc, the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 to Cooper’s Form 8-K filed December 7, 2010).

4.12	Second Supplemental Indenture, dated December 7, 2010, among Cooper US, Inc., Cooper Industries plc, the subsidiary guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 to Cooper’s Form 8-K filed December 7, 2010).

10.1	Cooper Industries, Ltd. Directors Deferred Compensation Plan (as Amended and Restated as of November 4, 2008) (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.2	Cooper Industries, Inc. Directors Retirement Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.3	Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iii) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.4	First Amendment to Cooper Industries, Inc. Supplemental Excess Defined Benefit Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.6 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.5	Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10(iv) to Cooper’s Form 10-Q for the quarter ended September 30, 1998).

10.6	First, Second and Third Amendments to Cooper Industries, Inc. Supplemental Excess Defined Contribution Plan (August 1, 1998 Restatement) (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2003).

10.7	Cooper US, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.8	Cooper US, Inc. Base Salary Deferral Plan (incorporated by reference to Exhibit 10.8 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.9	Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.7 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.10	Third and Fourth Amendments to Management Incentive Compensation Deferral Plan (incorporated by reference to Exhibit 10.10 to Cooper’s Form 10-K for the year ended December 31, 2003) (incorporated by reference to Exhibit 10.12 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.11	Management Incentive Compensation Deferral Plan Post–2004 Part (Effective January 1, 2005) (incorporated by reference to Exhibit 10.12 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.12	Cooper Industries plc Amended and Restated Stock Incentive Plan (As Amended and Restated September 8, 2009) (incorporated by reference to Exhibit 10.7 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.13	First Amendment to Cooper Industries plc Amended and Restated Stock Incentive Plan (As Amended and Restated September 8, 2009). (incorporated by reference to Exhibit 10.2 to Cooper’s Form 10-Q for the quarter ended March 31, 2010).

10.14	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries, Ltd. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.15	Form of Nonqualified Stock Option Agreement for Cooper Industries Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the quarter ended March 31, 2010).

10.16	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2010 to December 31, 2012 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2010).

10.17	Form of Cooper US, Inc. Executive Stock Incentive Agreement for the performance period January 1, 2011 to December 31, 2013 (incorporated by reference to Exhibit 10.1 to Cooper’s Form 10-Q for the period ended March 31, 2011).

10.18	Form of Cooper US Restricted Stock Agreement (incorporated by reference to Exhibit 10.19 to Cooper’s Form 10-K for the year ended December 31, 2008).

10.19	Amended and Restated Cooper Industries plc Directors’ Stock Plan (As Amended and Restated as of September 8, 2009) (incorporated by reference to Exhibit 10.3 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.20	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Amended and Restated Cooper Industries, Ltd. Directors’ Stock Plan (incorporated by reference to Exhibit 10.8 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.21	Form of Directors’ Nonqualified Stock Option Agreement for Directors’ Stock Plan (incorporated herein by reference to Exhibit 10.18 to Cooper’s Form 10-K for the year ended December 31, 1997).

10.22	Cooper Industries plc Amended and Restated Directors’ Retainer Fee Stock Plan (As Amended and Restated as of September 8, 2009) (incorporated by reference to Exhibit 10.4 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.23	Deed Poll of Assumption, dated September 8, 2009, by Cooper Industries plc relating to the Cooper Industries, Ltd. Amended and Restated Directors’ Retainer Fee Stock Plan (incorporated by reference to Exhibit 10.9 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.24	Form of Management Continuity Agreement between Cooper Industries plc and key management personnel (incorporated by reference to Exhibit 10.28 to Cooper’s Form 10-K for the year ended December 31, 2009).

10.25	Form of Indemnification Agreements for directors and Secretary of Cooper Industries plc (incorporated by reference to Exhibits 10.1 and 10.2 to Cooper’s Form 10-Q for the quarter ended September 30, 2010).

10.26	Form of Indemnification Agreement for officers of Cooper Industries plc (incorporated by reference to Exhibit 10.2 to Cooper Industries plc’s Form 8-K filed September 9, 2009).

10.27	Credit Agreement, dated May 26, 2011, among Cooper Industries plc, Cooper US, Inc., the Subsidiary Guarantors named therein and the banks named therein (incorporated by reference to Exhibit 10.1 to Cooper Industries plc’s Form 8-K filed June 2, 2011).

10.28	Benefits Continuation Agreement dated November 2, 2010 among Cooper Industries plc, Cooper US, Inc. and Kirk S. Hachigian (incorporated by reference to Exhibit 10.3 to Cooper’s Form 10-Q for the quarter ended September 30, 2010).

10.29	Full and Final Release, Settlement and Indemnity Agreement dated as of February 1, 2011, among M & F Worldwide Corp., Pneumo Abex LLC, Mafco Worldwide Corporation, Mafco Consolidated Group LLC, PCT International Holdings Inc., Cooper Industries plc, Cooper Industries, Ltd., Cooper Holdings Ltd., Cooper US, Inc. and Cooper Industries, LLC (incorporated by reference to Exhibit 10.1 to Cooper’s Form 8-K filed February 4, 2011).

10.30	Cooper Industries plc 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B to Cooper’s Definitive Proxy Statement on Schedule 14A filed March 21, 2011).

12.0	Computation of Ratios of Earnings to Fixed Charges for the Calendar years 2007 through 2011.

21.0	List of Cooper Industries plc Significant Subsidiaries.

23.0	Consent of Ernst & Young LLP.

24.0	Powers of Attorney from members of the Board of Directors of Cooper Industries plc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

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

COOPER INDUSTRIES PLC

Date: February 21, 2012	By:	/s/ Kirk S. Hachigian
Kirk S. Hachigian, Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kirk S. Hachigian	Chairman, President and Chief Executive Officer	February 21, 2012
Kirk S. Hachigian

/s/ David A. Barta	Senior Vice President and Chief Financial Officer	February 21, 2012
David A. Barta

/s/ Rick L. Johnson	Vice President, Controller and Chief Accounting Officer	February 21, 2012
Rick L. Johnson

*STEPHEN G. BUTLER	Director	February 21, 2012
Stephen G. Butler

*IVOR J. EVANS	Director	February 21, 2012
Ivor J. Evans

*LINDA A. HILL	Director	February 21, 2012
Linda A. Hill

*LAWRENCE D. KINGSLEY	Director	February 21, 2012
Lawrence D. Kingsley

*JAMES J. POSTL	Director	February 21, 2012
James J. Postl

*DAN F. SMITH	Director	February 21, 2012
Dan F. Smith

*GERALD B. SMITH	Director	February 21, 2012
Gerald B. Smith

*MARK S. THOMPSON	Director	February 21, 2012
Mark S. Thompson

*By:	/s/ Bruce M. Taten
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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cooper Industries plc:

We have audited Cooper Industries plc’s (“the Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 21, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cooper Industries plc:

We have audited the accompanying consolidated balance sheets of Cooper Industries plc (“the Company”), as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 21, 2012

COOPER INDUSTRIES PLC

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2011	2010	2009
	(in millions, except per share data)
Revenues	$5,409.4	$5,065.9	$5,069.6
Cost of sales	3,612.5	3,380.6	3,483.8
Selling and administrative expenses	1,039.3	986.1	1,011.8
Equity in income of Apex Tool Group, LLC	66.8	22.8	—
Loss related to contribution of net assets to Apex Tool Group, LLC	—	134.5	—
Restructuring and other	4.0	8.0	29.9

Operating earnings	820.4	579.5	544.1
Interest expense, net	63.2	49.4	61.4

Income from continuing operations before income taxes	757.2	530.1	482.7
Income taxes expense	119.9	86.3	69.1

Income from continuing operations	637.3	443.8	413.6
Income related to discontinued operations, net of income taxes	190.3	—	25.5

Net income	$827.6	$443.8	$439.1

Income per common share
Basic:
Income from continuing operations	$3.91	$2.67	$2.47
Income from discontinued operations	1.17	—	.15

Net income	$5.08	$2.67	$2.62

Diluted:
Income from continuing operations	$3.87	$2.64	$2.46
Income from discontinued operations	1.15	—	.15

Net income	$5.02	$2.64	$2.61

Cash dividends declared per common share	$1.16	$1.08	$1.00

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net Income	$827.6	$443.8	$439.1
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans	(12.6)	21.6	(11.8)
Derivative instruments	(5.4)	(2.4)	11.2
Foreign currency items	(32.2)	95.1	50.3

Other comprehensive income (loss)	(50.2)	114.3	49.7

Comprehensive income	$777.4	$558.1	$488.8

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions)
ASSETS
Cash and cash equivalents	$676.6	$1,035.3
Receivables, less allowances	878.8	795.9
Inventories	466.3	438.9
Current discontinued operations receivable	3.8	13.0
Other current assets	265.9	207.5

Total current assets	2,291.4	2,490.6

Property, plant and equipment, less accumulated depreciation	625.4	608.3
Investment in Apex Tool Group, LLC	521.9	511.3
Goodwill	2,513.5	2,356.5
Other intangible assets, less accumulated amortization	380.4	333.6
Long-term discontinued operations receivable	5.1	150.6
Other noncurrent assets	109.9	217.7

Total assets	$6,447.6	$6,668.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$6.4	$7.7
Accounts payable	502.6	462.6
Accrued liabilities	615.3	510.1
Current discontinued operations liability	9.3	45.4
Current maturities of long-term debt	325.0	0.6

Total current liabilities	1,458.6	1,026.4

Long-term debt	1,096.2	1,420.4
Long-term discontinued operations liability	40.5	701.7
Other long-term liabilities	316.3	314.0

Total liabilities	2,911.6	3,462.5

Common stock, $.01 par value	1.7	1.7
Retained earnings	4,421.8	3,658.7
Treasury stock	(671.6)	(288.6)
Accumulated other comprehensive loss	(215.9)	(165.7)

Total shareholders’ equity	3,536.0	3,206.1

Total liabilities and shareholders’ equity	$6,447.6	$6,668.6

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Cash flows from operating activities:
Net income	$827.6	$443.8	$439.1
Less: Income related to discontinued operations	190.3	—	25.5

Income from continuing operations	637.3	443.8	413.6
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	132.3	140.1	145.6
Deferred income taxes	62.9	(24.8)	8.1
Excess tax benefits from stock options and awards	(16.3)	(13.8)	(2.7)
Distribution of earnings from Apex Tool Group, LLC	48.4	—	—
Equity in income of Apex Tool Group, LLC	(66.8)	(22.8)	—
Loss related to contribution of net assets to Apex Tool Group	—	134.5	—
Restructuring and other	4.0	8.0	29.9
Changes in assets and liabilities: (1)
Receivables	(56.9)	(102.6)	244.5
Inventories	6.5	(16.1)	175.0
Accounts payable and accrued liabilities	55.2	161.2	(211.7)
Discontinued operations assets and liabilities, net	(246.7)	(21.7)	24.0
Other assets and liabilities, net	1.4	14.7	(74.4)

Net cash provided by operating activities	561.3	700.5	751.9

Cash flows from investing activities:
Capital expenditures	(125.0)	(98.5)	(126.7)
Cash paid for acquired businesses	(304.7)	(93.2)	(61.4)
Proceeds from short-term investments	—	—	22.9
Proceeds from sales of property, plant and equipment and other	16.1	4.6	7.4

Net cash used in investing activities	(413.6)	(187.1)	(157.8)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	—	495.2	—
Repayments of long-term debt	(3.5)	(2.3)	(283.1)
Debt issuance costs	(1.1)	(0.9)	(1.8)
Proceeds from debt derivatives	—	(0.3)	—
Short-term debt, net	(1.5)	(2.0)	(16.5)
Dividends	(187.7)	(177.4)	(167.4)
Purchases of treasury shares	(383.0)	(276.1)	(12.5)
Purchases of common shares for cancellation	(12.5)	—	(26.0)
Excess tax benefits from stock options and awards	16.3	13.8	2.7
Proceeds from exercise of stock options and other	70.7	81.4	20.1

Net cash provided by (used in) financing activities	(502.3)	131.4	(484.5)

Effect of exchange rate changes on cash and cash equivalents	(4.1)	8.9	13.2

Increase (decrease) in cash and cash equivalents	(358.7)	653.7	122.8
Cash and cash equivalents, beginning of year	1,035.3	381.6	258.8

Cash and cash equivalents, end of year	$676.6	$1,035.3	$381.6

(1)	Net of the effects of acquisitions and translation.

The Notes to Consolidated Financial Statements are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance December 31, 2008	$1.7	$2,935.4	$—	$(329.7)	$2,607.4
Net income		439.1			439.1
Other comprehensive income				49.7	49.7
Common stock dividends		(167.1)			(167.1)
Stock-based compensation		26.3			26.3
Purchases of treasury shares			(12.5)		(12.5)
Purchases of common shares for cancellation		(26.0)			(26.0)
Stock issued under employee stock plans		38.8			38.8
Other activity		7.6			7.6

Balance December 31, 2009	1.7	3,254.1	(12.5)	(280.0)	2,963.3
Net income		443.8			443.8
Other comprehensive income				114.3	114.3
Common stock dividends		(179.7)			(179.7)
Stock-based compensation		33.0			33.0
Purchases of treasury shares			(276.1)		(276.1)
Stock issued under employee stock plans		103.1			103.1
Other activity		4.4			4.4

Balance December 31, 2010	1.7	3,658.7	(288.6)	(165.7)	3,206.1
Net income		827.6			827.6
Other comprehensive loss				(50.2)	(50.2)
Common stock dividends		(189.4)			(189.4)
Stock-based compensation		37.6			37.6
Purchases of treasury shares		—	(383.0)		(383.0)
Purchases of common shares for cancellation		(12.5)			(12.5)
Stock issued under employee stock plans		97.0			97.0
Other activity		2.8			2.8

Balance December 31, 2011	$1.7	$4,421.8	$(671.6)	$(215.9)	$3,536.0

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

Accounts Receivable: Cooper provides an allowance for doubtful trade accounts receivable, determined under the specific identification method. The allowance was $10.1 million and $10.1 million at December 31, 2011 and 2010, respectively.

Inventories: Inventories are carried at cost or, if lower, net realizable value. On the basis of current costs, 43% and 46% of inventories at December 31, 2011 and 2010, respectively, were carried on the last-in, first-out (LIFO) method. The remaining inventories are carried on the first-in, first-out (FIFO) method. Allowances for excess and obsolete inventory are provided based on current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

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

Investment in Apex Tool Group, LLC: Cooper’s interest in the Apex Tool Group, LLC joint venture is accounted for using the equity method. Cooper recognizes its proportionate share of Apex’s operating results in the consolidated income statement and recognizes its proportionate share of changes in Apex’s other comprehensive income in other comprehensive income in shareholders’ equity.

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

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Derivatives and Hedging Activities: All derivatives are recognized as assets and liabilities and measured at fair value. For derivative instruments that are not designated as hedges, the gain or loss on the derivative is recognized in earnings currently. A derivative instrument may be designated as a hedge of the exposure to changes in the fair value of an asset or liability or variability in expected future cash flows if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment is recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because a hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss currently in earnings. When hedge accounting is discontinued because it is

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

probable that a forecasted transaction will not occur within two months of the originally specified time period, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses reported in accumulated other comprehensive income in shareholders’ equity will be recognized immediately in earnings.

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

Foreign Currency Translation: Financial statements for international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the exchange rates in effect during the respective period for revenues, expenses, gains and losses. Exchange rate adjustments resulting from translation of foreign currency financial statements are recorded in accumulated other comprehensive income in shareholders’ equity whereas exchange rate adjustments resulting from foreign currency denominated transactions are recorded in income.

Treasury Stock: Treasury stock is carried at cost.

Revenue Recognition: Cooper recognizes revenues when products are shipped. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. If actual future returns and allowances differ from past experience, adjustments to our allowances may be required. The accrual for sales returns and other allowances reported net in receivables was $64.0 million and $59.1 million at December 31, 2011 and 2010, respectively. Shipping and handling costs of $141.9 million, $131.8 million and $121.0 million in 2011, 2010 and 2009, respectively, are reported as a reduction of revenues in the consolidated income statements.

Customer Incentives: Customer incentives primarily consist of volume discounts and other short-term discount and promotion programs. Cooper recognizes these incentives as a reduction in reported revenues at the time of the qualifying sale based on our estimate of the ultimate incentive amount to be earned using historical experience and known trends. If actual customer incentives differ from our estimates, adjustments to our accruals may be required. The accrual for customer incentives reported in accrued liabilities was $92.8 million and $77.0 million at December 31, 2011 and 2010, respectively.

Research and Development Expenditures: Research and development expenditures are charged to earnings as incurred. Research and development expenses were $166.5 million, $149.7 million and $141.1 million in 2011, 2010 and 2009, respectively.

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

Pension & Other Post Retirement Benefit Plans: Cooper measures its pension and other post retirement benefit plans assets and related obligations that determine the respective plan’s funded status as of December 31 each year, and recognizes an asset for a plan’s over funded status or a liability for a plan’s underfunded status in the consolidated balance sheets. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in accumulated other comprehensive income in shareholders’ equity.

Reclassifications: Certain amounts in the Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 have been reclassified to conform to the 2011 presentation.

New Accounting Pronouncements: In June 2011 the Financial Accounting Standards Board issued revised guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of comprehensive income as part of the statement of shareholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011 the FASB indefinitely deferred the revised guidance that requires the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements while it reconsiders the operational concerns about these presentation requirements. The deferral did not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Cooper has elected to early adopt the requirements to present a separate comprehensive income statement in 2011. The implementation of this revised guidance in 2011 changed the presentation of our financial statements but did not have any impact on our consolidated financial condition, results of operations or cash flows.

NOTE 2: ACQUISITIONS

Cooper has completed a number of acquisitions that were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. In 2011 Cooper completed seven acquisitions, three in the Energy and Safety Solutions segment (including Gitiesse srl, a manufacturer of marine and oil and gas communications systems specializing in the manufacture of digital integrated multimedia communications systems for vessels worldwide) and four in the Electrical Products Group segment (including Martek Power, a manufacturer of power electronic components specializing in the manufacture of highly specialized power management devices for the military, heavy-duty transportation, aerospace, medical, telecom and hybrid/electrical vehicle markets), and also acquired certain other intangible assets in the Electrical Products Group segment. In 2010 Cooper completed five acquisitions, four in the Energy and Safety Solutions segment and one in the Electrical Products Group segment, and also acquired certain other intangible assets in the Electrical Products Group segment.

The acquisition date fair value of the total consideration for the 2011 transactions was approximately $319.1 million and resulted in the preliminary recognition of aggregate goodwill of $173.8 million, of which approximately $7.9 million is expected to be deductible for tax purposes. The goodwill arising from the 2011 transactions includes $123.9 million related to the Electrical Products Group segment and $49.9 million related to the Energy and Safety Solutions segment. The goodwill arises because the purchase price reflects a number of factors including the future earnings and cash flow potential of these businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations. The

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

transactions consummated in 2011 also resulted in the preliminary recognition of $73.2 million in other intangible assets consisting primarily of customer relationships, technology and trademarks. All of the other intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 3 to 16 years with a weighted average amortization period of approximately 10 years.

The following table summarizes the preliminary aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during 2011:

(in millions)
Receivables	$30.3
Inventories	41.0
Property, plant and equipment	14.7
Goodwill	173.8
Other intangible assets	73.2
Accounts payable	(19.7)
Debt	(2.5)
Other assets and liabilities, net	(6.1)

Net cash consideration	$304.7

The unaudited pro forma information for the periods set forth below gives effect to all prior acquisitions as if they had occurred at the beginning of the earliest period presented. This data is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been consummated as of that time.

	2011	2010
	(in millions)
Revenues	$5,541.7	$5,296.9
Income from continuing operations	642.0	455.8
Diluted earnings per share from continuing operations	$3.90	$2.71

NOTE 3: CONTRIBUTION OF TOOLS BUSINESS ASSETS AND LIABILITIES TO JOINT VENTURE

On March 26, 2010, Cooper announced that it entered into a Framework Agreement with Danaher Corporation to create a joint venture combining Cooper’s Tools business with certain Tools businesses from Danaher’s Tools and Components Segment (the “Joint Venture”). On July 6, 2010, Cooper announced the completion of the Joint Venture, named Apex Tool Group, LLC. Cooper and Danaher each own a 50% interest in the Joint Venture, have equal representation on its Board of Directors and have a 50% voting interest in the Joint Venture. At completion of the transaction in July 2010 Cooper deconsolidated the Tools business assets and liabilities contributed to the Joint Venture and recognized Cooper’s 50% ownership interest as an equity investment. Recording the investment at its fair value of $480 million resulted in a pretax loss of $134.5 million related to the transaction, which was recognized in the second quarter of 2010. The pretax loss related to the formation of the Joint Venture included a $26.5 million gain from the contribution of the Tools business net assets resulting from the difference in the fair value of the equity investment and the carrying value of the net assets being contributed and transaction related costs. This gain was offset by the write-off of approximately $161.0 million (approximately $104.4 million net of the associated tax effect) from recognition of the accumulated other comprehensive losses included in shareholders’ equity related to the Tools business, primarily related to cumulative currency translation losses. Beginning in the third quarter of 2010 Cooper recognizes its proportionate share of the Joint Venture’s operating results using the equity method.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4: INVENTORIES

	(1,328.2),000	(1,328.2),000
	December 31,
	2011	2010
	(in millions)
Raw materials	$194.8	$168.6
Work-in-process	110.1	97.9
Finished goods	295.2	288.5
Perishable tooling and supplies	7.1	7.6

	607.2	562.6
Allowance for excess and obsolete inventory	(65.8)	(57.8)
Excess of FIFO costs over LIFO costs	(75.1)	(65.9)

Net inventories	$466.3	$438.9

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

	(1,328.2),000	(1,328.2),000
	December 31,
	2011	2010
	(in millions)
Land and land improvements	$59.0	$58.0
Buildings	461.2	448.6
Machinery and equipment	719.1	696.0
Computer hardware and software	256.1	241.9
Tooling, dies and patterns	301.7	299.4
All other	81.8	80.4
Construction in progress	74.7	60.4

	1,953.6	1,884.7
Accumulated depreciation	(1,328.2)	(1,276.4)

	$625.4	$608.3

NOTE 6: INVESTMENT IN APEX TOOL GROUP, LLC

As discussed in Note 3, Cooper contributed its Tools business assets and liabilities to Apex Tool Group, LLC (“Apex”) in July 2010 and recognized Cooper’s 50% ownership interest as an equity investment. Beginning in the third quarter of 2010 Cooper recognizes its proportionate share of Apex’s operating results using the equity method.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects summarized financial information for Apex.

	December 31,
	2011	2010
	(in millions)
Current assets	$601.9	$626.3
Noncurrent assets	998.6	991.0
Current liabilities	(337.6)	(377.7)
Noncurrent liabilities	(219.1)	(217.0)

Net equity	$1,043.8	$1,022.6

	Year Ended December 31, 2011	Six Months Ended December 31, 2010
	(in millions)
Revenues	$1,463.3	$725.0
Operating earnings	158.3	57.5
Net Income	133.6	45.5

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by segment were as follows:

	Energy and Safety Solutions	Electrical Products Group	Total Excluding Tools	Tools
	(in millions)
Balance December 31, 2008	$1,146.5	$1,119.4	$2,265.9	$301.4
Additions	17.4	15.0	32.4	—
Translation adjustments	47.3	(7.3)	40.0	3.5

Balance December 31, 2009	1,211.2	1,127.1	2,338.3	304.9
Additions	43.5	4.4	47.9	—
Dispositions	—	—	—	(303.8)
Translation adjustments	(28.2)	(1.5)	(29.7)	(1.1)

Balance December 31, 2010	1,226.5	1,130.0	2,356.5	$—

Additions	49.9	123.9	173.8
Translation adjustments	(8.7)	(8.1)	(16.8)

Balance December 31, 2011	$1,267.7	$1,245.8	$2,513.5

Cooper completed its annual impairment tests for each reporting unit’s goodwill. The results of step one of the goodwill impairment tests did not require the completion of step two of the test for any reporting unit.

The gross carrying value of finite-lived other intangible assets was $422.8 million and $353.1 million at December 31, 2011 and 2010, respectively. Accumulated amortization of finite-lived other intangible assets was $92.4 million and $70.5 million at December 31, 2011 and 2010, respectively. Amortization expense of finite-lived other intangible assets was $22.1 million in 2011, $18.4 million in 2010, and $17.9 million in 2009. Annual amortization expense, exclusive of businesses that may be acquired in 2012, is expected to be $24.4 million in 2012, $24.3 million in 2013, $23.6 million in 2014, $23.3 million in 2015 and $22.5 million in 2016.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain trademarks with a gross carrying value of approximately $50 million and $51 million at December 31, 2011 and 2010, respectively, are considered indefinite-lived other intangibles and not subject to amortization. Cooper completed its annual impairment test for indefinite-lived other intangible assets resulting in no impairment.

NOTE 8: ACCRUED LIABILITIES

	December 31,
	2011	2010
	(in millions)
Salaries, wages and employee benefit plans	$205.7	$197.8
Commissions and customer incentives	124.9	107.4
Derivative contracts (see Note 18)	93.4	24.7
Product and environmental liability accruals	34.0	30.2
Other, individual items less than 5% of total current liabilities	157.3	150.0

	$615.3	$510.1

At December 31, 2011 and 2010, Cooper had accruals of $14.5 million and $19.0 million, respectively, related to potential product liability claims. The product liability accrual includes estimated amounts for known claims with respect to ongoing operations and previously divested operations as well as an estimated amount for claims that have been incurred but not yet reported. While Cooper is generally self-insured with respect to product liability claims, Cooper has insurance coverage available for claims above $5 million.

In the first quarter of 2010 Cooper received two notices of potential liability under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) from the United States Environmental Protection Agency with respect to the release or threatened release of hazardous substances, pollutants, and contaminants into the 17-mile stretch of the river known as the Lower Passaic River Study Area, which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The EPA sent notices to over 125 companies. The notices to Cooper identified three former sites in the Newark area owned by the former Thomas A. Edison, Inc. and McGraw-Edison Company. The notice alleges that as the successor to Thomas A. Edison, Inc. and the McGraw-Edison Company, the former owners and operators of the facilities, Cooper may be potentially liable for response costs and clean up of the site although the notices do not state an amount of potential liability.

During 2011 the New York State Department of Environmental Conservation selected a final remedy in a Record of Decision with respect to two inactive landfills in Syracuse, New York historically used by Cooper’s Crouse-Hinds business, the City of Syracuse, and others. The Record of Decision requires certain remediation actions having an estimated cost of approximately $13 million. Cooper believes that responsibility for the cost of the remediation should be borne by a variety of responsible parties and is pursuing its options in this regard.

In December 2011 Cooper agreed to accept a share of the costs for investigation and remediation at the Standard Chlorine Chemical Company Superfund Site located in Hudson County, New Jersey. The site is being administered by the United States Environmental Protection Agency. Cooper’s share is based upon its alleged successorship to Thomas A. Edison, Inc, which operated a battery manufacturing facility on the site in the mid 1900s.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes amounts related to sites owned by Cooper, retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper is a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. At December 31, 2011 and 2010, Cooper had accruals of $28.0 million and $21.4 million, respectively, related to potential environmental liabilities, including $8.5 million and $10.2 million, respectively, classified as a long-term liability.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

Cooper and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. Cooper records its best estimate of a loss, including estimated defense costs, when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, Cooper records the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, Cooper assesses the potential liability related to pending litigation and claims and revises its estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from the estimates. In the opinion of management and based on liability accruals provided, the ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on Cooper’s consolidated financial position or cash flows, although they could have a material adverse effect on the results of operations for a particular reporting period.

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

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Each of these matters is subject to various uncertainties and it is possible that some of these matters will be decided unfavorably against Cooper. The resolution of these matters often spans several years and frequently involves regulatory oversight or adjudication. Additionally, many remediation requirements are not fixed and are likely to be affected by future technological, site and regulatory developments. Consequently, the ultimate liability with respect to such matters, as well as the timing of cash disbursements cannot be determined with certainty. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

Cooper has entered into various operating lease agreements, primarily for manufacturing, warehouse and sales office facilities and equipment. Generally, the leases include renewal provisions and rental payments may be adjusted for increases in taxes, insurance and maintenance related to the property. Rent expense for all operating leases was $39.0 million, $41.0 million and $42.9 million during 2011, 2010 and 2009, respectively. At December 31, 2011, minimum annual rental commitments under noncancellable operating leases that have an initial or remaining lease term in excess of one year were $24.0 million in 2012, $20.8 million in 2013, $15.7 million in 2014, $12.8 million in 2015, $8.8 million in 2016 and $20.5 million thereafter.

Cooper has purchase obligations of approximately $277 million related to commitments to purchase certain goods and services in 2012.

NOTE 10: DEBT

	December 31,
	2011	2010
	(in millions)
5.25% senior unsecured notes, due November 2012	$325.0	$325.0
5.45% senior unsecured notes, due April 2015	300.0	300.0
2.375% senior unsecured notes, due January 2016	250.0	250.0
6.10% senior unsecured notes, due July 2017	300.0	300.0
3.875% senior unsecured notes, due December 2020	250.0	250.0
Other (primarily issuance discount)	(3.8)	(4.0)

Total long-term debt	1,421.2	1,421.0
Current maturities	(325.0)	(0.6)

Long-term portion	$1,096.2	$1,420.4

On May 26, 2011, Cooper entered into a credit agreement that provides a $500 million five-year committed bank credit facility that replaced Cooper’s previous credit facility that was to mature in August 2012. The agreement for the credit facility requires that Cooper maintains a prescribed limit on debt as a percentage of total capitalization. Retained earnings are unrestricted as to the payment of dividends, except to the extent that payment would cause a violation of the prescribed limit on the debt-to-total capitalization ratio. The credit agreement is not subject to termination based upon a decrease in Cooper’s debt ratings or a material adverse change. At December 31, 2011, Cooper has $500 million available under this credit facility. Cooper is in compliance with all covenants set forth in the credit facility agreement.

There were no commercial paper borrowings outstanding at December 31, 2011 or 2010. Cooper’s senior unsecured notes, credit facility and any commercial paper amounts outstanding are guaranteed by Cooper and certain of its principal operating subsidiaries.

On December 7, 2010, Cooper’s wholly-owned subsidiary, Cooper US, Inc. issued $250 million of 2.375% fixed rate senior unsecured notes due in 2016 and $250 million of 3.875% fixed rate senior unsecured notes due in 2020. Proceeds from the financing were initially invested in highly liquid investments with original maturities of less than three months and were used in 2011 for general corporate

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

purposes. Combined with the debt issuance discount, underwriting commissions and interest rate hedges implemented in anticipation of the offering, the 2016 notes have an effective annual cost to Cooper of 2.56% and the 2020 notes have an effective annual cost to Cooper of 4.02%.

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

On November 8, 2005, Cooper’s wholly-owned subsidiary, Cooper US, Inc., issued $325 million of 5.25% fixed rate senior unsecured notes that mature on November 15, 2012. Proceeds of the notes were swapped to €272.6 million with cross-currency interest-rate swaps, effectively converting the seven-year U.S. notes to seven-year Euro notes with an annual interest rate of 3.55% (see Note 18). The proceeds of €272.6 million partially funded repayment of Euro bonds that matured in October 2005.

Maturities of long-term debt for the five years subsequent to December 31, 2011 are $325 million in 2012, $300 million in 2015, $250 million in 2016 and $550 million thereafter. The future net minimum lease payments under capital leases are not significant. Total interest paid during 2011, 2010 and 2009 was $67.8 million, $53.2 million and $68.6 million, respectively.

NOTE 11: SHAREHOLDERS’ EQUITY

Cooper Industries plc’s authorized share capital is €40,000 and $7,600,000 consisting of 40,000 ordinary shares with a par value of €1 per share, 750,000,000 common shares, par value of $.01 per share and 10,000,000 preferred shares, par value $.01 per share, which preferred shares may be designated and created as shares of any other classes or series of shares with the respective rights and restrictions determined by action of the Board of Directors. No preferred shares were outstanding at December 31, 2011, 2010 or 2009.

Cooper Industries plc had common shares, $.01 par value outstanding of 158,314,748 (net of 14,325,562 treasury shares), 164,130,802 (net of 6,537,900 treasury shares) and 167,316,595 (net of 294,600 treasury shares) at December 31, 2011, 2010 and 2009, respectively. Cooper issued 2,233,286 and 3,057,507 common shares in 2011 and 2010, respectively, primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During 2011, Cooper repurchased 261,678 common shares at an average price of $47.69 that were cancelled. Cooper purchased 7,787,662 and 6,243,300 shares of treasury stock during 2011 and 2010, respectively, at an average price per share of $49.18 in 2011 and $44.23 in 2010. In 2009, Cooper Industries plc purchased 294,600 shares of treasury stock at an average price of $42.38 per share.

On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of ten million shares of common stock and increased the share repurchase authorization by ten million shares on November 1, 2011. As of December 31, 2011, 13,679,395 shares remain available to be repurchased under the authorizations by the Board of Directors. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2012 Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans. Cooper may continue to

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

repurchase shares under these authorizations from time to time during 2012. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments.

Under the terms of the Dividend Reinvestment Plan, any holder of common stock may elect to have cash dividends and up to $24,000 per year in cash payments invested in common stock without incurring any brokerage commissions or service charges. At December 31, 2011, Cooper had 22.4 million shares reserved for the Dividend Reinvestment Plan, grants and exercises of stock options, performance-based stock awards, restricted stock awards and other plans.

The Board of Directors of Cooper Industries, Ltd. adopted a Shareholder Rights Plan that authorized the issuance of one right for each common share outstanding on May 22, 2002 that was scheduled to expire August 5, 2007. Each Right entitled the holder to buy one one-hundredth of a share of Series A Participating Preferred Stock at a purchase price of $225 per one one-hundredth of a share or, in certain circumstances common shares having a value of twice the purchase price. Each Right became exercisable only in certain circumstances constituting a potential change of control on a basis considered inadequate by the Board of Directors. On August 3, 2007, Cooper Industries, Ltd. entered into an Amended and Restated Rights Agreement (“the Amended Rights Plan”) extending the final expiration of the Shareholder Rights Plan to August 1, 2017. In addition, the Amended Rights Plan increased the exercise price of each full Right from $225 to $600 (equivalent to $300 for each one-half of a Right, which was the fraction of a Right that was associated with each Class A common share of Cooper Industries, Ltd. following the two-for-one stock split effective March 2007). In connection with the Irish reincorporation, Cooper Industries plc and Cooper Industries, Ltd. entered into a Second Amended and Restated Rights Agreement dated as of September 8, 2009 (the “Second Amended Rights Plan”). Pursuant to the Second Amended Rights Plan, the preferred share purchase rights associated with the Cooper Industries, Ltd. Class A common shares were replaced with newly issued preferred share purchase rights associated with the Cooper Industries plc common shares. The terms of the Second Amended Rights Plan are substantially similar to that of the Amended Rights Plan.

On February 14, 2012, Cooper’s Board of Directors increased the annual dividend rate of Cooper’s common stock by $.08 per share to $1.24 per share.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Pension and Postretirement Benefit Plans	Derivative Instruments	Foreign Currency Items	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance December 31, 2008	$(165.8)	$1.9	$(165.8)	$(329.7)
Current year activity	(11.8)	11.2	50.3	49.7

Balance December 31, 2009	(177.6)	13.1	(115.5)	(280.0)
Current year activity	21.6	(2.4)	95.1	114.3

Balance December 31, 2010	(156.0)	10.7	(20.4)	(165.7)
Current year activity	(12.6)	(5.4)	(32.2)	(50.2)

Balance December 31, 2011	$(168.6)	$5.3	$(52.6)	$(215.9)

Year ended December 31, 2011	Before Tax Amount	Tax (Expense) Benefit	Net Amount
	(in millions)
Pension and postretirement benefit plans:
Net actuarial gain/(loss) arising during period	$(37.2)	$17.4	$(19.8)
Reclassification adjustments included in net income:
Amortization of prior service cost credit	(4.7)	1.9	(2.8)
Amortization of actuarial (gain)loss	16.6	(6.6)	10.0

Pension and postretirement benefit plans	(25.3)	12.7	(12.6)

Derivative instruments
Change in fair value of derivatives arising during period	(7.1)	2.6	(4.5)
Reclassification adjustments included in net income	(1.5)	0.6	(0.9)

Derivative instruments	(8.6)	3.2	(5.4)

Foreign currency items
Foreign currency items arising during period	(49.5)	17.3	(32.2)

Foreign currency items	(49.5)	17.3	(32.2)

Other comprehensive income (loss)	$(83.4)	$33.2	$(50.2)

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year ended December 31, 2010	Before Tax Amount	Tax (Expense) Benefit	Net Amount
	(in millions)
Pension and postretirement benefit plans:
Net actuarial gain/(loss) arising during period	$18.5	$(6.8)	$11.7
Reclassification adjustments included in net income:
Amortization of prior service cost credit	(4.7)	1.8	(2.9)
Amortization of actuarial (gain)loss	19.2	(7.3)	11.9
Losses related to formation of the Tools joint venture	1.7	(0.8)	0.9

Pension and postretirement benefit plans	34.7	(13.1)	21.6

Derivative instruments
Change in fair value of derivatives arising during period	(2.0)	0.7	(1.3)
Reclassification adjustments included in net income	(1.8)	0.7	(1.1)

Derivative instruments	(3.8)	1.4	(2.4)

Foreign currency items
Foreign currency items arising during period	(13.0)	4.6	(8.4)
Reclassification adjustment included in net income for losses related to formation of the Tools joint venture	159.3	(55.8)	103.5

Foreign currency items	146.3	(51.2)	95.1

Other comprehensive income (loss)	$177.2	$(62.9)	$114.3

Year ended December 31, 2009	Before Tax Amount	Tax (Expense) Benefit	Net Amount
	(in millions)
Pension and postretirement benefit plans:
Net actuarial gain/(loss) arising during period	$(30.5)	$9.5	$(21.0)
Reclassification adjustments included in net income:
Amortization of prior service cost credit	(4.6)	1.8	(2.8)
Amortization of actuarial (gain)loss	19.4	(7.4)	12.0

Pension and postretirement benefit plans	(15.7)	3.9	(11.8)

Derivative instruments
Change in fair value of derivatives arising during period	1.5	(0.5)	1.0
Reclassification adjustments included in net income	16.6	(6.4)	10.2

Derivative instruments	18.1	(6.9)	11.2

Foreign currency items
Foreign currency items arising during period	77.3	(27.0)	50.3

Foreign currency items	77.3	(27.0)	50.3

Other comprehensive income (loss)	$79.7	$(30.0)	$49.7

NOTE 13: INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

Industry Segments

Cooper’s operations consist of two segments: Energy and Safety Solutions and Electrical Products Group. Prior to completion of the Tools joint venture in July 2010, Cooper also had a Tools segment. Markets for Cooper’s products and services are worldwide, with the United States being the largest market.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Energy and Safety Solutions segment includes the business unit results from the Cooper Crouse-Hinds, Cooper Power Systems, and Cooper Safety divisions. This segment manufactures markets and sells electrical protection products, including fittings, plugs, receptacles, cable glands, hazardous duty electrical equipment, intrinsically safe explosion-proof instrumentation, emergency lighting, fire detection and mass notification systems and security products for use in residential, commercial and industrial construction and maintenance and repair applications. The segment also manufactures markets and sells products for use by utilities and in industry for electrical power transmission and distribution, including distribution switchgear, transformers, transformer terminations and accessories, capacitors, voltage regulators, surge arresters, energy automation solutions and other related power systems components.

The Electrical Products Group segment includes the business unit results from the Cooper B-Line, Cooper Bussmann, Cooper Lighting and Cooper Wiring Devices divisions. This segment manufactures markets and sells electrical and circuit protection products, support systems, enclosures, specialty connectors, wiring devices, plugs, receptacles, switches, lighting fixtures and controls, and fuses for use in residential, commercial and industrial construction, maintenance and repair applications.

In July 2010, Cooper contributed substantially all of the assets and liabilities of the Tools segment to Apex Tool Group, LLC as discussed in Note 3 of the Notes to Consolidated Financial Statements. The Tools segment manufactured marketed and sold hand tools for industrial, construction, electronics and consumer markets; automated assembly systems for industrial markets and electric and pneumatic industrial power tools, related electronics and software control and monitoring systems for general industry, primarily automotive and aerospace manufacturers.

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

	2011	2010	2009
	(in millions)
Revenues
Energy and Safety Solutions	$2,926.5	$2,516.7	$2,416.6
Electrical Products Group	2,482.9	2,238.0	2,095.3

Total Electrical segments	5,409.4	4,754.7	4,511.9
Tools	—	311.2	557.7

Revenues	$5,409.4	$5,065.9	$5,069.6

Operating Earnings
Energy and Safety Solutions	$494.3	$424.7	$374.9
Electrical Products Group	353.7	330.7	263.3

Electrical segments	848.0	755.4	638.2
Tools	—	33.1	18.5

Segment operating earnings	848.0	788.5	656.7
General corporate expense	90.4	89.3	82.7
Equity in income of Apex Tool Group, LLC	66.8	22.8	—
Loss related to contribution of net assets to Apex Tool Group, LLC	—	134.5	—
Restructuring and other	4.0	8.0	29.9

Operating earnings	$820.4	$579.5	$544.1

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2011	2010	2009
	(in millions)
Assets
Energy and Safety Solutions	$2,547.4	$2,363.0	$2,250.6
Electrical Products Group	2,416.9	2,185.3	2,142.2
Tools	—	—	581.1

Segment assets	4,964.3	4,548.3	4,973.9
Investment in Apex Tool Group, LLC	521.9	511.3	—
Corporate	961.4	1,609.0	1,010.5

Assets	$6,447.6	$6,668.6	$5,984.4

Depreciation and Amortization
Energy and Safety Solutions	$66.1	$64.7	$64.0
Electrical Products Group	63.7	63.3	60.7
Tools	—	9.0	18.7
Corporate	2.5	3.1	2.2

Depreciation and amortization	$132.3	$140.1	$145.6

Capital Expenditures
Energy and Safety Solutions	$59.4	$43.3	$32.0
Electrical Products Group	54.7	46.4	67.3
Tools	—	3.0	8.7
Corporate	10.9	5.8	18.7

Capital expenditures	$125.0	$98.5	$126.7

Geographic Information

Revenues and long-lived assets by country are summarized below. Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Revenues are generally denominated in the currency of the location of the assets producing the revenues.

	Revenues			Long-Lived Assets
	2011	2010	2009	2011	2010	2009
	(in millions)
United States	$3,477.8	$3,305.9	$3,456.5	$385.0	$386.0	$464.1
United Kingdom	351.6	309.3	290.2	66.8	61.0	78.5
Canada	347.9	300.7	224.2	3.0	5.0	5.9
Germany	166.9	190.7	239.7	15.6	16.6	41.0
China	201.0	180.9	181.6	83.9	67.4	65.8
Mexico	168.6	163.1	149.1	43.4	50.9	59.6
Other countries	695.6	615.3	528.3	56.2	50.2	54.8

	$5,409.4	$5,065.9	$5,069.6	$653.9	$637.1	$769.7

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues by destination, based on the location products were delivered outside the United States, were as follows by segment:

	Revenues
	2011	2010	2009
	(in millions)
Energy and Safety Solutions	$1,533.0	$1,285.7	$1,251.9
Electrical Products Group	632.0	543.5	414.5
Tools	—	159.5	289.9

	$2,165.0	$1,988.7	$1,956.3

NOTE 14: STOCK-BASED COMPENSATION

Cooper had a share-based compensation plan known as the Amended and Restated Stock Incentive Plan (the “Prior Stock Plan”). The Prior Stock Plan provided for the granting of stock options, performance-based share awards and restricted stock units. Since the Prior Stock Plan’s original inception in 1996 the aggregate number of shares authorized under the Prior Stock Plan was 41 million. On May 2, 2011, Cooper shareholders approved the Cooper Industries plc 2011 Omnibus Incentive Compensation Plan (the “2011 Incentive Plan”) which replaced the Prior Stock Plan and the Management Annual Incentive Plan (the “Bonus Plan”). The 2011 Incentive Plan is intended to promote our long-term success and achievement of both our short- and long-term business objectives and increase shareholder value by attracting, motivating, and retaining non-employee directors, officers and employees. The 2011 Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards, performance share awards, other stock-based awards, cash-based awards and dividend equivalents to eligible participants. At the time of approval of the 2011 Incentive Plan, there were 10.6 million shares available for future grants, including approximately 4.0 million shares that were available for future grants under the Prior Stock Plan and the Bonus Plan which were transferred to and are now available for issuance under the 2011 Incentive Plan. Shares that are subject to outstanding awards under the Prior Stock Plan (approximately 8.2 million at December 31, 2011) that are forfeited or are otherwise settled or terminated without a distribution of shares will be transferred to and available for issuance under the 2011 Incentive Plan. At December 31, 2011, 11.1 million shares were available for future grants under the 2011 Incentive Plan. Total compensation expense for all share-based compensation arrangements was $37.6 million, $32.0 million and $26.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $14.0 million, $11.7 million and $9.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. Activity for stock-incentive awards is discussed in more detail below.

Stock Options

Stock option awards are granted with an exercise price no less than the market price of Cooper’s stock at the date of grant. Stock option awards generally vest over a three-year period with one-third vesting in each successive year so that the option is fully exercisable after three years and generally have seven-year contractual terms (ten-year contractual terms for awards granted 2000-2002). Stock option awards provide that, upon a change in control in Cooper (as defined), all options will be cancelled and Cooper will make a cash payment to the employee equal to the difference in the fair market value of Cooper common shares (or the highest price actually paid for the stock in connection with the change in control, if higher) and the option price.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model using the assumptions noted in the following table. Expected volatility is based on implied volatilities from traded options on Cooper stock, historical volatility of Cooper stock, and

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	2011	2010	2009
Expected volatility	34.80%	34.95%	35.79%
Expected dividends	1.76%	2.47%	3.46%
Expected term (in years)	4.5	4.5	4.5
Risk-free interest rate	2.2%	2.2%	2.0%

A summary of option activity as of December 31, 2011, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	7,543,617	$38.77
Granted	1,316,090	$65.70
Exercised	(1,881,317)	$37.02
Forfeited or expired	(464,257)	$45.24

Outstanding at December 31, 2011	6,514,133	$44.19	4.0	$77.7

Vested or expected to vest at December 31, 2011	6,389,715	$43.99	3.7	$77.7

Exercisable at December 31, 2011	3,784,622	$40.11	3.1	$53.2

The weighted-average grant date fair values of options granted during the years ended December 31, 2011, 2010 and 2009 were $17.91, $11.25 and $6.75, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $39.1 million, $43.1 million and $13.2 million, respectively. Total stock options granted were 1,316,090 shares in 2011, 1,609,480 shares in 2010 and 2,425,725 shares in 2009.

As of December 31, 2011, total unrecognized compensation expense related to nonvested stock options was $19.9 million. This expense is expected to be recognized over a weighted-average period of 1.8 years. The total grant date fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $14.7 million, $14.0 million and $13.0 million, respectively.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance-Based Shares and Restricted Stock Units

Cooper grants certain executives and other key employees performance-based share awards with vesting contingent upon meeting Company-wide performance goals generally over a multi-year performance period. In order to earn the performance shares, participants are also required to remain actively employed by Cooper for the performance period. For performance-based awards granted during 2009, performance goals were tied to achieving a net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio in 2009 with vesting occurring over a three-year period. For performance-based awards granted during 2010 and 2011, performance goals are tied to achieving defined performance metrics over a three-year performance period including cumulative compound growth in earnings per share, cumulative ratio of converting continuing income to free cash flow and a modifier to adjust the awards otherwise earned based on Cooper’s performance relative to its 15-company peer group as measured by total shareholder returns. Awards under the performance-based component of the Plan are typically arranged in levels, with increasing numbers of shares earned as higher levels of growth and cash flow are achieved. The amount of the performance based award earned based on achievement of earnings per share and cash flow metrics is increased 10% if Cooper’s total shareholder return ranks in the top third of its peer group or decreased 10% if Cooper’s total shareholder return ranks in the bottom third of its peer group. Cooper also awards grants of restricted stock units to certain executives and other key employees in order to provide financial incentive to remain in the employ of Cooper, thereby enhancing management continuity. Cooper may also utilize restricted stock units for new executives and other key employees to replace equity compensation forfeited upon resignation from their former employer. Restricted stock units vest pursuant to time-based service conditions.

The fair value of each performance-based share was calculated at the market price on the date of grant as adjusted, if applicable, for the fair value of the shareholder return modifier. The fair value of restricted stock units was calculated at the market price on the date of grant. Compensation expense is recognized over the vesting period and considering expected achievement of performance goals for performance based awards. If goal-level assumptions are not met, compensation expense is adjusted and previously recognized compensation expense is reversed. Upon distribution of performance-based shares, Cooper also pays the recipient cash equal to the aggregate amount of cash dividends that the recipient would have received had they been the owner of record from the date of grant. Dividends on restricted stock units are payable on either the dividend payment date or on the date when restrictions lapse, depending upon the specific award. For performance-based share and restricted stock unit awards, upon a change in control in Cooper (as defined), all restrictions on those awards will lapse and shares shall be issued as otherwise provided in the plan.

A summary of the status of Cooper’s nonvested performance-based shares as of December 31, 2011 and changes during the year then ended is presented below:

Nonvested Performance-Based Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	1,310,624	$40.64
Granted	402,778	$68.09
Vested	(45,100)	$37.10
Forfeited	(714,494)	$44.25

Nonvested at December 31, 2011	953,808	$49.69

The weighted-average grant-date fair value of performance-based shares granted during the years ended December 31, 2011, 2010 and 2009 was $68.09, $45.47 and $28.89, respectively. Total performance-based shares vested were 45,100 in 2011, 251,410 in 2010 and 423,440 in 2009.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2011, total unrecognized compensation expense related to nonvested performance-based shares was $22.8 million. This expense is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of performance-based shares vested during the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $11.6 million and $17.6 million, respectively.

A summary of the status of Cooper’s nonvested restricted stock units as of December 31, 2011, and changes during the year then ended is presented below:

Nonvested Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	587,931	$45.85
Granted	253,137	$63.12
Vested	(59,397)	$42.03
Forfeited	(83,697)	$47.21

Nonvested at December 31, 2011	697,974	$52.26

The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2011, 2010 and 2009 was $63.12, $50.21 and $30.53, respectively. Total restricted stock units granted were 253,137 in 2011, 302,081 in 2010 and 75,200 in 2009.

As of December 31, 2011, total unrecognized compensation expense related to nonvested restricted stock unit compensation arrangements was $23.7 million. This expense is expected to be recognized over a weighted-average period of 4.6 years. The total fair value of restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $5.5 million and $2.3 million, respectively.

Cash received from stock option exercises during the years ended December 31, 2011, 2010 and 2009 was $70.7 million, $81.4 million and $20.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $17.2 million, $20.3 million and $9.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. Cash used to settle equity instruments granted under all share-based payment arrangements during the years ended December 31, 2011, 2010 and 2009 was immaterial in all periods.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15: INCOME TAXES

	$(28.6)00.	$(28.6)00.	$(28.6)00.
	Year Ended December 31,
	2011	2010	2009
	(in millions)
Components of income from continuing operations before income taxes:
U.S. operations	$220.5	$49.2	$62.1
Non-U.S. operations	536.7	480.9	420.6

Income from continuing operations before income taxes	$757.2	$530.1	$482.7

Components of income tax expense:
Current:
U.S. Federal	$(28.7)	$28.5	$14.3
U.S. state and local	(11.2)	7.0	(3.9)
Non-U.S.	96.9	75.6	50.6

	57.0	111.1	61.0

Deferred:
U.S. Federal	95.6	(15.7)	22.3
U.S. state and local	(10.4)	(10.3)	(9.8)
Non-U.S.	(22.3)	1.2	(4.4)

	62.9	(24.8)	8.1

Income tax expense	$119.9	$86.3	$69.1

Total income taxes paid	$108.4	$114.6	$169.2

	$(28.6)00	$(28.6)00	$(28.6)00
	Year Ended December 31,
	2011	2010	2009
Effective tax rate reconciliation:
Statutory rate (Ireland)	25.0%	25.0%	25.0%
U.S. Federal, State and local income taxes	2.0	5.2	1.9
Non-U.S. operations	(7.8)	(11.6)	(9.8)
Loss related to contribution of net assets to Apex Tool Group, LLC	—	(1.3)	—
Asbestos liability settlement	(1.3)	—	—
Audit settlements / statute expirations	(1.3)	(0.2)	(0.8)
Changes in valuation allowance	(0.9)	(0.9)	—
Other	0.1	0.1	(2.0)

Effective tax rate attributable to continuing operations	15.8%	16.3%	14.3%

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	(1,009.9)	(1,009.9)
	December 31,
	2011	2010
	(in millions)
Components of deferred tax assets and liabilities:
Deferred tax assets:
Postretirement and other employee welfare benefits	$28.5	$34.2
Accrued liabilities	128.3	379.8
Pension plans	40.1	21.7
Net operating loss carryforward	1,031.7	1,163.7
Other	29.7	11.9

Gross deferred tax assets	1,258.3	1,611.3
Valuation allowance	(1,009.9)	(1,171.3)

Total deferred tax assets	248.4	440.0

Deferred tax liabilities:
Property, plant and equipment and intangibles	(219.6)	(220.9)
Other	(26.4)	(101.0)

Total deferred tax liabilities	(246.0)	(321.9)

Net deferred tax assets	$2.4	$118.1

	(1,009.9) ,	(1,009.9) ,
	December 31,
	2011	2010
	(in millions)
Net deferred taxes recognized in the balance sheet consist of:
Other current assets	$69.8	$76.0
Other noncurrent assets	—	42.1
Other long-term liabilities	(67.4)	—

Net deferred tax assets	$2.4	$118.1

The decrease during 2011 in the net deferred tax assets recognized was primarily related to the settlement of the discontinued operations asbestos liability as further discussed in Note 19 of the Notes to Consolidated Financial Statements.

Generally, Cooper provides for income taxes that would be imposed on the repatriation of earnings of its foreign operations that are not considered indefinitely reinvested overseas. As of December 31, 2011 and 2010, income taxes have not been provided on approximately $9.8 million and $9.8 million, respectively, of undistributed earnings that are expected to be permanently reinvested. Income taxes have not been provided on earnings that are planned to be reinvested indefinitely and the amount of such taxes that may be applicable is not readily determinable given the various tax planning alternatives Cooper could employ should it decide to repatriate these earnings.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effective tax rate for continuing operations was 15.8% for 2011, 16.3% for 2010 and 14.3% for 2009. Income tax expense was reduced by $17.4 million, $5.6 million and $12.7 million during 2011, 2010 and 2009, respectively, for discrete tax items related to statute expirations, tax settlements and other discrete items. Income tax expense for continuing operations in 2011 was further reduced by $9.7 million for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. In 2010 income tax expense was also reduced by $40.8 million to recognize the discrete tax effects related to the contribution of net assets to the Tools joint venture. Excluding the discrete tax items noted above and the loss on the net asset contribution to the Apex Tool Group joint venture in 2010, Cooper’s effective tax rate for continuing operations in 2011, 2010 and 2009 was 19.4%, 20.0% and 17.0%, respectively.

The Internal Revenue Service (IRS) completed its examinations of Cooper’s 2007 and 2008 Federal Tax Returns and issued notices of assessment in the amounts of $16 million and $14 million, respectively, primarily by challenging Cooper’s intercompany pricing with a foreign affiliate. In 2011 the IRS and Cooper finalized a settlement regarding these matters. After consideration of the related liability Cooper had recorded, the settlement had no significant effect on Cooper’s consolidated financial statements.

In June 2008 the German Tax Authorities issued a proposed audit finding related to a 2004 reorganization that was treated as a non-taxable event. In December 2009 at Cooper’s request, the German taxing authorities finalized and issued a notice of assessment for €62.8 million, inclusive of €5.7 million of interest, related to this matter. To continue to challenge the German tax authorities finding, in December 2009, Cooper paid the assessment for approximately $90 million and filed a suit to challenge the notice of assessment. Cooper continues to believe that the reorganization was properly reflected on its German income tax returns in accordance with applicable tax laws and regulations in effect during the period involved and will challenge the assessment vigorously. Although the outcome of the proceedings with the German Tax Authorities cannot be predicted with certainty, management believes that it is more likely than not that its tax position related to the 2004 reorganization will prevail. As such, Cooper has recognized the €62.8 million tax payment, including interest, in other noncurrent assets in the accompanying balance sheets. The German tax payment has been included in Cooper’s foreign tax credit calculations in the United States, which would be amended upon successful defense of the German reorganization.

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

Cooper and its subsidiaries have both non-U.S. and United States State operating losses available to carry forward to future tax years. These losses generally have a carry forward period of either 15 or 20 years from the date created, except as discussed below. If unused, the losses are set to expire throughout the period 2012 to 2027, with the most significant portion of these losses expiring during the period 2018 through 2022.

At December 31, 2011 and 2010, Cooper has a foreign deferred tax asset of approximately $1.0 billion and $1.1 billion, respectively, relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. Although this net operating loss carryforward has an indefinite life, a corresponding valuation allowance for the same amount was recognized because management believes at this time it is more likely than not that the deferred tax asset will not be realized.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	(in millions)
Balance at January 1	$35.1	$35.0	$34.5
Additions for tax positions of the current year	1.1	7.8	5.6
Increase (decrease) in tax positions for prior years	(4.8)	(0.7)	5.2
Reduction in tax positions for statute expirations	(6.7)	(3.7)	(5.3)
Reduction in tax positions for audit settlements	(15.8)	(3.3)	(5.0)

Balance at December 31	$8.9	$35.1	$35.0

Approximately $5.8 million and $30.2 million of unrecognized tax benefits at December 31, 2011 and 2010, respectively, if recognized, would favorably impact the effective tax rate. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $1.0 to $4.0 million could be recognized during the next 12 months as audits close and statutes expire.

Cooper recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011 and 2009, Cooper recognized a net reduction to income tax expense of $4.9 million and $1.1 million in interest and penalties, respectively. In 2010 there was no net reduction or charge to income tax expense related to interest and penalties. Cooper had $4.6 million and $9.5 million in interest and penalties accrued at December 31, 2011 and 2010, respectively.

NOTE 16: PENSION AND OTHER POSTRETIREMENT BENEFITS

Cooper and its subsidiaries have numerous defined benefit pension plans and other postretirement benefit plans. The vast majority of Cooper’s defined benefit pension plans no longer provide future benefit accruals. The benefits provided under Cooper’s various postretirement benefit plans other than pensions, all of which are unfunded, include retiree medical care, dental care, prescriptions and life insurance, with medical care accounting for approximately 79% of the total. Current employees, unless grandfathered under plans assumed in acquisitions, are not provided postretirement benefits other than pensions. The vast majority of the annual other postretirement benefit expense is related to employees who are already retired. The measurement date for all plan disclosures is December 31.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Change in benefit obligation:
Benefit obligation at January 1	$677.2	$746.0	$81.0	$90.9
Service cost	2.4	3.2	—	—
Interest cost	33.5	37.7	3.6	4.7
Benefit payments	(53.4)	(57.8)	(6.8)	(6.3)
Actuarial (gain) loss	46.1	16.5	(11.8)	(8.3)
Exchange rate changes	(1.5)	(14.6)	—	—
Divestitures	—	(53.7)	—	—
Other	0.3	(0.1)	—	—

Benefit obligation at December 31	704.6	677.2	66.0	81.0

Change in plan assets:
Fair value of plan assets at January 1	568.7	570.7	—	—
Actual return on plan assets	44.3	61.2	—	—
Employer contributions	8.3	8.5	6.8	6.3
Benefit payments	(53.4)	(57.8)	(6.8)	(6.3)
Exchange rate changes	(0.3)	(4.1)	—	—
Divestitures	—	(9.8)	—	—
Other	(0.3)	—	—	—

Fair value of plan assets at December 31	567.3	568.7	—	—

Net amount recognized (funded status)	$(137.3)	$(108.5)	$(66.0)	$(81.0)

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Assets and liabilities recognized in the balance sheet consist of:
Noncurrent assets	$10.4	$8.7	$—	$—
Accrued liabilities	(5.6)	(6.0)	(6.9)	(9.5)
Long-term liabilities	(142.1)	(111.2)	(59.1)	(71.5)

	$(137.3)	$(108.5)	$(66.0)	$(81.0)

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	$629.90	$629.90	$629.90	$629.90
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in millions)
Amounts recognized in accumulated other comprehensive (income) loss in shareholders’ equity consist of:
Net actuarial (gain) loss	$332.7	$307.7	$(40.1)	$(31.5)
Prior service cost	(10.2)	(12.9)	(7.5)	(9.5)

	$322.5	$294.8	$(47.6)	$(41.0)

The funded status of defined benefit pension plans segregated between plans with plan assets (“Funded Plans”) and without plan assets (“Unfunded Plans”) consist of:

	December 31, 2011		December 31, 2010
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans
	(in millions)
Accumulated benefit obligation	$629.9	$74.1	$601.2	$75.1
Projected benefit obligation	$630.0	$74.6	$601.4	$75.8
Fair value of plan assets	567.3	—	568.7	—

Net amount recognized (funded status)	$(62.7)	$(74.6)	$(32.7)	$(75.8)

% Funded	90.0%	—	94.6%	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $648.8 million, $648.1 million and $501.1 million, respectively as of December 31, 2011 and $620.7 million, $619.8 million and $503.5 million, respectively as of December 31, 2010.

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(in millions)
Components of net periodic benefit cost:
Service cost	$2.4	$3.2	$3.4	$—	$—	$—
Interest cost	33.5	37.7	42.0	3.6	4.7	4.8
Expected return on plan assets	(43.6)	(42.8)	(39.3)	—	—	—
Amortization of prior service cost	(2.7)	(2.7)	(2.6)	(2.0)	(2.0)	(2.0)
Recognized actuarial (gain) loss	19.8	21.2	22.6	(3.2)	(2.0)	(3.2)
Settlement loss	0.8	—	—	—	—	—

Net periodic benefit cost	$10.2	$16.6	$26.1	$(1.6)	$0.7	$(0.4)

Net periodic benefit cost in 2012 is expected to be $6.6 million for pension benefits and $(4.1) million for other postretirement benefits. The estimated net loss and prior service cost credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income included in shareholders’ equity into net periodic benefit cost over the next fiscal year are $21.1 million and $(2.6) million, respectively. The estimated net gain and prior service cost credit for the other postretirement plans that will be amortized from accumulated other comprehensive income included in shareholders’ equity into net periodic benefit cost over the next fiscal year are $(4.6) million and $(2.0) million, respectively.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	000000000000	000000000000	000000000000	000000000000
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.00% -5.30%	5.00% -5.40%	4.00%	4.75%
Rate of compensation increase	2.70% -3.00%	2.70% -3.50%	—	—

	000000000000	000000000000	000000000000	000000000000
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Weighted average assumptions used to determine net costs for the years ended December 31:
Discount rate	5.00% -5.40%	5.50% -5.75%	4.75%	5.50%
Expected return on plan assets	6.00% -8.25%	6.00% -8.25%	—	—
Rate of compensation increase	2.70% -3.50%	2.75% -3.50%	—	—

	000000000	000000000
	2011	2010
Assumed healthcare cost trend rates:
Healthcare cost trend rate assumed for next year	10.00%	10.00%
Rate to which trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that rate reaches ultimate trend rate	2020	2020

	000000000000	000000000000
	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on the postretirement benefit obligation	$3.9	$(3.4)

Cooper’s overall pension investment strategy is to maximize the total rate of return (income and appreciation) after inflation, within the limits of prudent risk taking and the Prudent Man Rule of ERISA. The investments of the various pension plans shall be adequately diversified across asset classes to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Pension assets will be structured to consider growth objectives, funded status, liability duration and short-term liquidity requirements. Overall, Cooper’s pension plans target an allocation mix of approximately 65% of plan assets in equity portfolios which are invested primarily in index funds expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments. The remaining assets in the portfolio are primarily invested in corporate and government bond index funds with maturities similar to the duration of the pension liability.

Cooper’s overall expected long-term rate of return on assets assumption is based upon (i) a long-term expected inflation rate, (ii) long-term expected stock and bond market risk premiums over the expected inflation rate and (iii) a target allocation of equity and fixed income securities that will generate the overall expected long-term rate of return.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value measurements of Cooper’s pension assets at December 31, 2011 are as follows:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Cash and cash equivalents	$12.2	$—	$—	$12.2
Equity securities:
U.S. large-cap (1)	—	169.8	—	169.8
U.S. mid-cap (2)	—	47.4	—	47.4
U.S. small-cap	—	26.0	—	26.0
International (3)	—	92.7	—	92.7
Fixed income securities:
U.S. corporate(4)	—	115.3	—	115.3
U.S. Treasuries	—	39.0	—	39.0
U.K. Gilts	—	39.0	—	39.0
International corporate bonds	—	11.4	—	11.4
Other types of investments:
Enhanced bond index (5)	—	—	9.8	9.8
Real estate (6)	—	—	4.7	4.7

Total	$12.2	$540.6	$14.5	$567.3

The fair value measurements of Cooper’s pension assets at December 31, 2010 are as follows:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Cash and cash equivalents	$8.0	$—	$—	$8.0
Equity securities:
U.S. large-cap (1)	—	177.2	—	177.2
U.S. mid-cap (2)	—	51.8	—	51.8
U.S. small-cap	—	28.9	—	28.9
International (3)	—	95.2	—	95.2
Fixed income securities:
U.S. corporate(4)	—	102.8	—	102.8
U.S. Treasuries	—	42.1	—	42.1
U.K. Gilts	—	34.6	—	34.6
Asset backed securities	—	1.7	—	1.7
International corporate bonds	—	10.5	—	10.5
Other types of investments:
Enhanced bond index (5)	—	—	11.5	11.5
Real estate (6)	—	—	4.4	4.4

Total	$8.0	$544.8	$15.9	$568.7

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)	Includes low-cost equity index funds not actively managed that tracks the S&P 500 Index.
(2)	Includes low-cost equity index funds not actively managed that tracks the S&P Mid Cap 400 Index.
(3)	Includes funds that track the MSCI EAFE and FTSE All-Share Index.
(4)	Includes index funds comprised of high quality corporate bonds of intermediate and long term durations.
(5)	Includes a strategy which employs equity and equity derivatives along with underlying U.S. Treasuries.
(6)	Includes investments in a diverse portfolio of UK commercial properties.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Enhanced Equity Index	Enhanced Bond Index	Real Estate	Total
	(in millions)
Balance at December 31, 2009	$47.4	$22.0	$3.9	$73.3
Actual return on plan assets	1.2	(10.5)	0.5	(8.8)
Purchases, sales and settlements	(48.6)	—	—	(48.6)
Transfers in and/or out of Level 3	—	—	—	—

Balance at December 31, 2010	$—	$11.5	$4.4	$15.9
Actual return on plan assets	—	6.4	0.3	6.7
Purchases, sales and settlements	—	(8.1)	—	(8.1)
Transfers in and/or out of Level 3	—	—	—	—

Balance at December 31, 2011	$—	$9.8	$4.7	$14.5

Estimated future benefit payments by Cooper’s defined benefit pension plans for the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $50.3 million in 2012, $49.2 million in 2013, $48.1 million in 2014, $47.8 million in 2015, $48.4 million in 2016 and $230.2 million for 2017 through 2021.

During 2012 Cooper expects to pay in cash approximately $5.6 million for payment of unfunded pension plan benefits and make approximately $3.2 million in employer contributions to certain international funded defined benefit pension plans. Cooper does not expect to have any minimum regulatory funding requirement for its domestic funded defined benefit pension plans in 2012. Other postretirement benefit plans are not subject to any minimum regulatory funding requirements. Cooper funds these benefit payments as incurred. Cooper participates in two multiple-employer benefit plans. Obligations under these plans are not significant.

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

Cooper recognized defined contribution expense from cash contributions to the CO-SAV plan of $12.1 million, $15.5 million and $16.9 million in 2011, 2010 and 2009, respectively. Compensation expense from the common stock matches for the CO-SAV plan was $11.8 million, $13.0 million and $20.2 million in 2011, 2010 and 2009, respectively.

During 2011, 2010 and 2009 expense with respect to other defined contribution plans (primarily related to various groups of hourly employees) totaled $12.4 million, $11.2 million and $10.0 million, respectively.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 17: NET INCOME PER COMMON SHARE

	Basic			Diluted
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	($ in millions, shares in thousands)
Income from continuing operations	$637.3	$443.8	$413.6	$637.3	$443.8	$413.6
Income from discontinued operations	190.3	—	25.5	190.3	—	25.5

Net income applicable to common stock	$827.6	$443.8	$439.1	$827.6	$443.8	$439.1

Weighted average common shares outstanding	162,790	166,136	167,228	162,790	166,136	167,228

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards				2,123	2,001	1,242

Weighted average common shares and common share equivalents				164,913	168,137	168,470

Options and employee awards are not considered in the calculations if the effect would be anti-dilutive. Anti-dilutive options and employee awards of 1.4 million shares, 1.9 million shares and 6.6 million shares were excluded in 2011, 2010 and 2009, respectively.

NOTE 18: FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES, CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and liabilities measured on a recurring basis at fair value using Level 2 inputs and a market approach are as follows:

	December 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Short-term currency forward exchange contracts	$75.3	$64.4	$23.9	$24.7
Long-term currency forward exchange contracts	—	—	63.3	26.4
Short-term commodity swaps	0.1	1.2	2.9	—
Short-term cross-currency swaps	—	27.8	—	—
Long-term cross-currency swaps	—	—	—	30.2

Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing assets of approximately $39.5 and $48.7 million and liabilities of $29.1 and $38.3 million at December 31, 2011 and December 31, 2010, respectively are not designated as hedging instruments.

There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in 2011 or 2010.

Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material during 2011, 2010 or 2009. For commodity swaps, Cooper recognized, in cost of sales, a net gain of $0.1 million and $3.3 million in 2011 and 2010, respectively, and a net loss of $18.8 million in 2009. At December 31, 2011, Cooper estimates that approximately $1.9 million of net losses on derivative instruments designated as cash flow hedges will be reclassified from accumulated other comprehensive income included in shareholders’ equity to earnings during the next twelve months. The amount of discontinued cash flow hedges during 2011, 2010 and 2009 was not material.

The table below summarizes the U. S. dollar equivalent contractual amount of forward exchange contracts.

	December 31, 2011	December 31, 2010
	(in millions)
U.S. Dollar	$572.2	$894.8
Euro	369.8	335.4
British Pound Sterling	144.9	143.9
Canadian Dollar	—	370.6
Other	21.5	32.3

	$1,108.4	$1,777.0

The contractual amount of commodity swap contracts at December 31, 2011 and December 31, 2010 was approximately $14 million and $14 million, respectively.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Instruments

In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $118.0 million and $108.7 million at December 31, 2011 and 2010, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 4.9% of accounts receivable at December 31, 2011 (5.0% at December 31, 2010). At December 31, 2011, Cooper has approximately 16% of its cash and cash equivalents held at one financial institution. Cooper believes this financial institution to be financially stable.

Fair Value of Financial Instruments Other than Derivatives

Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. Cooper had a book value of approximately $1.43 billion and $1.43 billion for debt instruments at December 31, 2011 and December 31, 2010, respectively. The fair value of these debt instruments, as represented primarily by quoted market prices, was approximately $1.55 billion and $1.52 billion at December 31, 2011 and 2010, respectively.

NOTE 19: DISCONTINUED OPERATIONS RECEIVABLE AND LIABILITY

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

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On February 1, 2011, Cooper entered into a settlement agreement that following satisfaction of various closing conditions closed on April 5, 2011. The settlement agreement terminated the Mutual Guaranty between Cooper and Pneumo and created a Settlement Trust. As a result of the April 2011 settlement the Company and its subsidiaries have no further obligations under the Mutual Guaranty. Under the settlement agreement, a subsidiary of Cooper will make payments to the Settlement Trust totaling $307.5 million ($250 million was paid at closing and the remainder is due in installments over four years, subject to certain adjustments). Cooper made the $250 million initial payment to the Settlement Trust on April 5, 2011. Other payments due under the settlement agreement total approximately $49.6 million, after certain reductions for indemnity and defense payments made by Cooper subsequent to the February 1, 2011 settlement agreement and prior to the closing on April 5, 2011. At December 31, 2011, the remaining payments are due in installments in April of each year as follows: $9.1 million in 2012, $17.0 million in 2013, and $11.75 million in each of 2014 and 2015.

As discussed above, Cooper had previously recorded an estimated accrual on an undiscounted basis for pending and future indemnity and defense costs under the Mutual Guaranty. In addition, Cooper had recorded receivables for related insurance recoveries where insurance-in-place agreements, settlements or policy recoveries were considered probable. As a result of the settlement agreement, Cooper adjusted its previously recorded net liability in the first quarter of 2011 for its obligations under the Mutual Guaranty to the amounts payable under the settlement agreement and related unpaid legal expenses resulting in the recognition of an after-tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense. Cooper also has approximately $8.9 million in receivables for non-Abex related insurance recoveries remaining on the balance sheet at December 31, 2011 due through 2014 under previously recognized insurance settlements.

The following table presents the cash activity related to these discontinued operations assets and liabilities.

	Year Ended December 31
	2011	2010	2009
	(in millions)
Cash Flow:
Indemnity and defense payments	$(10.5)	$(35.2)	$(29.9)
Insurance recoveries	14.9	15.7	54.6
Payment to Pneumo Settlement Trust	(250.0)	—	—
Other	(1.1)	(2.2)	(0.7)

Net cash flow related to discontinued operations assets and liabilities	$(246.7)	$(21.7)	$24.0

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 20: UNAUDITED QUARTERLY OPERATING RESULTS

	2011 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,277.7	$1,368.9	$1,389.7	$1,373.1
Cost of sales	843.7	907.1	931.2	930.5
Selling and administrative expenses	250.9	259.7	269.2	259.5
Equity in income of Apex Tool Group, LLC	14.5	14.4	16.0	21.9
Restructuring and other	—	—	—	4.0

Operating earnings	197.6	216.5	205.3	201.0
Interest expense, net	16.3	17.1	16.4	13.4

Income from continuing operations before income taxes	181.3	199.4	188.9	187.6
Income taxes	25.5	38.0	28.7	27.7

Income from continuing operations	155.8	161.4	160.2	159.9
Income related to discontinued operations	190.3	—	—	—

Net income	$346.1	$161.4	$160.2	$159.9

Income per Common share
Basic:
Income from continuing operations	$.94	$.98	$.99	$1.01
Income from discontinued operations	1.16	—	—	—

Net income	$2.10	$.98	$.99	$1.01

Diluted:
Income from continuing operations	$.93	$.96	$.98	$1.00
Income from discontinued operations	1.14	—	—	—

Net income	$2.07	$.96	$.98	$1.00

	2010 (by quarter)
	1	2	3	4
	(in millions, except per share data)
Revenues	$1,228.6	$1,336.7	$1,240.7	$1,259.9
Cost of sales	821.1	895.0	821.6	842.9
Selling and administrative expenses	244.8	255.6	236.7	249.0
Equity in income of Apex Tool Group, LLC	—	—	10.5	12.3
Loss related to contribution of net assets to Apex Tool Group, LLC	—	134.5	—	—
Restructuring and other	3.5	3.0	1.5	—

Operating earnings	159.2	48.6	191.4	180.3
Interest expense, net	12.4	11.5	12.3	13.2

Income from continuing operations before income taxes	146.8	37.1	179.1	167.1
Income taxes	28.2	(4.5)	37.4	25.2

Income from continuing operations	118.6	41.6	141.7	141.9
Income related to discontinued operations	—	—	—	—

Net income	$118.6	$41.6	$141.7	$141.9

Income per Common share
Basic:
Income from continuing operations	$.71	$.25	$.86	$.87
Income from discontinued operations	—	—	—	—

Net income	$.71	$.25	$.86	$.87

Diluted:
Income from continuing operations	$.70	$.25	$.85	$.85
Income from discontinued operations	—	—	—	—

Net income	$.70	$.25	$.85	$.85

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 21: CONSOLIDATING FINANCIAL INFORMATION

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

Consolidating Income Statements

Year Ended December 31, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$3,485.2	$2,667.0	$(742.8)	$5,409.4
Cost of sales	0.1	(2.6)	2,444.9	1,912.9	(742.8)	3,612.5
Selling and administrative expenses	1.0	113.7	521.1	455.4	(51.9)	1,039.3
Equity in income of Apex Tool Group, LLC	—	—	—	66.8	—	66.8
Restructuring and other	—	—	—	4.0	—	4.0
Interest expense, net	—	66.3	—	(3.1)	—	63.2
Equity in earnings of subsidiaries, net of tax	778.1	523.7	647.4	600.3	(2,549.5)	—
Intercompany income (expense)	(1.4)	(75.5)	(145.2)	222.0	0.1	—

Income (loss) from continuing operations before income taxes	775.6	270.8	1,021.4	1,186.9	(2,497.5)	757.2
Income tax expense (benefit)	(0.1)	(106.8)	141.5	85.3	—	119.9

Income from continuing operations	775.7	377.6	879.9	1,101.6	(2,497.5)	637.3
Income from discontinued operations, net of tax	—	—	—	190.3	—	190.3

Net income	$775.7	$377.6	$879.9	$1,291.9	$(2,497.5)	$827.6

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating Income Statements

Year Ended December 31, 2010

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$3,126.9	$2,608.3	$(669.3)	$5,065.9
Cost of sales	—	(0.4)	2,212.8	1,837.5	(669.3)	3,380.6
Selling and administrative expenses	2.2	121.4	476.0	444.6	(58.1)	986.1
Equity in income of Apex Tool Group, LLC	—	—	—	22.8	—	22.8
Loss related to contribution of net assets to Apex Tool Group, LLC	—	2.4	—	131.6	0.5	134.5
Restructuring and other	—	—	3.8	4.2	—	8.0
Interest expense, net	—	50.1	—	(0.7)	—	49.4
Equity in earnings of subsidiaries, net of tax	285.7	227.7	427.2	46.5	(987.1)	—
Intercompany income (expense)	(0.3)	(85.7)	(162.3)	246.9	1.4	—

Income (loss) from continuing operations before income taxes	283.2	(31.5)	699.2	507.3	(928.1)	530.1
Income tax expense (benefit)	—	(78.1)	113.3	51.1	—	86.3

Income from continuing operations	283.2	46.6	585.9	456.2	(928.1)	443.8
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	$283.2	$46.6	$585.9	$456.2	$(928.1)	$443.8

Consolidating Income Statements

Year Ended December 31, 2009

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$2,971.3	$2,537.4	$(439.1)	$5,069.6
Cost of sales	—	(2.2)	2,140.6	1,784.5	(439.1)	3,483.8
Selling and administrative expenses	—	71.4	474.8	480.7	(15.1)	1,011.8
Restructuring and other	—	1.5	8.6	19.8	—	29.9
Interest expense, net	—	47.3	0.3	13.8	—	61.4
Equity in earnings of subsidiaries, net of tax	83.5	216.8	605.3	200.7	(1,106.3)	—
Intercompany income (expense)	(0.1)	7.2	(162.0)	258.6	(103.7)	—

Income (loss) from continuing operations before income taxes	83.4	106.0	790.3	697.9	(1,194.9)	482.7
Income tax expense (benefit)	—	(94.7)	85.8	78.0	—	69.1

Income from continuing operations	83.4	200.7	704.5	619.9	(1,194.9)	413.6
Income from discontinued operations, net of tax	—	—	—	25.5	—	25.5

Net income	$83.4	$200.7	$704.5	$645.4	$(1,194.9)	$439.1

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating Balance Sheets

December 31, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Cash and cash equivalents	$20.8	$276.9	$0.6	$378.3	$—	$676.6
Receivables, less allowances	—	0.5	253.0	625.3	—	878.8
Inventories	—	—	235.0	231.3	—	466.3
Current discontinued operations receivable	—	—	—	3.8	—	3.8
Other current assets	0.8	70.6	40.9	153.6	—	265.9

Total current assets	21.6	348.0	529.5	1,392.3	—	2,291.4

Property, plant and equipment, less accumulated depreciation	—	36.3	324.4	264.7	—	625.4
Investment in Apex Tool Group, LLC	—	—	—	521.9	—	521.9
Investment in subsidiaries	1,093.5	3,432.0	5,266.0	4,709.6	(14,501.1)	—
Investment in parent	—	3,428.0	—	312.7	(3,740.7)	—
Intercompany accounts receivable	113.3	—	1,238.2	1,034.3	(2,385.8)	—
Intercompany notes receivable	9,564.5	550.9	6,976.9	4,003.6	(21,095.9)	—
Goodwill	—	—	1,295.7	1,217.8	—	2,513.5
Other intangible assets, less accumulated amortization	—	—	88.9	291.5	—	380.4
Long-term discontinued operations receivable	—	—	—	5.1	—	5.1
Other noncurrent assets	0.4	(2.4)	0.9	111.0	—	109.9

Total assets	$10,793.3	$7,792.8	$15,720.5	$13,864.5	$(41,723.5)	$6,447.6

Short-term debt	$—	$—	$—	$6.4	$—	$6.4
Accounts payable	46.3	25.3	214.0	217.0	—	502.6
Accrued liabilities	1.0	94.0	228.2	293.6	(1.5)	615.3
Current discontinued operations liability	—	—	—	9.3	—	9.3
Current maturities of long-term debt	—	325.0	—	—	—	325.0

Total current liabilities	47.3	444.3	442.2	526.3	(1.5)	1,458.6

Long-term debt	—	1,094.7	—	1.5	—	1,096.2
Intercompany accounts payable	—	2,385.8	—	—	(2,385.8)	—
Intercompany notes payable	419.1	1,815.1	1,845.4	17,016.3	(21,095.9)	—
Long-term discontinued operations liability	—	—	—	40.5	—	40.5
Other long-term liabilities	—	(48.1)	218.3	146.1	—	316.3

Total liabilities	466.4	5,691.8	2,505.9	17,730.7	(23,483.2)	2,911.6

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.0	335.1	(3,207.1)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	10,274.1	824.0	6,303.6	(8,540.2)	(8,861.5)	—
Retained earnings	729.6	1,428.6	4,220.5	4,340.7	(6,297.6)	4,421.8
Treasury stock	(671.6)	—	—	—	—	(671.6)
Accumulated other comprehensive income (loss)	(6.9)	(151.6)	(190.7)	(259.6)	392.9	(215.9)

Total shareholders’ equity	10,326.9	2,101.0	13,214.6	(3,866.2)	(18,240.3)	3,536.0

Total liabilities and shareholders’ equity	$10,793.3	$7,792.8	$15,720.5	$13,864.5	$(41,723.5)	$6,447.6

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating Balance Sheets

December 31, 2010

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Cash and cash equivalents	$63.2	$36.8	$2.6	$932.7	$—	$1,035.3
Receivables, less allowances	—	2.5	218.7	574.7	—	795.9
Inventories	—	—	234.7	204.2	—	438.9
Current discontinued operations receivable	—	—	—	13.0	—	13.0
Other current assets	0.6	72.4	30.7	103.8	—	207.5

Total current assets	63.8	111.7	486.7	1,828.4	—	2,490.6

Property, plant and equipment, less accumulated depreciation	—	42.1	316.8	249.4	—	608.3
Investment in Apex Tool Group, LLC	—	—	—	511.3	—	511.3
Investment in subsidiaries	3,035.5	2,923.6	4,608.9	741.6	(11,309.6)	—
Investment in parent	—	3,428.1	—	312.7	(3,740.8)	—
Intercompany accounts receivable	71.9	—	1,974.1	1,244.2	(3,290.2)	—
Intercompany notes receivable	40.0	1,674.8	3,348.3	5,394.7	(10,457.8)	—
Goodwill	—	—	1,288.3	1,068.2	—	2,356.5
Other intangible assets, less accumulated amortization	—	—	85.7	247.9	—	333.6
Long-term discontinued operations receivable	—	—	—	150.6	—	150.6
Other noncurrent assets	—	13.1	(178.2)	382.8		217.7

Total assets	$3,211.2	$8,193.4	$11,930.6	$12,131.8	$(28,798.4)	$6,668.6

Short-term debt	$—	$—	$—	$7.7	$—	$7.7
Accounts payable	44.7	20.3	201.8	195.8	—	462.6
Accrued liabilities	1.2	66.3	210.4	233.6	(1.4)	510.1
Current discontinued operations liability	—	—	—	45.4	—	45.4
Current maturities of long-term debt	—	—	—	0.6	—	0.6

Total current liabilities	45.9	86.6	412.2	483.1	(1.4)	1,026.4

Long-term debt	—	1,418.5	—	1.9	—	1,420.4
Intercompany accounts payable	—	3,290.2	—	—	(3,290.2)	—
Intercompany notes payable	419.7	1,587.2	4,436.2	4,014.7	(10,457.8)	—
Long-term discontinued operations liability	—	—	—	701.7	—	701.7
Other long-term liabilities	—	103.6	54.5	155.9	—	314.0

Total liabilities	465.6	6,486.1	4,902.9	5,357.3	(13,749.4)	3,462.5

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.1	335.1	(3,207.2)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	2,811.0	770.4	1,936.7	2,106.3	(7,624.4)	—
Retained earnings	145.0	1,049.4	2,288.5	4,133.5	(3,957.7)	3,658.7
Treasury stock	(288.6)	—	—	—	—	(288.6)
Accumulated other comprehensive income (loss)	76.5	(112.5)	(78.8)	(58.2)	7.3	(165.7)

Total shareholders’ equity	2,745.6	1,707.3	7,027.7	6,774.5	(15,049.0)	3,206.1

Total liabilities and shareholders’ equity	$3,211.2	$8,193.4	$11,930.6	$12,131.8	$(28,798.4)	$6,668.6

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating Statements of Cash Flows

Year Ended December 31, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$0.2	$(136.4)	$266.3	$431.2	$—	$561.3

Cash flows from investing activities:
Capital expenditures	—	(10.9)	(70.6)	(43.5)	—	(125.0)
Cash paid for acquired businesses	—	—	(23.2)	(281.5)	—	(304.7)
Loans to affiliates	—	(10.5)	—	(1,275.2)	1,285.7	—
Repayments of loans from affiliates	—	1,125.5	—	634.9	(1,760.4)	—
Dividends from affiliates	—	22.0	20.3	—	(42.3)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	16.1	—	16.1

Net cash provided by (used in) investing activities	—	1,126.1	(73.5)	(949.2)	(517.0)	(413.6)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(3.5)	—	(3.5)
Debt issuance costs	(0.5)	(0.6)	—	—	—	(1.1)
Short-term debt, net	—	—	—	(1.5)	—	(1.5)
Borrowings from affiliates	455.2	820.0	—	10.5	(1,285.7)	—
Repayments of loans to affiliates	(42.8)	(592.1)	(1,048.7)	(76.8)	1,760.4	—
Other intercompany financing activities	58.0	(993.2)	853.9	81.3	—	—
Dividends	(187.7)	—	—	—	—	(187.7)
Dividends paid to affiliates	—	—	—	(42.3)	42.3	—
Purchases of treasury shares	(383.0)	—	—	—	—	(383.0)
Purchases of common shares for cancellation	(12.5)	—	—	—	—	(12.5)
Excess tax benefits from stock options and awards	—	16.3	—	—	—	16.3
Proceeds from exercise of stock options and other	70.7	—	—	—	—	70.7

Net cash provided by (used in) financing activities	(42.6)	(749.6)	(194.8)	(32.3)	517.0	(502.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.1)	—	(4.1)

Increase (decrease) in cash and cash equivalents	(42.4)	240.1	(2.0)	(554.4)	—	(358.7)
Cash and cash equivalents, beginning of year	63.2	36.8	2.6	932.7	—	1,035.3

Cash and cash equivalents, end of year	$20.8	$276.9	$0.6	$378.3	$—	$676.6

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating Statements of Cash Flows

Year Ended December 31, 2010

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$0.8	$(92.1)	$460.7	$331.1	$—	$700.5

Cash flows from investing activities:
Capital expenditures	—	(5.4)	(48.0)	(45.1)	—	(98.5)
Cash paid for acquired businesses	—	—	—	(93.2)	—	(93.2)
Investments in affiliates	(1.9)	(44.0)	—	(67.9)	113.8	—
Loans to affiliates	(40.0)	(604.1)	—	(1,784.3)	2,428.4	—
Repayments of loans from affiliates	—	447.3	0.5	1,384.1	(1,831.9)	—
Dividends from affiliates	—	1.9	23.8	780.2	(805.9)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	4.6	—	4.6

Net cash provided by (used in) investing activities	(41.9)	(204.3)	(23.7)	178.4	(95.6)	(187.1)

Cash flows from financing activities:
Proceeds from issuances of long-term debt	—	495.2	—	—	—	495.2
Repayments of long-term debt	—	—	—	(2.3)	—	(2.3)
Debt issuance costs	—	(0.9)	—	—	—	(0.9)
Proceeds from debt derivatives	—	(0.3)	—	—	—	(0.3)
Short-term debt, net	—	—	—	(2.0)	—	(2.0)
Borrowings from affiliates	419.1	600.4	940.9	468.0	(2,428.4)	—
Repayments of loans to affiliates	(154.9)	(404.1)	(1,269.0)	(3.9)	1,831.9	—
Other intercompany financing activities	66.2	381.4	(106.6)	(341.0)	—	—
Dividends	(177.4)	—	—	—	—	(177.4)
Dividends paid to affiliates	—	(780.2)	—	(25.7)	805.9	—
Purchases of treasury shares	(276.1)	—	—	—	—	(276.1)
Excess tax benefits from stock options and awards	—	13.8	—	—	—	13.8
Issuance of stock to affiliates	—	—	—	113.8	(113.8)	—
Proceeds from exercise of stock options and other	81.4	—	—	—	—	81.4

Net cash provided by (used in) financing activities	(41.7)	305.3	(434.7)	206.9	95.6	131.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8.9	—	8.9

Increase (decrease) in cash and cash equivalents	(82.8)	8.9	2.3	725.3	—	653.7
Cash and cash equivalents, beginning of year	146.0	27.9	0.3	207.4	—	381.6

Cash and cash equivalents, end of year	$63.2	$36.8	$2.6	$932.7	$—	$1,035.3

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidating Statements of Cash Flows

Year Ended December 31, 2009

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$0.4	$(11.3)	$386.3	$376.5	$—	$751.9

Cash flows from investing activities:
Capital expenditures	—	(18.4)	(62.0)	(46.3)	—	(126.7)
Cash paid for acquired businesses	—	(10.7)	(42.3)	(8.4)	—	(61.4)
Investments in affiliates	—	(46.8)	(0.1)	—	46.9	—
Loans to affiliates	—	(620.7)	(8.7)	(2,072.3)	2,701.7	—
Repayments of loans from affiliates	—	467.7	5.0	1,720.5	(2,193.2)	—
Dividends from affiliates	—	107.9	42.5	8.0	(158.4)	—
Proceeds from short-term investments	—	22.9	—	—	—	22.9
Proceeds from sales of property, plant and equipment and other	—	—	—	7.4	—	7.4

Net cash provided by (used in) investing activities	—	(98.1)	(65.6)	(391.1)	397.0	(157.8)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(8.0)	(275.1)	—	(283.1)
Debt issuance costs	—	(1.8)	—	—	—	(1.8)
Short-term debt, net	—	—	—	(16.5)	—	(16.5)
Borrowings from affiliates	154.7	112.1	2,394.4	40.5	(2,701.7)	—
Repayments of loans to affiliates	—	(46.6)	(2,070.6)	(76.0)	2,193.2	—
Other intercompany financing activities	(12.5)	(10.7)	(340.7)	363.9	—	—
Dividends	—	—	(167.4)	—	—	(167.4)
Dividends paid to affiliates	—	—	(107.6)	(50.8)	158.4	—
Purchases of treasury shares	(12.5)	—	—	—	—	(12.5)
Purchases of common shares for cancellation	—	—	(26.0)	—	—	(26.0)
Excess tax benefits from stock options and awards	—	2.7	—	—	—	2.7
Issuance of stock to affiliates	—	—	—	46.9	(46.9)	—
Proceeds from exercise of stock options and other	15.9	—	4.2	—	—	20.1

Net cash provided by (used in) financing activities	145.6	55.7	(321.7)	32.9	(397.0)	(484.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	13.2	—	13.2

Increase (decrease) in cash and cash equivalents	146.0	(53.7)	(1.0)	31.5	—	122.8
Cash and cash equivalents, beginning of year	—	81.6	1.3	175.9	—	258.8

Cash and cash equivalents, end of year	$146.0	$27.9	$0.3	$207.4	$—	$381.6