Form 10-Q
period 2012-03-31
Cooper Industries plc
filed 2012-05-04
CIK 1141982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-31330

Cooper Industries plc

(Exact name of registrant as specified in its charter)

Ireland	98-0632292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit F10, Maynooth Business Campus Maynooth, Ireland	0
(Address of principal executive offices)	(Zip Code)

+353 (1) 6292222

(Registrant’s telephone number, including area code)

5 Fitzwilliam Square

Dublin 2, Ireland

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

Yes  ☐    No  ☒

Number of registrant’s common shares outstanding as of March 31, 2012 was 159,069,645.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER INDUSTRIES PLC

CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share data)
Revenues	$1,403.6	$1,277.7
Cost of sales	922.3	843.7
Selling and administrative expenses	284.1	250.9
Equity in income of Apex Tool Group, LLC	14.3	14.5

Operating earnings	211.5	197.6
Interest expense, net	14.6	16.3

Income from continuing operations before income taxes	196.9	181.3
Income taxes expense	36.2	25.5

Income from continuing operations	160.7	155.8
Income related to discontinued operations, net of income taxes	—	190.3

Net income	$160.7	$346.1

Income per common share:
Basic:
Income from continuing operations	$1.01	$.94
Income from discontinued operations	—	1.16

Net income	$1.01	$2.10

Diluted:
Income from continuing operations	$1.00	$.93
Income from discontinued operations	—	1.14

Net income	$1.00	$2.07

Cash dividends declared per common share	$.31	$.29

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share data)
Net income	$160.7	$346.1
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans	2.1	1.8
Derivative instruments	—	1.9
Foreign currency items	43.2	32.4

Other comprehensive income	45.3	36.1

Comprehensive income	$206.0	$382.2

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011 (Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$616.5	$676.6
Receivables, less allowances	961.4	878.8
Inventories	534.1	466.3
Current discontinued operations receivable	3.8	3.8
Other current assets	231.2	265.9

Total current assets	2,347.0	2,291.4

Property, plant and equipment, less accumulated depreciation	640.3	625.4
Investment in Apex Tool Group, LLC	549.9	521.9
Goodwill	2,569.5	2,513.5
Other intangible assets, less accumulated amortization	417.3	380.4
Long-term discontinued operations receivable	5.0	5.1
Other noncurrent assets	112.5	109.9

Total assets	$6,641.5	$6,447.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$6.7	$6.4
Accounts payable	557.3	502.6
Accrued liabilities	549.3	615.3
Current discontinued operations liability	9.2	9.3
Current maturities of long-term debt	325.3	325.0

Total current liabilities	1,447.8	1,458.6

Long-term debt	1,096.4	1,096.2
Long-term discontinued operations liability	40.5	40.5
Other long-term liabilities	341.1	316.3

Total liabilities	2,925.8	2,911.6

Common stock, $.01 par value	1.7	1.7
Retained earnings	4,556.2	4,421.8
Treasury stock	(671.6)	(671.6)
Accumulated other comprehensive loss	(170.6)	(215.9)

Total shareholders’ equity	3,715.7	3,536.0

Total liabilities and shareholders’ equity	$6,641.5	$6,447.6

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$160.7	$346.1
Less: Income related to discontinued operations	—	190.3

Income from continuing operations	160.7	155.8
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	34.1	31.6
Deferred income taxes	(17.1)	(8.7)
Excess tax benefits from stock options and awards	(6.9)	(7.3)
Distribution of earnings from Apex Tool Group, LLC	5.0	5.4
Equity in income of Apex Tool Group, LLC	(14.3)	(14.5)
Changes in assets and liabilities: (1)
Receivables	(70.6)	(78.5)
Inventories	(60.1)	(43.7)
Accounts payable and accrued liabilities	(22.4)	(45.3)
Discontinued operations assets and liabilities, net	—	0.9
Other assets and liabilities, net	43.3	4.3

Net cash provided by operating activities	51.7	—

Cash flows from investing activities:
Capital expenditures	(33.8)	(25.8)
Cash paid for acquired businesses	(57.3)	(1.8)
Proceeds from sales of property, plant and equipment and other	0.3	0.2

Net cash used in investing activities	(90.8)	(27.4)
Cash flows from financing activities:
Repayments of long-term debt	(0.1)	(2.5)
Short-term debt, net	0.2	9.5
Dividends	(45.8)	(44.8)
Purchases of treasury shares	—	(7.9)
Purchases of common shares for cancellation	(7.4)	—
Excess tax benefits from stock options and awards	6.9	7.3
Proceeds from exercise of stock options and other	17.0	33.4

Net cash used in financing activities	(29.2)	(5.0)
Effect of exchange rate changes on cash and cash equivalents	8.2	5.5

Decrease in cash and cash equivalents	(60.1)	(26.9)
Cash and cash equivalents, beginning of period	676.6	1,035.3

Cash and cash equivalents, end of period	$616.5	$1,008.4

(1)	Net of the effects of acquisitions and translation.

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Accounting Policies

Basis of Presentation—The consolidated financial statements of Cooper Industries plc, an Irish company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from Cooper’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding Cooper’s accounting policies, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2011 included in Part IV of Cooper’s 2011 Annual Report on Form 10-K.

Note 2. Acquisitions

Cooper has completed a number of acquisitions that were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. In the three month period ended March 31, 2012, Cooper completed two acquisitions, one in each of the Energy and Safety Solutions segment and the Electrical Products Group segment. During the year ended December 31, 2011 Cooper completed seven acquisitions, three in the Energy and Safety Solutions segment and four in the Electrical Products Group, and also acquired certain other intangible assets in the Electrical Products Group.

The acquisition date fair value of the total consideration for the 2012 transactions was approximately $59.6 million and resulted in the preliminary recognition of aggregate goodwill of $27.2 million, substantially all of which is not expected to be deductible for tax purposes. The goodwill arising from the 2012 transactions includes $14.5 million related to the Electrical Products Group segment and $12.7 million related to the Energy and Safety Solutions segment. The goodwill arises because the purchase price reflects a number of factors including the future earnings and cash flow potential of these businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations. The transactions consummated in 2012 also resulted in the preliminary recognition of $38.6 million in other intangible assets consisting primarily of customer relationships, technology and trademarks. All of these identifiable intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 3 to 15 years with a weighted average amortization period of approximately 10 years.

The results of operations of acquisitions are included in the consolidated income statements since the respective acquisition dates. Pro-forma income from continuing operations and diluted earnings per share for the three months ended March 31, 2012 and 2011, assuming the acquisitions had occurred at the beginning of 2011, would not be materially different from reported results.

Note 3. Inventories

	March 31, 2012	December 31, 2011
	(in millions)
Raw materials	$222.2	$194.8
Work-in-process	131.1	110.1
Finished goods	311.5	295.2
Perishable tooling and supplies	6.9	7.1

	671.7	607.2
Allowance for excess and obsolete inventory	(70.8)	(65.8)
Excess of FIFO costs over LIFO costs	(66.8)	(75.1)

Net inventories	$534.1	$466.3

Note 4. Goodwill

Cooper has goodwill of $2.57 billion and $2.51 billion at March 31, 2012 and December 31, 2011, respectively. Cooper completed its annual impairment tests for each reporting unit’s goodwill as of January 1, 2012. The results of step one of these goodwill impairment tests did not require the completion of step two of the test for any reporting unit.

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

The U.S. Federal Government has enacted legislation intended to deny certain federal funding and government contracts to U.S. companies that reincorporate outside the United States, including Section 745 of the Consolidated Appropriations Act, 2008 (Public Law 110-161), Section 724(c) of the Transportation, Treasury, Housing and Urban Development, the Judiciary, and Independent Agencies Appropriations Act, 2006 (Public Law 109-115), and 6 U.S.C. 395(b) of The Homeland Security Act. In 2008 Cooper self-reported to the Department of Defense certain transactions aggregating approximately $8 million with U.S. government entities which may be subject to the legislation. At the time of this filing, it is not possible to determine whether any fines or penalties may be assessed against Cooper.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes amounts related to sites owned by Cooper, retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper is a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount actually accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Cooper had an accrual of $41.3 million at March 31, 2012 related to potential environmental liabilities, including $10.9 million classified as a long-term liability.

Note 6. Debt

At March 31, 2012, Cooper has $6.7 million of short-term debt and has no commercial paper borrowings outstanding. At March 31, 2012, Cooper has $500 million available under its five-year committed bank credit facility that matures in May 2016.

Note 7. Shareholders’ Equity

Cooper Industries plc had common shares, $.01 par value outstanding of 159,069,645 (net of 14,325,562 treasury shares) and 158,314,748 (net of 14,325,562 treasury shares) at March 31, 2012 and December 31, 2011, respectively. During the first quarter of 2012, Cooper issued 879,710 common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the first quarter of 2012, Cooper repurchased and cancelled 124,813 common shares at an average price per share of $59.00 under the Board of Directors authorization discussed below.

On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of ten million shares of common stock and increased the share repurchase authorization by ten million shares on November 1, 2011. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2012 Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans. Cooper may continue to repurchase shares under these authorizations from time to time during 2012. The decision whether to do so will depend on the favorability of market conditions, as well as potential cash requirements for acquisitions and debt repayments. As of March 31, 2012, 16,054,582 shares remain available to be repurchased under the authorizations by the Board of Directors.

Note 8. Segment Information

	Revenues		Operating Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(in millions)
Energy and Safety Solutions	$751.7	$680.8	$126.2	$116.3
Electrical Products Group	651.9	596.9	92.4	88.6

Total segments	$1,403.6	$1,277.7	218.6	204.9

General Corporate expense			21.4	21.8
Equity in income of Apex Tool Group, LLC			14.3	14.5
Interest expense, net			14.6	16.3

Income from continuing operations before income taxes			$196.9	$181.3

Note 9. Stock-Based Compensation

During the three month period ended March 31, 2012 Cooper granted 1,092,170 stock option awards, 358,468 performance-based shares and 52,253 restricted stock units. As of March 31, 2012, 9,655,622 shares were available for future grants under the 2011 Incentive Plan. Total compensation expense for all share-based compensation arrangements was $8.8 million and $9.3 million for the three month periods ended March 31, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $3.5 million and $3.6 million for the three month periods ended March 31, 2012 and 2011, respectively.

Note 10. Income Taxes

The effective tax rate from continuing operations was 18.4% for the three months ended March 31, 2012 and 14.1% for the three months ended March 31, 2011. Income tax expense from continuing operations was reduced by $9.7 million during the quarter ended March 31, 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. Excluding these discrete tax adjustments, Cooper’s effective tax rate for the quarter ended March 31, 2011 was 19.4%.

Net deferred taxes recognized in the balance sheet consist of:

	March 31 2012	December 31, 2011
	(in millions)
Other current assets	$77.9	$69.8
Other long-term liabilities	(91.4)	(67.4)

	$(13.5)	$2.4

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

Cooper is under examination by various United States State and Local taxing authorities, as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2010 and, with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 2005. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.

At March 31, 2012 and December 31, 2011, Cooper has a foreign deferred tax asset of approximately $1.1 billion and $1.0 billion, respectively, relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. Although this net operating loss carryforward deferred tax asset has an indefinite life, a corresponding valuation allowance for the same amount has been recognized because management believes at this time it is more likely than not that there will not be sufficient taxable income in the future to realize this net operating loss carryforward in the foreign jurisdiction.

Cooper has unrecognized gross tax benefits of $9.3 million at March 31, 2012. Approximately $6.1 million of the unrecognized tax benefits would favorably impact the effective tax rate if recognized. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $1 to $4 million could be recognized during the next 12 months as audits close and statutes expire.

Note 11. Pension and Other Postretirement Benefits

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.6	$0.6	$—	$—
Interest cost	7.2	8.4	0.6	0.9
Expected return on plan assets	(10.7)	(10.9)	—	—
Amortization of prior service cost	(0.7)	(0.7)	(0.5)	(0.5)
Recognized actuarial (gain) loss	5.3	4.9	(1.1)	(0.8)

Net periodic benefit cost (gain)	$1.7	$2.3	$(1.0)	$(0.4)

Note 12. Net Income Per Common Share

	Basic		Diluted
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(in millions)
Income from continuing operations	$160.7	$155.8	$160.7	$155.8
Income from discontinued operations	—	190.3	—	190.3

Net income applicable to common stock	$160.7	$346.1	$160.7	$346.1

Weighted average common shares outstanding	159.0	165.0	159.0	165.0

Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards			1.9	2.6

Weighted average common shares and common share equivalents			160.9	167.6

Options and employee awards are not considered in the calculations if the effect would be anti-dilutive. Anti-dilutive options and employee awards of 2.3 million and 1.5 million shares were excluded in the period ended March 31, 2012 and 2011 respectively.

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

Assets and liabilities measured on a recurring basis at fair value using Level 2 inputs and a market approach are as follows:

	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Short-term currency forward exchange contracts	$60.7	$50.2	$75.3	$64.4
Short-term commodity swaps	0.7	0.8	0.1	1.2
Short-term cross-currency swaps	—	35.0	—	27.8

Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing assets of approximately $34.4 and $39.5 million and liabilities of $23.9 and $29.1 million at March 31, 2012 and December 31, 2011, respectively are not designated as hedging instruments.

The fair value of currency forward exchange contracts, commodity swaps and the cross-currency swaps are determined based on pricing models that use inputs from actively quoted markets that are readily accessible and observable. There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in 2012 or 2011.

Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the three months ended March 31, 2012 and 2011. For commodity swaps, Cooper recognized, in cost of sales, a net loss of less than $0.1 million in the three months ended March 31, 2012 and a net gain of $1.2 million in the three months ended March 31, 2011. At March 31,

2012 Cooper estimates that approximately $1.0 million of net losses on derivative instruments designated as cash flow hedges will be reclassified from accumulated other comprehensive income included in shareholders’ equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the three months ended March 31, 2012 and 2011 was not material.

The table below summarizes the U. S. dollar equivalent contractual amount of forward exchange contracts.

	March 31, 2012	December 31, 2011
	(in millions)
U.S. Dollar	$616.9	$572.2
Euro	333.0	369.8
British Pound Sterling	149.5	144.9
Other	20.8	21.5

	$1,120.2	$1,108.4

The contractual amount of commodity swap contracts at March 31, 2012 and December 31, 2011 was approximately $23 million and $14 million, respectively.

Other Instruments

In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $119.6 million and $118.0 million at March 31, 2012 and December 31, 2011, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 5.2% of accounts receivable at March 31, 2012 (4.9% at December 31, 2011). At March 31, 2012, Cooper has approximately 34% of its cash and cash equivalents held at two financial institutions. Cooper believes these financial institutions to be financially stable.

Fair Value of Financial Instruments Other than Derivatives

Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. Cooper had a book value of approximately $1.43 billion and $1.43 billion for debt instruments at March 31, 2012 and December 31, 2011, respectively. The fair value of these debt instruments was approximately $1.56 billion and $1.55 billion at March 31, 2012 and December 31, 2011, respectively based on a market approach using Level 2 inputs represented primarily by quoted market prices for similar instruments.

Note 14. Discontinued Operations Receivable and Liability

In October 1998 Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries were sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper had to Pneumo pursuant to a 1994 Mutual Guaranty Agreement (the “Mutual Guaranty”) between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. On February 1, 2011, Cooper entered into a settlement agreement that closed on April 5, 2011 resolving Cooper’s liability under the Mutual Guaranty with Pneumo. The settlement agreement terminated the Mutual Guaranty between Cooper and Pneumo and created a Settlement Trust. As a result of the April 2011 settlement the Company and its subsidiaries have no further obligations under the Mutual Guaranty. Cooper made the $250 million initial payment to the Settlement Trust on April 5, 2011. Remaining payments due under the settlement agreement total approximately $49.6 million and are due in installments in April of each year as follows: $9.1 million in 2012, $17.0 million in 2013, and $11.75 million in each of 2014 and 2015.

As discussed further in Note 19 of the Notes to Consolidated Financial Statements included in Cooper’s 2011 Annual Report on Form 10-K, Cooper adjusted its previously recorded net liability in the first quarter of 2011 for its obligations under the Mutual Guaranty to the amounts payable under the settlement agreement and related unpaid legal expenses resulting in the recognition of an after-tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense. Cooper also has approximately $8.8 million in receivables for non-Abex related insurance recoveries remaining on the balance sheet at March 31, 2012 due through 2014 under previously recognized insurance settlements.

Note 15. Consolidating Financial Information

Cooper Industries plc along with Cooper Industries, Ltd. and certain of Cooper’s principal U.S. operating subsidiaries (the “Guarantors”) fully and unconditionally guarantee, on a joint and several basis, the registered debt securities of Cooper US, Inc. The following condensed consolidating financial information is included so that the separate financial statements of Cooper US, Inc. or the Guarantors are not required to be filed with the Securities and Exchange Commission. The consolidating financial statements present investments in subsidiaries using the equity method of accounting.

Consolidating Statements of Comprehensive Income

Three Months Ended March 31, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$915.8	$696.4	$(208.6)	$1,403.6
Cost of sales	—	(0.3)	631.6	499.6	(208.6)	922.3
Selling and administrative expenses	(0.2)	51.5	143.5	125.1	(35.8)	284.1
Equity in income of Apex Tool Group, LLC	—	—	—	14.3	—	14.3
Interest expense, net	—	16.0	—	(1.4)	—	14.6
Equity in earnings of subsidiaries, net of tax	124.9	82.6	14.3	40.5	(262.3)	—
Intercompany income (expense)	(0.4)	(21.0)	(37.6)	58.8	0.2	—

Income (loss) from continuing operations before income taxes	124.7	(5.6)	117.4	186.7	(226.3)	196.9
Income tax expense (benefit)	—	(22.5)	41.3	17.4	—	36.2

Income from continuing operations	124.7	16.9	76.1	169.3	(226.3)	160.7
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net Income	124.7	16.9	76.1	169.3	(226.3)	160.7
Other comprehensive income (loss)	45.3	16.2	45.4	97.9	(159.5)	45.3

Comprehensive income	$170.0	$33.1	$121.5	$267.2	$(385.8)	$206.0

Consolidating Statements of Comprehensive Income

Three Months Ended March 31, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$836.6	$619.5	$(178.4)	$1,277.7
Cost of sales	—	(0.6)	586.3	436.4	(178.4)	843.7
Selling and administrative expenses	—	44.3	126.0	106.6	(26.0)	250.9
Equity in income of Apex Tool Group, LLC	—	—	—	14.5	—	14.5
Interest expense, net	—	16.5	—	(0.2)	—	16.3
Equity in earnings of subsidiaries, net of tax	320.3	244.4	290.1	199.0	(1,053.8)	—
Intercompany income (expense)	(0.4)	(17.1)	(41.5)	58.8	0.2	—

Income (loss) from continuing operations before income taxes	319.9	167.1	372.9	349.0	(1,027.6)	181.3
Income tax expense (benefit)	—	(31.9)	36.2	21.2	—	25.5

Income from continuing operations	319.9	199.0	336.7	327.8	(1,027.6)	155.8
Income from discontinued operations, net of tax	—	—	—	190.3	—	190.3

Net Income	319.9	199.0	336.7	518.1	(1,027.6)	346.1
Other comprehensive income (loss)	2.8	2.6	39.3	32.8	(41.4)	36.1

Comprehensive income	$322.7	$201.6	$376.0	$550.9	$(1,069.0)	$382.2

Consolidating Balance Sheets

March 31, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Cash and cash equivalents	$50.6	$214.5	$1.2	$350.2	$—	$616.5
Receivables, less allowances	—	0.8	274.9	685.7	—	961.4
Inventories	—	—	271.9	262.2	—	534.1
Current discontinued operations receivable	—	—	—	3.8	—	3.8
Other current assets	0.5	43.9	50.6	136.2	—	231.2

Total current assets	51.1	259.2	598.6	1,438.1	—	2,347.0

Property, plant and equipment, less accumulated depreciation	—	35.1	321.9	283.3	—	640.3
Investment in Apex Tool Group, LLC	—	—	—	549.9	—	549.9
Investment in subsidiaries	1,263.8	3,529.8	5,333.4	4,709.5	(14,836.5)	—
Investment in parent	—	3,428.0	—	312.7	(3,740.7)	—
Intercompany accounts receivable	133.0	—	1,217.2	1,023.1	(2,373.3)	—
Intercompany notes receivable	9,564.5	560.5	6,976.9	4,047.2	(21,149.1)	—
Goodwill	—	—	1,295.7	1,273.8	—	2,569.5
Other intangible assets, less accumulated amortization	—	—	89.0	328.3	—	417.3
Long-term discontinued operations receivable	—	—	—	5.0	—	5.0
Other noncurrent assets	0.3	(3.5)	1.8	113.9	—	112.5

Total assets	$11,012.7	$7,809.1	$15,834.5	$14,084.8	$(42,099.6)	$6,641.5

Short-term debt	$—	$—	$—	$6.7	$—	$6.7
Accounts payable	49.7	24.3	237.0	246.3	—	557.3
Accrued liabilities	0.9	85.0	191.9	273.2	(1.7)	549.3
Current discontinued operations liability	—	—	—	9.2	—	9.2
Current maturities of long-term debt	—	325.0	—	0.3	—	325.3

Total current liabilities	50.6	434.3	428.9	535.7	(1.7)	1,447.8

Long-term debt	—	1,095.0	—	1.4	—	1,096.4
Intercompany accounts payable	—	2,373.3	—	—	(2,373.3)	—
Intercompany notes payable	462.7	1,815.1	1,845.4	17,025.9	(21,149.1)	—
Long-term discontinued operations liability	—	—	—	40.5	—	40.5
Other long-term liabilities	—	(49.8)	217.4	173.5	—	341.1

Total liabilities	513.3	5,667.9	2,491.7	17,777.0	(23,524.1)	2,925.8

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.0	335.1	(3,207.1)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	10,326.3	830.9	6,310.5	(8,633.6)	(8,834.1)	—
Retained earnings	804.6	1,445.7	4,296.4	4,510.2	(6,500.7)	4,556.2
Treasury stock	(671.6)	—	—	—	—	(671.6)
Accumulated other comprehensive income (loss)	38.4	(135.4)	(145.3)	(161.7)	233.4	(170.6)

Total shareholders’ equity	10,499.4	2,141.2	13,342.8	(3,692.2)	(18,575.5)	3,715.7

Total liabilities and shareholders’ equity	$11,012.7	$7,809.1	$15,834.5	$14,084.8	$(42,099.6)	$6,641.5

Consolidating Balance Sheets

December 31, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Cash and cash equivalents	$20.8	$276.9	$0.6	$378.3	$—	$676.6
Receivables, less allowances	—	0.5	253.0	625.3	—	878.8
Inventories	—	—	235.0	231.3	—	466.3
Current discontinued operations receivable	—	—	—	3.8	—	3.8
Other current assets	0.8	70.6	40.9	153.6	—	265.9

Total current assets	21.6	348.0	529.5	1,392.3	—	2,291.4

Property, plant and equipment, less accumulated depreciation	—	36.3	324.4	264.7	—	625.4
Investment in Apex Tool Group, LLC	—	—	—	521.9	—	521.9
Investment in subsidiaries	1,093.5	3,432.0	5,266.0	4,709.6	(14,501.1)	—
Investment in parent	—	3,428.0	—	312.7	(3,740.7)	—
Intercompany accounts receivable	113.3	—	1,238.2	1,034.3	(2,385.8)	—
Intercompany notes receivable	9,564.5	550.9	6,976.9	4,003.6	(21,095.9)	—
Goodwill	—	—	1,295.7	1,217.8	—	2,513.5
Other intangible assets, less accumulated amortization	—	—	88.9	291.5	—	380.4
Long-term discontinued operations receivable	—	—	—	5.1	—	5.1
Other noncurrent assets	0.4	(2.4)	0.9	111.0	—	109.9

Total assets	$10,793.3	$7,792.8	$15,720.5	$13,864.5	$(41,723.5)	$6,447.6

Short-term debt	$—	$—	$—	$6.4	$—	$6.4
Accounts payable	46.3	25.3	214.0	217.0	—	502.6
Accrued liabilities	1.0	94.0	228.2	293.6	(1.5)	615.3
Current discontinued operations liability	—	—	—	9.3	—	9.3
Current maturities of long-term debt	—	325.0	—	—	—	325.0

Total current liabilities	47.3	444.3	442.2	526.3	(1.5)	1,458.6

Long-term debt	—	1,094.7	—	1.5	—	1,096.2
Intercompany accounts payable	—	2,385.8	—	—	(2,385.8)	—
Intercompany notes payable	419.1	1,815.1	1,845.4	17,016.3	(21,095.9)	—
Long-term discontinued operations liability	—	—	—	40.5	—	40.5
Other long-term liabilities	—	(48.1)	218.3	146.1	—	316.3

Total liabilities	466.4	5,691.8	2,505.9	17,730.7	(23,483.2)	2,911.6

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.0	335.1	(3,207.1)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	10,274.1	824.0	6,303.6	(8,540.2)	(8,861.5)	—
Retained earnings	729.6	1,428.6	4,220.5	4,340.7	(6,297.6)	4,421.8
Treasury stock	(671.6)	—	—	—	—	(671.6)
Accumulated other comprehensive income (loss)	(6.9)	(151.6)	(190.7)	(259.6)	392.9	(215.9)

Total shareholders’ equity	10,326.9	2,101.0	13,214.6	(3,866.2)	(18,240.3)	3,536.0

Total liabilities and shareholders’ equity	$10,793.3	$7,792.8	$15,720.5	$13,864.5	$(41,723.5)	$6,447.6

Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(0.1)	$(13.0)	$1.1	$63.7	$—	$51.7

Cash flows from investing activities:
Capital expenditures	—	(2.0)	(16.7)	(15.1)	—	(33.8)
Cash paid for acquired businesses	—	—	(0.4)	(56.9)	—	(57.3)
Investments in affiliates	—	—	(7.0)	—	7.0	—
Loans to affiliates	—	—	—	(43.6)	43.6	—
Dividends from affiliates	—	3.1	3.0	—	(6.1)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.3	—	0.3

Net cash provided by (used in) investing activities	—	1.1	(21.1)	(115.3)	44.5	(90.8)

Cash flows from financing activities:
Repayment of long-term debt	—	—	—	(0.1)	—	(0.1)
Short-term debt, net	—	—	—	0.2	—	0.2
Borrowings from affiliates	43.6	—	—	—	(43.6)	—
Other intercompany financing activities	22.5	(57.4)	20.6	14.3	—	—
Dividends	(45.8)	—	—	—	—	(45.8)
Dividends paid to affiliates	—	—	—	(6.1)	6.1	—
Purchases of common shares for cancellation	(7.4)	—	—	—	—	(7.4)
Issuance of stock to affiliates	—	—	—	7.0	(7.0)	—
Excess tax benefits from stock options and awards	—	6.9	—	—	—	6.9
Proceeds from exercise of stock options and other	17.0	—	—	—	—	17.0

Net cash provided by (used in) financing activities	29.9	(50.5)	20.6	15.3	(44.5)	(29.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	8.2	—	8.2

Increase (decrease) in cash and cash equivalents	29.8	(62.4)	0.6	(28.1)	—	(60.1)

Cash and cash equivalents, beginning of period	20.8	276.9	0.6	378.3	—	676.6

Cash and cash equivalents, end of period	$50.6	$214.5	$1.2	$350.2	$—	$616.5

Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(0.3)	$(7.3)	$(43.3)	$50.9	$—	$—

Cash flows from investing activities:
Capital expenditures	—	(3.8)	(13.6)	(8.4)	—	(25.8)
Cash paid for acquired businesses	—	—	(1.9)	0.1	—	(1.8)
Loans to affiliates	—	—	—	(350.0)	350.0	—
Repayments of loans from affiliates	—	—	—	122.1	(122.1)	—
Dividends from affiliates	—	1.0	2.4	—	(3.4)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.2	—	0.2

Net cash provided by (used in) investing activities	—	(2.8)	(13.1)	(236.0)	224.5	(27.4)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(2.5)	—	(2.5)
Short-term debt, net	—	—	—	9.5	—	9.5
Borrowings from affiliates	—	350.0	—	—	(350.0)	—
Repayments of loans to affiliates	—	(122.1)	—	—	122.1	—
Other intercompany financing activities	26.4	28.0	54.6	(109.0)	—	—
Dividends	(44.8)	—	—	—	—	(44.8)
Dividends paid to affiliates	—	—	—	(3.4)	3.4	—
Purchases of treasury shares	(7.9)	—	—	—	—	(7.9)
Excess tax benefits from stock options and awards	—	7.3	—	—	—	7.3
Proceeds from exercise of stock options and other	33.4	—	—	—	—	33.4

Net cash provided by (used in) financing activities	7.1	263.2	54.6	(105.4)	(224.5)	(5.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	5.5	—	5.5

Increase (decrease) in cash and cash equivalents	6.8	253.1	(1.8)	(285.0)	—	(26.9)

Cash and cash equivalents, beginning of period	63.2	36.8	2.6	932.7	—	1,035.3

Cash and cash equivalents, end of period	$70.0	$289.9	$0.8	$647.7	$—	$1,008.4

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

Results of Operations

Three Months Ended March 31, 2012 Compared With Three Months Ended March 31, 2011

Income from continuing operations for the first quarter of 2012 was $160.7 million on revenues of $1,403.6 million compared with 2011 first quarter income from continuing operations of $155.8 million on revenues of $1,277.7 million. First quarter diluted earnings per share from continuing operations increased 8% to $1.00 from $.93 in 2011. During the first quarter of 2011, reported income from continuing operations was increased by $9.7 million or $.06 per share for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations.

Revenues:

Revenues for the first quarter of 2012 increased 9.8% compared to the first quarter of 2011. Core revenues in the first quarter of 2012 were 6.8% higher than the prior year with acquisitions increasing comparable revenues by 3.5% in 2012. Currency translation decreased reported revenues by approximately 0.5% in the first quarter of 2012.

Energy & Safety Solutions segment revenues for the first quarter of 2012 increased 10.4% compared to the first quarter of 2011. Core revenues were 9.7% higher in the first quarter of 2012 as a result of improving demand from Commercial, Industrial and Energy related markets coupled with continued strength in Utility markets. Acquisitions added 1.5% to reported revenues in 2012 while unfavorable currency translation decreased revenues by approximately 0.8% in the quarter.

Electrical Products Group segment revenues increased 9.2% compared to the first quarter of 2011. Core revenues in the first quarter of 2012 were 3.7% higher than the prior year’s first quarter with unfavorable currency translation decreasing reported revenues by 0.2% in the quarter. Acquisitions increased reported revenues by 5.7% in 2012 driven primarily by the July 2011 acquisition of Martek Power. Strong demand from our Industrial and Electronic markets with added demand for energy-efficient technologies such as LED products improved results from the non-residential markets.

Costs and Expenses:

Cost of sales, as a percentage of revenues, was 65.7% for the first quarter of 2012 compared to 66.0% for the comparable 2011 quarter. The decrease in the cost of sales percentage resulted from the favorable impact of higher production volumes, pricing actions which more than offset material price inflation for the period and the positive impact of Cooper’s activities to improve overall cost productivity. This favorable impact was partially offset by the impact of recent acquisitions which had a higher than average cost of sales, as a percentage of revenues.

Energy & Safety Solutions segment costs of sales, as a percentage of revenues, was 65.0% for the first quarter of 2012 compared to 66.3% for the first quarter of 2011. The decrease in cost of sales percentage resulted from the favorable impact of higher production volumes for selected markets, pricing actions which more than offset material price inflation and the positive impact of Cooper’s activities to improve overall cost productivity. These actions were partially offset by the impact of acquisitions which had a higher than average cost of sales percentage.

Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.7% for the first quarter of 2012 compared to 65.8% for the first quarter of 2011. The increase in cost of sales as a percentage of revenues in comparison to the prior year first quarter was due to the unfavorable impact of acquisitions which have a higher than average cost of sales percentage and higher costs for restructuring actions being taken to improve overall long-term cost structure. Favorable pricing actions which more than offset material price inflation and the favorable impact from higher volumes partially offset the unfavorable impact of acquisitions and restructuring actions.

Selling and administrative expenses, as a percentage of revenues, for the first quarter of 2012 was 20.2% compared to 19.6% for the first quarter of 2011. Higher environmental and legal costs increased 2012 selling and administrative expenses, as a percentage of revenues by approximately 1.2%. This increase in percentage was mitigated by the favorable impact of higher revenue levels partially offset by expenses associated with global growth initiatives.

Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2012, was 18.2% compared to 16.6% for the first quarter of 2011. Higher environmental and legal costs increased 2012 selling and administrative expenses, as a percentage of revenues by approximately 2.0%. This increase in percentage was mitigated by the favorable impact of 10.4% higher comparable revenue levels for the first quarter 2012 that was partially offset by investments in resources designed to improve global growth.

Electrical Products Group segment selling and administrative expenses, as a percentage of revenues for the first quarter of 2012, was 19.2% compared to 19.3% for the first quarter of 2011. The decrease in percentage reflects the impact of 9.2% higher comparable revenue levels for the first quarter 2012 offset by investments in sales and marketing resources focused on driving improved global demand for products.

Net interest expense in the first quarter of 2012 decreased $1.7 million from the 2011 first quarter primarily as a result of the favorable impact from foreign currency hedges related to intercompany financing activities. Average debt balances were $1.42 billion and $1.42 billion and average interest rates were 4.73% and 4.77% for the first quarter of 2012 and 2011, respectively.

Operating Earnings:

Energy & Safety Solutions segment first quarter 2012 operating earnings increased 8.5% to $126.2 million from $116.3 million for the same quarter of last year. The increase resulted from the improved demand for industrial, energy related and utility products coupled with favorable pricing actions which more than offset material price inflation. These items were partially offset by the lower margins for recently acquired businesses and higher environmental and legal costs. The Energy & Safety Solutions segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.

Electrical Products Group segment first quarter 2012 operating earnings increased 4.3% to $92.4 million from $88.6 million for the same quarter of last year. The increase resulted from the improvement in demand from most global markets, favorable pricing actions that more than offset material price inflation and the continuing favorable impact of restructuring actions offset partially by lower margins from recently acquired businesses and further actions to improve the segment’s long-term cost structure. The Electrical Products Group segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.

Equity income from the Apex Tool Group joint venture was $14.3 million in the first quarter of 2012 compared to $14.5 million in the first quarter of 2011.

Income Taxes:

The effective tax rate from continuing operations was 18.4% for the first quarter of 2012 and 14.1% for the same period in 2011. Income tax expense from continuing operations was reduced by $9.7 million during the first quarter of 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. Excluding these discrete tax adjustments, Cooper’s effective tax rate for the quarter ended March 31, 2011 was 19.4%.

Income Related to Discontinued Operations:

As discussed in Note 14 of the Notes to the Consolidated Financial Statements, on February 1, 2011, Cooper entered into a settlement agreement that closed on April 5, 2011 related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The settlement terminated the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and created a Settlement Trust. After the closing of the settlement in April 2011 the Company and its subsidiaries have no further obligations under the Mutual Guaranty Agreement. As a result of the settlement agreement, in the first quarter of 2011 Cooper adjusted its previously recorded net liability for its obligations under the Mutual Guaranty agreement to the amounts payable under the settlement agreement and related unpaid legal expenses resulting in the recognition of an after tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense.

Liquidity and Capital Resources

Cooper believes our internal cash generation together with existing cash and cash equivalent balances and availability under the committed credit facility is sufficient to fund current operations, projected capital expenditures, scheduled debt repayments, the current rate of cash dividends, and anticipated common stock repurchases. Cooper evaluates opportunities to expand through acquisitions as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, Cooper believes its conservative financial structure and access to capital markets provides the strength and flexibility to support the liquidity needs to achieve its strategic objectives. Capital expenditures in 2012 are now projected to be approximately $160 to $180 million.

Liquidity:

Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $95.7 million during the first quarter of 2012 reflecting working capital investments to support revenue growth and global growth initiatives. An $82.6 million increase in receivables and a $67.8 million increase in inventories were partially offset by a $54.7 million increase in accounts payable. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital) for the 2012 first quarter was 6.3 turns as compared to the 6.1 turns reported for the same period of 2011 reflecting efficient working capital utilization.

Cash provided by operating activities was $51.7 million during the 2012 first quarter. This cash plus an additional $60.1 million of cash and cash equivalents and $17.0 million of cash received from stock option exercises was used primarily to fund acquisitions of $57.3 million, dividends of $45.8 million, capital expenditures of $33.8 million and share purchases of $7.4 million.

During the first quarter of 2011 Cooper used $33.4 million of cash received from stock option exercises and existing cash on hand primarily to fund capital expenditures of $25.8 million, dividends of $44.8 million and share purchases of $7.9 million.

Capital Resources:

Cooper targets a 30% to 40% debt-to-total capitalization ratio. Cooper’s debt-to-total capitalization ratio was 27.8% at March 31, 2012, 28.8% at December 31, 2011 and 28.6% at March 31, 2011.

At March 31, 2012 and December 31, 2011, Cooper had cash and cash equivalents of $616.5 million and $676.6 million, respectively. Cooper had short-term debt of $6.7 million and $6.4 million at March 31, 2012 and December 31, 2011, respectively. Cooper had no commercial paper outstanding at March 31, 2012 or December 31, 2011. Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities.

At March 31, 2012, Cooper has $500 million available under its five-year committed bank credit facility that matures in May 2016. The credit facility agreement is not subject to termination based on a decrease in Cooper’s debt ratings or a material adverse change clause. The only financial covenant in the agreement limits Cooper’s debt-to-total capitalization ratio to 60%. Cooper is in compliance with all covenants set forth in the credit facility agreement.

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

Critical Accounting Estimates and Recently Issued Accounting Standards

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011 and there has been no significant changes to those policies.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of March 31, 2012, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Backlog

Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

`	March 31,
	2012	2011
	(in millions)
Energy & Safety Solutions	$583.5	$526.3
Electrical Products Group	252.9	200.9

	$836.4	$727.2

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We included quantitative and qualitative disclosures about market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 and there has been no significant changes to our market risk.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects activity related to equity securities purchased by Cooper during the three months ended March 31, 2012:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
As of 12/31/11				13,679,395
1/01/12 – 1/31/12	29,813	$54.01	29,813	16,149,582
2/01/12 – 2/29/12	35,000	60.75	35,000	16,114,582
3/01/12 – 3/31/12	60,000	60.47	60,000	16,054,582

Total	124,813	$59.00	124,813

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

Item 3. Defaults Upon Senior Securities

None

Item 6. Exhibits

10.1	Form of Executive Stock Incentive Agreement for the performance period January 1, 2012 to December 31, 2014.

10.2	Form of Executive Stock Incentive Agreement for certain Corporate Officers for the performance period January 1, 2012 to December 31, 2014.

10.3	Form of Restricted Stock Unit Agreement for the Cooper Industries Omnibus Incentive Compensation Plan.

10.4	Form of Restricted Stock Unit Agreement for certain Corporate Officers for the Cooper Industries Omnibus Incentive Compensation Plan.

10.5	Form of Nonqualified Stock Option Agreement for the Cooper Industries Omnibus Incentive Compensation Plan.

10.6	Form of Nonqualified Stock Option Agreement for certain Corporate Officers for the Cooper Industries Omnibus Incentive Compensation Plan.

12	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2007 through 2011 and the Three Months Ended March 31, 2012 and 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries plc
(Registrant)

Date: May 4, 2012	/s/ David A. Barta
David A. Barta, Senior Vice President and Chief Financial Officer

Date: May 4, 2012	/s/ Rick L. Johnson
Rick L. Johnson, Vice President, Controller and Chief Accounting Officer

Exhibit Index

Exhibit No.

10.1	Form of Executive Stock Incentive Agreement for the performance period January 1, 2012 to December 31, 2014.

10.2	Form of Executive Stock Incentive Agreement for certain Corporate Officers for the performance period January 1, 2012 to December 31, 2014.

10.3	Form of Restricted Stock Unit Agreement for the Cooper Industries Omnibus Incentive Compensation Plan.

10.4	Form of Restricted Stock Unit Agreement for certain Corporate Officers for the Cooper Industries Omnibus Incentive Compensation Plan.

10.5	Form of Nonqualified Stock Option Agreement for the Cooper Industries Omnibus Incentive Compensation Plan.

10.6	Form of Nonqualified Stock Option Agreement for certain Corporate Officers for the Cooper Industries Omnibus Incentive Compensation Plan.

12	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2007 through 2011 and the three months ended March 31, 2012 and 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document