Form 10-Q
period 2012-06-30
Cooper Industries plc
filed 2012-08-08
CIK 1141982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of registrant’s common shares outstanding as of June 30, 2012 was 159,873,124.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER INDUSTRIES PLC

CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Revenues	$1,469.7	$1,368.9	$2,873.3	$2,646.6
Cost of sales	949.3	907.1	1,871.6	1,750.8
Selling and administrative expenses	293.7	259.7	577.8	510.6
Equity in income of Apex Tool Group, LLC	18.1	14.4	32.4	28.9

Operating earnings	244.8	216.5	456.3	414.1
Interest expense, net	14.8	17.1	29.4	33.4

Income from continuing operations before income taxes	230.0	199.4	426.9	380.7
Income taxes expense	41.0	38.0	77.2	63.5

Income from continuing operations	189.0	161.4	349.7	317.2
Income related to discontinued operations, net of income taxes	—	—	—	190.3

Net income	$189.0	$161.4	$349.7	$507.5

Income per common share:
Basic:
Income from continuing operations	$1.18	$.98	$2.19	$1.92
Income from discontinued operations	—	—	—	1.15

Net income	$1.18	$.98	$2.19	$3.07

Diluted:
Income from continuing operations	$1.17	$.96	$2.17	$1.89
Income from discontinued operations	—	—	—	1.14

Net income	$1.17	$.96	$2.17	$3.03

Cash dividends declared per common share	$.31	$.29	$.62	$.58

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Net income	$189.0	$161.4	$349.7	$507.5
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans	1.6	1.9	3.7	3.7
Derivative instruments	(4.4)	(2.2)	(4.4)	(0.3)
Foreign currency items	(54.2)	11.3	(11.0)	43.7

Other comprehensive income (loss)	(57.0)	11.0	(11.7)	47.1

Comprehensive income	$132.0	$172.4	$338.0	$554.6

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011 (Note 1)
	(in millions)
ASSETS
Cash and cash equivalents	$706.2	$676.6
Receivables, less allowances	995.4	878.8
Inventories	544.4	466.3
Current discontinued operations receivable	2.1	3.8
Other current assets	260.9	265.9

Total current assets	2,509.0	2,291.4

Property, plant and equipment, less accumulated depreciation	643.3	625.4
Investment in Apex Tool Group, LLC	552.5	521.9
Goodwill	2,559.6	2,513.5
Other intangible assets, less accumulated amortization	417.5	380.4
Long-term discontinued operations receivable	4.0	5.1
Other noncurrent assets	108.0	109.9

Total assets	$6,793.9	$6,447.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$5.1	$6.4
Accounts payable	558.3	502.6
Accrued liabilities	605.2	615.3
Current discontinued operations liability	17.1	9.3
Current maturities of long-term debt	325.3	325.0

Total current liabilities	1,511.0	1,458.6

Long-term debt	1,096.5	1,096.2
Long-term discontinued operations liability	23.5	40.5
Other long-term liabilities	312.6	316.3

Total liabilities	2,943.6	2,911.6

Common stock, $.01 par value	1.7	1.7
Capital in excess of par value	30.9	—
Retained earnings	4,716.9	4,421.8
Treasury stock	(671.6)	(671.6)
Accumulated other comprehensive loss	(227.6)	(215.9)

Total shareholders’ equity	3,850.3	3,536.0

Total liabilities and shareholders’ equity	$6,793.9	$6,447.6

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$349.7	$507.5
Less: Income related to discontinued operations	—	190.3

Income from continuing operations	349.7	317.2

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	68.8	63.6
Deferred income taxes	(10.1)	31.1
Excess tax benefits from stock options and awards	(13.8)	(10.6)
Distribution of earnings from Apex Tool Group, LLC	6.9	12.3
Equity in income of Apex Tool Group, LLC	(32.4)	(28.9)
Changes in assets and liabilities: (1)
Receivables	(119.1)	(102.9)
Inventories	(80.5)	(57.6)
Accounts payable and accrued liabilities	40.3	(0.7)
Discontinued operations assets and liabilities, net	(6.4)	(247.7)
Other assets and liabilities, net	52.8	2.2

Net cash provided by (used in) operating activities	256.2	(22.0)

Cash flows from investing activities:
Capital expenditures	(75.8)	(49.0)
Cash paid for acquired businesses	(101.2)	(9.8)
Proceeds from sales of property, plant and equipment and other	0.6	12.7

Net cash used in investing activities	(176.4)	(46.1)

Cash flows from financing activities:
Repayments of long-term debt	(0.2)	(2.5)
Short-term debt, net	(1.3)	7.7
Debt issuance costs	—	(1.0)
Dividends	(95.1)	(93.0)
Purchases of treasury shares	—	(40.5)
Purchases of common shares for cancellation	(7.4)	—
Excess tax benefits from stock options and awards	13.8	10.6
Proceeds from exercise of stock options and other	47.6	48.5

Net cash used in financing activities	(42.6)	(70.2)
Effect of exchange rate changes on cash and cash equivalents	(7.6)	8.1

Increase (decrease) in cash and cash equivalents	29.6	(130.2)
Cash and cash equivalents, beginning of period	676.6	1,035.3

Cash and cash equivalents, end of period	$706.2	$905.1

(1)	Net of the effects of acquisitions and translation.

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

Note 2. Eaton Transaction Agreement

On May 21, 2012 Cooper entered into a Transaction Agreement (as amended, the “Transaction Agreement”) with Eaton Corporation (“Eaton”), Eaton Corporation Limited (“New Eaton”) and certain other entities. Under the terms of the Transaction Agreement, New Eaton will acquire Cooper with each Cooper shareholder entitled to receive $39.15 in cash and .77479 of a newly issued New Eaton ordinary share in exchange for each outstanding Cooper ordinary share (the “Acquisition”). In connection with the Acquisition, Eaton will merge with a wholly owned subsidiary of New Eaton, a newly formed Irish company (the “Merger”). As a result of the Acquisition and Merger, both Eaton and Cooper will become wholly owned subsidiaries of New Eaton (the “Transactions”). The Transactions have been approved by the boards of directors of both Eaton and Cooper. The closing of the Transactions is subject to customary conditions, including receipt of approvals of both Eaton and Cooper shareholders and under the antitrust laws of certain jurisdictions, and is expected to close in 2012.

The Transaction Agreement also provides that, if the Transaction Agreement is terminated following a change in recommendation by the Eaton board of directors in certain circumstances, Eaton will pay to Cooper $300 million. In addition, on May 21, 2012, Cooper and Eaton entered into an Expenses Reimbursement Agreement whereby Cooper has agreed to pay to Eaton specified transaction-related expenses incurred by Eaton in the event of termination of the Transaction Agreement in certain specified circumstances. The amount payable by Cooper in such circumstances is limited to one percent of the total value of the issued share capital of Cooper as ascribed by the terms of the Acquisition.

In connection with the Transaction Agreement, on May 21, 2012, Cooper also entered into an amendment to its Second Amended Rights Plan (as described in Note 11 to Cooper’s 2011 financial statements) to render it inapplicable to the Transaction Agreement and the transactions contemplated thereby.

On July 9, 2012, two purported Cooper shareholders, the Louisiana Municipal Police Employees Retirement System and Frank E. Waters, filed a putative class action complaint in the United States District Court for the Northern District of Ohio, Eastern Division, styled Louisiana Municipal Police Employees Retirement System v. Cooper Industries plc et. al., Case No. 1: 12-cv-1750, challenging the transaction. The complaint alleges that Cooper, its directors and Eaton disseminated a preliminary proxy statement in connection with the transaction that contains material omissions and misstatements in violation of federal securities laws. The alleged omissions and misstatements concern: (a) the sales process leading to the proposed acquisition and (b) the analysis performed by Cooper’s financial advisor. The complaint further alleges that the conduct of Cooper’s directors constitutes shareholder oppression in violation of Irish law. Plaintiffs request that consummation of the transaction be enjoined. Cooper and Eaton believe that the claims asserted in the action are without merit and intend to vigorously defend against them.

Note 3. Acquisitions

Cooper has completed a number of acquisitions that were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. In the six month period ended June 30, 2012, Cooper completed three acquisitions, two in the Energy and Safety Solutions segment and one in the Electrical Products Group segment. During the year ended December 31, 2011 Cooper completed seven acquisitions, three in the Energy and Safety Solutions segment and four in the Electrical Products Group segment, and also acquired certain other intangible assets in the Electrical Products Group segment.

The acquisition date fair value of the total consideration for the 2012 transactions was approximately $103.5 million and resulted in the preliminary recognition of aggregate goodwill of $53.2 million, of which approximately $23.4 million is expected to be deductible for tax purposes. The goodwill arising from the 2012 transactions includes $40.2 million related to the Energy and Safety Solutions segment and $13.0 million related to the Electrical Products Group segment. The goodwill arises because the purchase price reflects a number of factors including the future earnings and cash flow potential of these businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations. The transactions consummated in 2012 also resulted in the preliminary recognition of $54.2 million in other intangible assets consisting primarily of customer relationships, technology and trademarks. All of these identifiable intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 3 to 15 years with a weighted average amortization period of approximately 11 years.

The results of operations of acquisitions are included in the consolidated income statements since the respective acquisition dates. Pro-forma income from continuing operations and diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011, assuming the acquisitions had occurred at the beginning of 2011, would not be materially different from reported results.

Note 4. Inventories

	June 30, 2012	December 31, 2011
	(in millions)
Raw materials	$220.9	$194.8
Work-in-process	128.3	110.1
Finished goods	327.3	295.2
Perishable tooling and supplies	6.9	7.1

	683.4	607.2
Allowance for excess and obsolete inventory	(70.8)	(65.8)
Excess of FIFO costs over LIFO costs	(68.2)	(75.1)

Net inventories	$544.4	$466.3

Note 5. Goodwill

Cooper has goodwill of $2.56 billion and $2.51 billion at June 30, 2012 and December 31, 2011, respectively. Cooper completed its annual impairment tests for each reporting unit’s goodwill as of January 1, 2012. The results of step one of these goodwill impairment tests did not require the completion of step two of the test for any reporting unit.

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

In the first quarter of 2010 Cooper received two notices of potential liability under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) from the United States Environmental Protection Agency with respect to the release or threatened release of hazardous substances, pollutants, and contaminants into the 17-mile stretch of the river known as the Lower Passaic River Study Area, which is part of the Diamond Alkali Superfund Site located in Newark, New Jersey. The EPA sent notices to over 125 companies. The notices to Cooper identified three former sites in the Newark area owned by the former Thomas A. Edison, Inc. and McGraw-Edison Company. The notice alleges that as the successor to Thomas A. Edison, Inc. and the McGraw-Edison Company, the former owners and operators of the facilities, Cooper may be potentially liable for response costs and clean up of the site although the notices do not state an amount of potential liability. On June 14, 2012, Cooper, along with certain other noticed companies, entered into a settlement agreement with the EPA with respect to a specific section of the 17-mile stretch, known as “River Mile 10.9”. Under the settlement agreement and allocation among the parties to that agreement, Cooper’s share of costs for River Mile 10.9 over time is expected to be approximately $0.6 million. The EPA’s actions with respect to the remainder of the Lower Passaic River Study Area remain ongoing.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes amounts related to sites owned by Cooper, retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper is a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Cooper had an accrual of $49.0 million at June 30, 2012 related to potential environmental liabilities, including $12.0 million classified as a long-term liability.

Note 7. Debt

At June 30, 2012, Cooper has $5.1 million of short-term debt and has no commercial paper borrowings outstanding. At June 30, 2012, Cooper has $500 million available under its five-year committed bank credit facility that matures on May 26, 2016.

Note 8. Shareholders’ Equity

Cooper Industries plc had common shares, $.01 par value outstanding of 159,873,124 (net of 14,325,562 treasury shares) and 158,314,748 (net of 14,325,562 treasury shares) at June 30, 2012 and December 31, 2011, respectively. During the six month period ended June 30, 2012 Cooper issued 1,683,189 common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the six month period ended June 30, 2012 Cooper repurchased and cancelled 124,813 common shares at an average price per share of $59.00 under the Board of Directors authorization discussed below.

On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of ten million shares of common stock and increased the share repurchase authorization by ten million shares on November 1, 2011. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2012 Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans. As of June 30, 2012, 16,054,582 shares remain available to be repurchased under the authorizations by the Board of Directors. Notwithstanding the above, Cooper is prohibited at this time under the Transaction Agreement with Eaton from repurchasing its shares.

Note 9. Segment Information

	Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Energy and Safety Solutions	$793.6	$751.1	$1,545.3	$1,431.9
Electrical Products Group	676.1	617.8	1,328.0	1,214.7

Total revenues	$1,469.7	$1,368.9	$2,873.3	$2,646.6

	Operating Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Energy and Safety Solutions	$160.8	$133.5	$287.0	$249.8
Electrical Products Group	99.9	93.1	192.3	181.7

Total segment operating earnings	260.7	226.6	479.3	431.5
General Corporate expense	34.0	24.5	55.4	46.3
Equity in income of Apex Tool Group, LLC	18.1	14.4	32.4	28.9

Total operating earnings	$244.8	$216.5	$456.3	$414.1

Note 10. Stock-Based Compensation

During the six month period ended June 30, 2012 Cooper granted 1,093,670 stock option awards, 362,186 performance-based shares and 73,528 restricted stock units. As of June 30, 2012, 9,680,983 shares were available for future grants under the 2011 Incentive Plan. Total compensation expense for all share-based compensation arrangements was $20.0 million and $19.4 million for the six month periods ended June 30, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $7.5 million and $7.0 million for the six month periods ended June 30, 2012 and 2011, respectively.

Note 11. Income Taxes

The effective tax rate from continuing operations was 18.1% and 16.7% for the six month periods ended June 30, 2012 and 2011, respectively. Income tax expense from continuing operations was reduced by $8.0 million during the six month period ended June 30, 2012 for discrete tax adjustments related to the resolution of certain foreign tax matters. Income tax expense from continuing operations was reduced by $9.7 million during the six month period ended June 30, 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. Excluding these discrete tax adjustments, Cooper’s effective tax rate for the six month periods ended June 30, 2012 and 2011 was 20.0% and 19.2%, respectively.

Net deferred taxes recognized in the balance sheet consist of:

	June 30 2012	December 31, 2011
	(in millions)
Other current assets	$80.2	$69.8
Other long-term liabilities	(68.6)	(67.4)

Net deferred taxes	$11.6	$2.4

In June 2008 the German Tax Authorities issued a proposed audit finding related to a 2004 reorganization that was treated as a non-taxable event. In December 2009 at Cooper’s request, the German taxing authorities finalized and issued a notice of assessment for €62.8 million, inclusive of €5.7 million of interest, related to this matter. To continue to challenge the German tax authorities finding, in December 2009, Cooper paid the assessment for approximately $90 million and continues to challenge the notice of assessment through the court process. Cooper continues to believe that the reorganization was properly reflected on its German income tax returns in accordance with applicable tax laws and regulations in effect during the period involved and will continue challenging the assessment vigorously. Although the outcome of the proceedings with the German Tax Authorities cannot be predicted with certainty, management believes that it is more likely than not that its tax position related to the 2004 reorganization will prevail. As such, Cooper has recognized the €62.8 million tax payment, including interest, in other noncurrent assets in the accompanying balance sheets. The German tax payment has been included in Cooper’s foreign tax credit calculations in the United States, which would be amended upon successful defense of the German reorganization.

Cooper is under examination by various United States State and Local taxing authorities, as well as various taxing authorities in other countries. Cooper is no longer subject to U.S. Federal income tax examinations by tax authorities for years prior to 2011 and, with few exceptions, Cooper is no longer subject to State and Local, or non-U.S. income tax examinations by tax authorities for years before 2005. Cooper fully cooperates with all audits, but defends existing positions vigorously. These audits are in various stages of completion. To provide for potential tax exposures, Cooper maintains a liability for unrecognized tax benefits, which management believes is adequate. The results of future audit assessments, if any, could have a material effect on Cooper’s cash flows as these audits are completed.

At June 30, 2012 and December 31, 2011, Cooper has a foreign deferred tax asset of approximately $1.0 billion and $1.0 billion, respectively, relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. Although this net operating loss carryforward deferred tax asset has an indefinite life, a corresponding valuation allowance for the same amount has been recognized because management believes at this time it is more likely than not that there will not be sufficient taxable income in the future to realize this net operating loss carryforward in the foreign jurisdiction.

Cooper has unrecognized gross tax benefits of $9.7 million at June 30, 2012. Approximately $6.3 million of the unrecognized tax benefits would favorably impact the effective tax rate if recognized. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $1 to $4 million could be recognized during the next 12 months as audits close and statutes expire.

Note 12. Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.7	$0.6	$1.3	$1.2
Interest cost	7.1	8.4	14.3	16.8
Expected return on plan assets	(10.8)	(10.9)	(21.5)	(21.8)
Amortization of prior service cost	(0.6)	(0.7)	(1.3)	(1.4)
Recognized actuarial loss	5.3	5.0	10.6	9.9

Net periodic benefit cost	$1.7	$2.4	$3.4	$4.7

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Components of net periodic benefit cost:
Interest cost	$0.7	$0.9	$1.3	$1.8
Amortization of prior service cost	(0.5)	(0.5)	(1.0)	(1.0)
Recognized actuarial gain	(1.2)	(0.8)	(2.3)	(1.6)

Net periodic benefit gain	$(1.0)	$(0.4)	$(2.0)	$(0.8)

Note 13. Net Income Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Income from continuing operations	$189.0	$161.4	$349.7	$317.2
Income from discontinued operations	—	—	—	190.3

Net income applicable to common stock	$189.0	$161.4	$349.7	$507.5

Weighted average shares outstanding – Basic	159.7	165.4	159.4	165.2
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	1.9	2.3	1.9	2.5

Weighted average shares outstanding – Diluted	161.6	167.7	161.3	167.7

Options and employee awards are not considered in the calculations if the effect would be anti-dilutive. Anti-dilutive options and employee awards of 2.2 million and 1.4 million shares were excluded in the six month periods ended June 30, 2012 and 2011, respectively.

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

Assets and liabilities measured on a recurring basis at fair value using Level 2 inputs and a market approach are as follows:

	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Short-term currency forward exchange contracts	$73.1	$72.0	$75.3	$64.4
Short-term commodity swaps	0.1	1.8	0.1	1.2
Short-term cross-currency swaps	—	18.4	—	27.8

Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing assets of approximately $39.4 and $39.5 million and liabilities of $29.1 and $29.1 million at June 30, 2012 and December 31, 2011, respectively are not designated as hedging instruments.

The fair value of currency forward exchange contracts, commodity swaps and the cross-currency swaps are determined based on pricing models that use inputs from actively quoted markets that are readily accessible and observable. There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in 2012 or 2011.

Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the six month periods ended June 30, 2012 and 2011. For commodity swaps, Cooper recognized, in cost of sales, a net loss of $0.4 million in the six month period ended June 30, 2012 and a net gain of $1.6 million in the six month period ended June 30, 2011. At June 30, 2012 Cooper estimates that approximately $1.1 million of net losses on derivative instruments designated as cash flow hedges will be reclassified from accumulated other comprehensive income included in shareholders’ equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the six month periods ended June 30, 2012 and 2011 was not material.

The table below summarizes the U. S. dollar equivalent contractual amount of forward exchange contracts.

	June 30, 2012	December 31, 2011
	(in millions)
U.S. Dollar	$623.7	$572.2
Euro	311.0	369.8
British Pound Sterling	157.0	144.9
Other	31.7	21.5

	$1,123.4	$1,108.4

The contractual amount of commodity swap contracts at June 30, 2012 and December 31, 2011 was approximately $25 million and $14 million, respectively.

Other Instruments

In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was $119.0 million and $118.0 million at June 30, 2012 and December 31, 2011, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 4.8% of accounts receivable at June 30, 2012 (4.9% at December 31, 2011). At June 30, 2012, Cooper has approximately 30% of its cash and cash equivalents held at one financial institution. Cooper believes this financial institution to be financially stable.

Fair Value of Financial Instruments Other than Derivatives

Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. Cooper had a book value of approximately $1.43 billion and $1.43 billion for debt instruments at June 30, 2012 and December 31, 2011, respectively. The fair value of these debt instruments was approximately $1.55 billion and $1.55 billion at June 30, 2012 and December 31, 2011, respectively based on a market approach using Level 2 inputs represented primarily by quoted market prices for similar instruments.

Note 15. Discontinued Operations Receivable and Liability

In October 1998 Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries were sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper had to Pneumo pursuant to a 1994 Mutual Guaranty Agreement (the “Mutual Guaranty”) between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. On February 1, 2011, Cooper entered into a settlement agreement that closed on April 5, 2011 resolving Cooper’s liability under the Mutual Guaranty with Pneumo. The settlement agreement terminated the Mutual Guaranty between Cooper and Pneumo and created a Settlement Trust. As a result of the April 2011 settlement the Company and its subsidiaries have no further obligations under the Mutual Guaranty. At June 30, 2012 remaining payments due under the settlement agreement total approximately $40.5 million and are due in installments in April of each year as follows: $17.0 million in 2013 and $11.75 million in each of 2014 and 2015.

As discussed further in Note 19 of the Notes to Consolidated Financial Statements included in Cooper’s 2011 Annual Report on Form 10-K, Cooper adjusted its previously recorded net liability in the first quarter of 2011 for its obligations under the Mutual Guaranty to the amounts payable under the settlement agreement and related unpaid legal expenses resulting in the recognition of an after-tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense. Cooper also has approximately $6.1 million in receivables for non-Abex related insurance recoveries remaining on the balance sheet at June 30, 2012 due through 2014 under previously recognized insurance settlements.

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

Consolidating Statements of Comprehensive Income

Three Months Ended June 30, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$951.8	$737.2	$(219.3)	$1,469.7
Cost of sales	—	(0.2)	638.5	530.3	(219.3)	949.3
Selling and administrative expenses	5.1	37.4	145.7	126.8	(21.3)	293.7
Equity in income of Apex Tool Group, LLC	—	—	—	18.1	—	18.1
Interest expense, net	—	16.0	—	(1.2)	—	14.8
Equity in earnings of subsidiaries, net of tax	173.2	105.0	52.2	107.5	(437.9)	—
Intercompany income (expense)	(0.6)	(21.0)	(38.3)	59.7	0.2	—

Income (loss) from continuing operations before income taxes	167.5	30.8	181.5	266.6	(416.4)	230.0
Income tax expense (benefit)	—	(17.3)	50.9	7.4	—	41.0

Income from continuing operations	167.5	48.1	130.6	259.2	(416.4)	189.0
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net Income	167.5	48.1	130.6	259.2	(416.4)	189.0
Other comprehensive income (loss)	(57.0)	(9.5)	(45.1)	(101.0)	155.6	(57.0)

Comprehensive income	$110.5	$38.6	$85.5	$158.2	$(260.8)	$132.0

Consolidating Statements of Comprehensive Income

Three Months Ended June 30, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$877.3	$679.7	$(188.1)	$1,368.9
Cost of sales	—	(1.2)	614.3	482.1	(188.1)	907.1
Selling and administrative expenses	(0.2)	29.6	129.6	115.5	(14.8)	259.7
Equity in income of Apex Tool Group, LLC	—	—	—	14.4	—	14.4
Interest expense, net	—	17.2	—	(0.1)	—	17.1
Equity in earnings of subsidiaries, net of tax	146.6	124.1	173.1	74.4	(518.2)	—
Intercompany income (expense)	(0.3)	(23.7)	(42.8)	66.7	0.1	—

Income (loss) from continuing operations before income taxes	146.5	54.8	263.7	237.7	(503.3)	199.4
Income tax expense (benefit)	—	(19.6)	35.6	22.0	—	38.0

Income from continuing operations	146.5	74.4	228.1	215.7	(503.3)	161.4
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net Income	146.5	74.4	228.1	215.7	(503.3)	161.4
Other comprehensive income (loss)	11.1	(2.6)	13.2	11.5	(22.2)	11.0

Comprehensive income	$157.6	$71.8	$241.3	$227.2	$(525.5)	$172.4

Consolidating Statements of Comprehensive Income

Six Months Ended June 30, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$1,867.6	$1,433.6	$(427.9)	$2,873.3
Cost of sales	—	(0.5)	1,270.1	1,029.9	(427.9)	1,871.6
Selling and administrative expenses	4.9	88.9	289.2	251.9	(57.1)	577.8
Equity in income of Apex Tool Group, LLC	—	—	—	32.4	—	32.4
Interest expense, net	—	32.0	—	(2.6)	—	29.4
Equity in earnings of subsidiaries, net of tax	298.1	187.6	66.5	148.0	(700.2)	—
Intercompany income (expense)	(1.0)	(42.0)	(75.9)	118.5	0.4	—

Income (loss) from continuing operations before income taxes	292.2	25.2	298.9	453.3	(642.7)	426.9
Income tax expense (benefit)	—	(39.8)	92.2	24.8	—	77.2

Income from continuing operations	292.2	65.0	206.7	428.5	(642.7)	349.7
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net Income	292.2	65.0	206.7	428.5	(642.7)	349.7
Other comprehensive income (loss)	(11.7)	6.7	0.3	(3.1)	(3.9)	(11.7)

Comprehensive income	$280.5	$71.7	$207.0	$425.4	$(646.6)	$338.0

Consolidating Statements of Comprehensive Income

Six Months Ended June 30, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$1,713.9	$1,299.2	$(366.5)	$2,646.6
Cost of sales	—	(1.8)	1,200.6	918.5	(366.5)	1,750.8
Selling and administrative expenses	(0.2)	73.9	255.6	222.1	(40.8)	510.6
Equity in income of Apex Tool Group, LLC	—	—	—	28.9	—	28.9
Interest expense, net	—	33.7	—	(0.3)	—	33.4
Equity in earnings of subsidiaries, net of tax	466.9	368.5	463.2	273.4	(1,572.0)	—
Intercompany income (expense)	(0.7)	(40.8)	(84.3)	125.5	0.3	—

Income (loss) from continuing operations before income taxes	466.4	221.9	636.6	586.7	(1,530.9)	380.7
Income tax expense (benefit)	—	(51.5)	71.8	43.2	—	63.5

Income from continuing operations	466.4	273.4	564.8	543.5	(1,530.9)	317.2
Income from discontinued operations, net of tax	—	—	—	190.3	—	190.3

Net Income	466.4	273.4	564.8	733.8	(1,530.9)	507.5
Other comprehensive income (loss)	13.9	—	52.5	44.3	(63.6)	47.1

Comprehensive income	$480.3	$273.4	$617.3	$778.1	$(1,594.5)	$554.6

Consolidating Balance Sheets

June 30, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Cash and cash equivalents	$68.5	$240.1	$0.8	$396.8	$—	$706.2
Receivables, less allowances	—	0.9	269.7	724.8	—	995.4
Inventories	—	—	285.2	259.2	—	544.4
Current discontinued operations receivable	—	—	—	2.1	—	2.1
Other current assets	0.2	53.8	48.1	158.8	—	260.9

Total current assets	68.7	294.8	603.8	1,541.7	—	2,509.0

Property, plant and equipment, less accumulated depreciation	—	35.1	319.7	288.5	—	643.3
Investment in Apex Tool Group, LLC	—	—	—	552.5	—	552.5
Investment in subsidiaries	1,380.0	3,627.3	5,346.4	4,771.9	(15,125.6)	—
Investment in parent	—	3,428.0	—	312.7	(3,740.7)	—
Intercompany accounts receivable	130.4	—	1,326.0	1,005.4	(2,461.8)	—
Intercompany notes receivable	9,564.5	542.2	6,976.9	4,047.2	(21,130.8)	—
Goodwill	—	—	1,294.3	1,265.3	—	2,559.6
Other intangible assets, less accumulated amortization	—	—	87.6	329.9	—	417.5
Long-term discontinued operations receivable	—	—	—	4.0	—	4.0
Other noncurrent assets	0.4	(3.8)	1.6	109.8	—	108.0

Total assets	$11,144.0	$7,923.6	$15,956.3	$14,228.9	$(42,458.9)	$6,793.9

Short-term debt	$—	$—	$—	$5.1	$—	$5.1
Accounts payable	49.5	19.2	231.5	258.1	—	558.3
Accrued liabilities	4.8	76.0	228.9	297.3	(1.8)	605.2
Current discontinued operations liability	—	—	—	17.1	—	17.1
Current maturities of long-term debt	—	325.0	—	0.3	—	325.3

Total current liabilities	54.3	420.2	460.4	577.9	(1.8)	1,511.0

Long-term debt	—	1,095.3	—	1.2	—	1,096.5
Intercompany accounts payable	—	2,461.8	—	—	(2,461.8)	—
Intercompany notes payable	462.7	1,815.1	1,845.3	17,007.7	(21,130.8)	—
Long-term discontinued operations liability	—	—	—	23.5	—	23.5
Other long-term liabilities	—	(55.3)	215.6	152.3	—	312.6

Total liabilities	517.0	5,737.1	2,521.3	17,762.6	(23,594.4)	2,943.6

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.0	335.1	(3,207.1)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	10,393.4	837.7	6,317.4	(8,633.3)	(8,884.3)	30.9
Retained earnings	922.1	1,493.7	4,426.8	4,769.4	(6,895.1)	4,716.9
Treasury stock	(671.6)	—	—	—	—	(671.6)
Accumulated other comprehensive income (loss)	(18.6)	(144.9)	(190.4)	(262.7)	389.0	(227.6)

Total shareholders’ equity	10,627.0	2,186.5	13,435.0	(3,533.7)	(18,864.5)	3,850.3

Total liabilities and shareholders’ equity	$11,144.0	$7,923.6	$15,956.3	$14,228.9	$(42,458.9)	$6,793.9

Consolidating Balance Sheets

December 31, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Cash and cash equivalents	$20.8	$276.9	$0.6	$378.3	$—	$676.6
Receivables, less allowances	—	0.5	253.0	625.3	—	878.8
Inventories	—	—	235.0	231.3	—	466.3
Current discontinued operations receivable	—	—	—	3.8	—	3.8
Other current assets	0.8	70.6	40.9	153.6	—	265.9

Total current assets	21.6	348.0	529.5	1,392.3	—	2,291.4

Property, plant and equipment, less accumulated depreciation	—	36.3	324.4	264.7	—	625.4
Investment in Apex Tool Group, LLC	—	—	—	521.9	—	521.9
Investment in subsidiaries	1,093.5	3,432.0	5,266.0	4,709.6	(14,501.1)	—
Investment in parent	—	3,428.0	—	312.7	(3,740.7)	—
Intercompany accounts receivable	113.3	—	1,238.2	1,034.3	(2,385.8)	—
Intercompany notes receivable	9,564.5	550.9	6,976.9	4,003.6	(21,095.9)	—
Goodwill	—	—	1,295.7	1,217.8	—	2,513.5
Other intangible assets, less accumulated amortization	—	—	88.9	291.5	—	380.4
Long-term discontinued operations receivable	—	—	—	5.1	—	5.1
Other noncurrent assets	0.4	(2.4)	0.9	111.0	—	109.9

Total assets	$10,793.3	$7,792.8	$15,720.5	$13,864.5	$(41,723.5)	$6,447.6

Short-term debt	$—	$—	$—	$6.4	$—	$6.4
Accounts payable	46.3	25.3	214.0	217.0	—	502.6
Accrued liabilities	1.0	94.0	228.2	293.6	(1.5)	615.3
Current discontinued operations liability	—	—	—	9.3	—	9.3
Current maturities of long-term debt	—	325.0	—	—	—	325.0

Total current liabilities	47.3	444.3	442.2	526.3	(1.5)	1,458.6

Long-term debt	—	1,094.7	—	1.5	—	1,096.2
Intercompany accounts payable	—	2,385.8	—	—	(2,385.8)	—
Intercompany notes payable	419.1	1,815.1	1,845.4	17,016.3	(21,095.9)	—
Long-term discontinued operations liability	—	—	—	40.5	—	40.5
Other long-term liabilities	—	(48.1)	218.3	146.1	—	316.3

Total liabilities	466.4	5,691.8	2,505.9	17,730.7	(23,483.2)	2,911.6

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.0	335.1	(3,207.1)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	10,274.1	824.0	6,303.6	(8,540.2)	(8,861.5)	—
Retained earnings	729.6	1,428.6	4,220.5	4,340.7	(6,297.6)	4,421.8
Treasury stock	(671.6)	—	—	—	—	(671.6)
Accumulated other comprehensive income (loss)	(6.9)	(151.6)	(190.7)	(259.6)	392.9	(215.9)

Total shareholders’ equity	10,326.9	2,101.0	13,214.6	(3,866.2)	(18,240.3)	3,536.0

Total liabilities and shareholders’ equity	$10,793.3	$7,792.8	$15,720.5	$13,864.5	$(41,723.5)	$6,447.6

Consolidating Statements of Cash Flows

Six Months Ended June 30, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$0.3	$(44.5)	$119.2	$181.2	$—	$256.2

Cash flows from investing activities:
Capital expenditures	—	(5.3)	(26.0)	(44.5)	—	(75.8)

Cash paid for acquired businesses	—	—	(0.4)	(100.8)	—	(101.2)
Investments in affiliates	—	—	(7.0)	—	7.0	—
Loans to affiliates	—	(5.9)	—	(43.6)	49.5	—
Dividends from affiliates	—	5.1	3.0	—	(8.1)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.6	—	0.6

Net cash provided by (used in) investing activities	—	(6.1)	(30.4)	(188.3)	48.4	(176.4)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(0.2)	—	(0.2)
Short-term debt, net	—	—	—	(1.3)	—	(1.3)
Borrowings from affiliates	43.6	—	—	5.9	(49.5)	—
Other intercompany financing activities	58.7	—	(88.6)	29.9	—	—
Dividends	(95.1)	—	—	—	—	(95.1)
Dividends paid to affiliates	—	—	—	(8.1)	8.1	—
Purchases of common shares for cancellation	(7.4)	—	—	—	—	(7.4)
Issuance of stock to affiliates	—	—	—	7.0	(7.0)	—
Excess tax benefits from stock options and awards	—	13.8	—	—	—	13.8
Proceeds from exercise of stock options and other	47.6	—	—	—	—	47.6

Net cash provided by (used in) financing activities	47.4	13.8	(88.6)	33.2	(48.4)	(42.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7.6)	—	(7.6)

Increase (decrease) in cash and cash equivalents	47.7	(36.8)	0.2	18.5	—	29.6

Cash and cash equivalents, beginning of period	20.8	276.9	0.6	378.3	—	676.6

Cash and cash equivalents, end of period	$68.5	$240.1	$0.8	$396.8	$—	$706.2

Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$1.7	$(61.6)	$25.6	$12.3	$—	$(22.0)

Cash flows from investing activities:
Capital expenditures	—	(5.9)	(31.0)	(12.1)	—	(49.0)
Cash paid for acquired businesses	—	—	(3.5)	(6.3)	—	(9.8)
Loans to affiliates	—	—	—	(832.0)	832.0	—
Repayments of loans from affiliates	—	73.4	—	122.1	(195.5)	—
Dividends from affiliates	—	22.1	16.7	—	(38.8)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	12.7	—	12.7

Net cash provided by (used in) investing activities	—	89.6	(17.8)	(715.6)	597.7	(46.1)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(2.5)	—	(2.5)
Short-term debt, net	—	7.3	—	0.4	—	7.7
Debt issuance costs	(0.5)	(0.5)	—	—	—	(1.0)
Borrowings from affiliates	12.0	820.0	—	—	(832.0)	—
Repayments of loans to affiliates	—	(122.1)	—	(73.4)	195.5	—
Other intercompany financing activities	56.0	(139.0)	(10.4)	93.4	—	—
Dividends	(93.0)	—	—	—	—	(93.0)
Dividends paid to affiliates	—	—	—	(38.8)	38.8	—
Purchases of treasury shares	(40.5)	—	—	—	—	(40.5)
Excess tax benefits from stock options and awards	—	10.6	—	—	—	10.6
Proceeds from exercise of stock options and other	48.5	—	—	—	—	48.5

Net cash provided by (used in) financing activities	(17.5)	576.3	(10.4)	(20.9)	(597.7)	(70.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	8.1	—	8.1

Increase (decrease) in cash and cash equivalents	(15.8)	604.3	(2.6)	(716.1)	—	(130.2)

Cash and cash equivalents, beginning of period	63.2	36.8	2.6	932.7	—	1,035.3

Cash and cash equivalents, end of period	$47.4	$641.1	$—	$216.6	$—	$905.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements. Forward-looking statements include, but are not limited to, any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures, as well as statements regarding the timing and likelihood of closing the Transaction Agreement with Eaton. Important factors which may affect the actual results include, but are not limited to, political developments, market and economic conditions, changes in raw material, transportation and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost control and productivity improvement programs, the ability to develop and introduce new products, the magnitude of any disruptions from manufacturing rationalizations, changes in mix of products sold, mergers and acquisitions and their integration into Cooper, the timing and amount of any stock repurchases by Cooper, changes in financial markets including currency exchange rate fluctuations, changing legislation and regulations including changes in tax law, tax treaties or tax regulations, and the ability to obtain foreign regulatory approvals for the Transaction Agreement with Eaton.

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

Results of Operations

Three Months Ended June 30, 2012 Compared With Three Months Ended June 30, 2011

Net income for the second quarter of 2012 was $189.0 million on revenues of $1,469.7 million compared with 2011 second quarter net income of $161.4 million on revenues of $1,368.9 million. Second quarter diluted earnings per share increased 22% to $1.17 from $.96 in 2011.

Revenues:

Revenues for the second quarter of 2012 increased 7.4% compared to the second quarter of 2011. Core revenues in the second quarter of 2012 were 5.5% higher than the prior year with acquisitions increasing comparable revenues by 3.6% in 2012. Currency translation decreased reported revenues by approximately 1.7% in the second quarter of 2012.

Energy & Safety Solutions segment revenues for the second quarter of 2012 increased 5.7% compared to the second quarter of 2011. Core revenues were 6.6% higher in the second quarter of 2012 as a result of improving demand from Commercial, Industrial and Energy related markets coupled with continued strength in Utility markets. Acquisitions added 1.5% to reported revenues in 2012 while unfavorable currency translation decreased revenues by approximately 2.4% in the quarter.

Electrical Products Group segment revenues increased 9.4% compared to the second quarter of 2011. Core revenues in the second quarter of 2012 were 4.2% higher than the prior year’s second quarter with unfavorable currency translation decreasing reported revenues by 1.0% in the quarter. Acquisitions increased reported revenues by 6.2% in 2012 driven primarily by the July 2011 acquisition of Martek Power. Strong demand from our Industrial and Electronic markets with added demand for energy-efficient technologies such as LED products improved results from the non-residential markets.

Costs and Expenses:

Cost of sales, as a percentage of revenues, was 64.6% for the second quarter of 2012 compared to 66.3% for the comparable 2011 quarter. The decrease in the cost of sales percentage resulted from the favorable impact of higher production volumes, pricing actions which more than offset material price inflation for the period and the positive impact of Cooper’s activities to improve overall cost productivity. This favorable impact was partially offset by the impact of recent acquisitions which had a higher than average cost of sales, as a percentage of revenues.

Energy & Safety Solutions segment costs of sales, as a percentage of revenues, was 63.2% for the second quarter of 2012 compared to 66.4% for the second quarter of 2011. The decrease in cost of sales percentage resulted from the favorable impact of higher production volumes for selected markets, pricing actions which more than offset material price inflation and the positive impact of Cooper’s activities to improve overall cost productivity. These actions were partially offset by the impact of acquisitions which had a higher than average cost of sales percentage. Cost of sales as a percentage of revenue for the second quarter of 2012 was also reduced by 1.2% by the gain on the sale of a product line.

Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.4% for the second quarter of 2012 compared to 66.2% for the second quarter of 2011. The increase in cost of sales as a percentage of revenues in comparison to the prior year second quarter was due to the unfavorable impact of acquisitions which have a higher than average cost of sales percentage and higher costs for restructuring actions being taken to improve overall long-term cost structure. Favorable impact from higher volumes partially offset the unfavorable impact of acquisitions and restructuring actions.

Selling and administrative expenses, as a percentage of revenues, for the second quarter of 2012 was 20.0% compared to 19.0% for the second quarter of 2011. Higher costs related to legacy environmental issues and incremental costs related to the proposed transaction with Eaton increased 2012 selling and administrative expenses, as a percentage of revenues by approximately 0.5%. Higher costs related to investments in resources associated with global growth initiatives also contributed to the increase in percentage which was partially mitigated by the favorable impact of higher revenue levels.

Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2012 was 16.6% compared to 15.9% for the second quarter of 2011. The increase in selling and administrative expenses as a percentage of revenues was the result of investments in resources designed to improve global growth and higher than average selling and administrative expenses from newly acquired businesses that was partially offset by the favorable impact of 5.7% higher comparable revenue levels for the second quarter 2012.

Electrical Products Group segment selling and administrative expenses, as a percentage of revenues, for the second quarter of 2012 was 18.8% compared to 18.7% for the second quarter of 2011. The selling and administrative expenses as a percentage of revenues was essentially flat and reflects the impact of 9.4% higher comparable revenue levels for the second quarter 2012 offset by investments in resources focused on driving improved global demand for products.

Net interest expense in the second quarter of 2012 decreased $2.3 million from the 2011 second quarter primarily as a result of the favorable impact from foreign currency hedges related to intercompany financing activities. Average debt balances were $1.42 billion and $1.42 billion and average interest rates were 4.63% and 5.01% for the second quarter of 2012 and 2011, respectively. Average interest rates in the second quarter 2011 were unfavorably impacted by the write-off of unamortized debt issuance costs related to the prior bank credit facility that was replaced in May 2011.

Operating Earnings:

Energy & Safety Solutions segment second quarter 2012 operating earnings increased 20.4% to $160.8 million from $133.5 million for the same quarter of last year. Operating earnings for the second quarter of 2012 includes the gain on the sale of a product line which increased reported results as a percentage of revenue by 1.2%. The operating earnings were further increased by improved demand for industrial, energy related and utility products coupled with favorable pricing actions which more than offset material price inflation. These items were partially offset by the lower margins for recently acquired businesses. The Energy & Safety Solutions segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.

Electrical Products Group segment second quarter 2012 operating earnings increased 7.3% to $99.9 million from $93.1 million for the same quarter of last year. The increase resulted from the improvement in demand from most global markets, favorable pricing actions that offset material price inflation and the continuing favorable impact of restructuring actions offset partially by lower margins from recently acquired businesses and further actions to improve the segment’s long-term cost structure. The Electrical Products Group segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.

Equity income from the Apex Tool Group joint venture was $18.1 million in the second quarter of 2012 compared to $14.4 million in the second quarter of 2011.

General Corporate expense increased $9.5 million to $34.0 million in the second quarter of 2012 compared to $24.5 million during the same period of 2011. The increase in General Corporate expense in the second quarter of 2012 primarily relates to higher environmental costs related to previously divested businesses and incremental costs associated with the proposed transaction with Eaton.

Income Taxes:

The effective tax rate from continuing operations was 17.8% for the second quarter of 2012 and 19.0% for the same period in 2011. Income tax expense from continuing operations was reduced by $5.5 million during the second quarter of 2012 for discrete tax adjustments related to the resolution of certain foreign tax matters. Excluding these discrete tax adjustments, Cooper’s effective tax rate for the quarter ended June 30, 2012 was 20.2%.

Six Months Ended June 30, 2012 Compared With Six Months Ended June 30, 2011

Income from continuing operations for the six month period ended June 30, 2012 was $349.7 million on revenues of $2,873.3 million compared with income from continuing operations in the six month period ended June 30, 2011 of $317.2 million on revenues of $2,646.6 million. Diluted earnings per share from continuing operations were $2.17 in the six month period ended June 30, 2012 compared to $1.89 in the same period of 2011. Reported income from continuing operations for the six months ended June 30, 2011 was increased by $9.7 million or $.06 per share for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations.

Revenues:

Revenues for the six month period ended June 30, 2012 increased 8.6% compared to the six month period ended June 30, 2011. Core revenues for the six month period ended June 30, 2012 were 6.2% higher than the prior year. Acquisitions increased comparable revenues in the first half of 2012 by 3.6% with currency translation decreasing reported revenues by approximately 1.2%.

Energy & Safety Solutions segment revenues for the six month period ended June 30, 2012 increased 7.9% compared to the first half of 2011. Core revenues were 8.1% higher in the first half of 2012 as a result of improving demand from Commercial, Industrial and Energy related markets coupled with continued strength in Utility markets. Acquisitions added 1.5% to reported revenues in 2012 while unfavorable currency translation decreased revenues by approximately 1.7%.

Electrical Products Group segment revenues in the first half of 2012 increased 9.3% compared to the six month period ended June 30, 2011. Core revenues in the first half of 2012 were 3.9% higher than the same period in the prior year with unfavorable currency translation decreasing reported revenues by approximately 0.6%. Acquisitions increased reported revenues by 6.0% in 2012 driven primarily by the July 2011 acquisition of Martek Power. Strong demand from our Industrial and Electronic markets with added demand for energy-efficient technologies such as LED products improved results from the non-residential markets.

Costs and Expenses:

Cost of sales, as a percentage of revenues, was 65.1% for the six month period ended June 30, 2012 compared to 66.2% for the comparable 2011 period. The decrease in the cost of sales percentage resulted from the favorable impact of higher production volumes, pricing actions which more than offset material price inflation for the period and the positive impact of Cooper’s activities to improve overall cost productivity. This favorable impact was partially offset by the impact of recent acquisitions which had a higher than average cost of sales, as a percentage of revenues.

Energy & Safety Solutions segment cost of sales, as a percentage of revenues, was 64.1% for the six month period ended June 30, 2012 compared to 66.3% for the first half of 2011. The decrease in the cost of sales percentage resulted from the favorable impact of higher production volumes for selected markets, pricing actions which more than offset material price inflation and the positive impact of Cooper’s activities to improve overall cost productivity. These actions were partially offset by the impact of acquisitions which had a higher than average cost of sales percentage. Cost of sales as a percentage of revenue in 2012 was also reduced by 0.6% by the gain on the sale of a product line.

Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.5% for the first half of 2012 compared to 66.0% for the same period in 2011. The increase in cost of sales as a percentage of revenues in comparison to the prior year period was due to the unfavorable impact of acquisitions which have a higher than average cost of sales percentage and higher costs for restructuring actions being taken to improve overall long-term cost structure. Favorable pricing actions which more than offset material price inflation and the favorable impact from higher volumes partially offset the unfavorable impact of acquisitions and restructuring actions.

Selling and administrative expenses, as a percentage of revenues, for the six month period ended June 30, 2012 was 20.1% compared to 19.3% for the first half of 2011. Higher environmental and legal costs and incremental costs related to the proposed transaction with Eaton increased 2012 selling and administrative expenses, as a percentage of revenues by approximately 0.9%. This increase in percentage was partially mitigated by the favorable impact of higher revenue levels partially offset by expenses associated with global growth initiatives.

Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues for the six month period ended June 30, 2012, was 17.4% compared to 16.2% for the same period in 2011.

Higher environmental and legal costs increased 2012 selling and administrative expenses, as a percentage of revenues by approximately 1.0%. The remaining increase in selling and administrative expenses as a percentage of revenues was the result of investments in resources designed to improve global growth and higher than average selling and administrative expenses from newly acquired businesses that was partially offset by the favorable impact of 7.9% higher comparable revenue levels in 2012.

Electrical Products Group segment selling and administrative expenses, as a percentage of revenues was 19.0% for the six month period ended June 30, 2012 compared to 19.0% for the six months ended June 30, 2011. The favorable leverage from the 9.3% higher comparable revenue levels in 2012 was substantially offset by investments in sales and marketing resources focused on driving improved global demand for products.

Net interest expense for the six month period ended June 30, 2012 decreased $4.0 million from the same period in 2011 primarily as a result of the favorable impact from foreign currency hedges related to intercompany financing activities. Average debt balances were $1.42 billion and $1.42 billion and average interest rates were 4.68% and 4.90% in the first six months of 2012 and 2011, respectively. Average interest rates in 2011 were unfavorably impacted by the write-off of unamortized debt issuance costs related to the prior bank credit facility that was replaced in May 2011.

Operating Earnings:

Energy & Safety Solutions segment operating earnings for the six month period ended June 30, 2012 increased 14.9% to $287.0 million from $249.8 million for the same period in 2011. Operating earnings in 2012 include the gain on the sale of a product line which increased reported results as a percentage of revenue by 0.6%. The increase also resulted from the improved demand for industrial, energy related and utility products coupled with favorable pricing actions which more than offset material price inflation. These items were partially offset by the lower margins for recently acquired businesses and higher environmental and legal costs. The Energy & Safety Solutions segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.

Electrical Products Group segment operating earnings for the six month period ended June 30, 2012 increased 5.8% to $192.3 million from $181.7 million for the same period in 2011. The increase resulted from the improvement in demand from most global markets, favorable pricing actions that more than offset material price inflation and the continuing favorable impact of restructuring actions offset partially by lower margins from recently acquired businesses and further actions to improve the segment’s long-term cost structure. The Electrical Products Group segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.

Equity income from the Apex Tool Group joint venture was $32.4 million in the six month period ended June 30, 2012 compared to $28.9 million for the same period in 2011.

General Corporate expense increased $9.1 million to $55.4 million during the six month period ended June 30, 2012 compared to $46.3 million during the same period of 2011. The increase in General Corporate expense for the six month period ended June 30, 2012 primarily relates to higher environmental costs related to previously divested businesses and incremental costs associated with the proposed transaction with Eaton.

Income Taxes:

The effective tax rate from continuing operations was 18.1% and 16.7% for the six month periods ended June 30, 2012 and 2011, respectively. Income tax expense from continuing operations was reduced by $8.0 million during the six month period ended June 30, 2012 for discrete tax adjustments related to the resolution of certain foreign tax matters. Income tax expense from continuing operations was reduced by

$9.7 million during the six month period ended June 30, 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. Excluding these discrete tax adjustments, Cooper’s effective tax rate for the six month periods ended June 30, 2012 and 2011 was 20.0% and 19.2%, respectively.

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

Liquidity and Capital Resources

Cooper believes our internal cash generation together with existing cash and cash equivalent balances and availability under the committed credit facility is sufficient to fund current operations, projected capital expenditures, scheduled debt repayments, the current rate of cash dividends, and anticipated common stock repurchases. Capital expenditures in 2012 are projected to be approximately $160 to $180 million. Cooper evaluates opportunities to expand through acquisitions as well as through the growth of our current businesses. While a significant acquisition may require additional debt and/or equity financing, Cooper believes its conservative financial structure and access to capital markets provides the strength and flexibility to support the liquidity needs to achieve its strategic objectives. Notwithstanding the above, Cooper is prohibited at this time under the Transaction Agreement with Eaton from repurchasing its shares and, without Eaton’s consent, from making certain acquisitions.

Liquidity:

Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $139.0 million during the first six months of 2012 reflecting working capital investments to support revenue growth and global growth initiatives. A $116.6 million increase in receivables and a $78.1 million increase in inventories were partially offset by a $55.7 million increase in accounts payable. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital) for the 2012 second quarter was 6.1 turns as compared to the 6.0 turns reported for the same period of 2011 reflecting efficient working capital utilization.

Cash provided by operating activities was $256.2 million during the first six months of 2012. This cash plus an additional $47.6 million of cash received from stock option exercises was used primarily to fund acquisitions of $101.2 million, dividends of $95.1 million, capital expenditures of $75.8 million and share purchases of $7.4 million.

During the first six months of 2011 Cooper used cash provided by continuing operating activities and $48.5 million of cash received from stock option exercises and existing cash on hand primarily to fund the $250 million initial payment to the asbestos settlement trust, capital expenditures of $49.0 million, dividends of $93.0 million, share purchases of $40.5 million and acquisitions of $9.8 million.

Capital Resources:

Cooper targets a 30% to 40% debt-to-total capitalization ratio. Cooper’s debt-to-total capitalization ratio was 27.0% at June 30, 2012, 28.8% at December 31, 2011 and 27.9% at June 30, 2011.

At June 30, 2012 and December 31, 2011, Cooper had cash and cash equivalents of $706.2 million and $676.6 million, respectively. Cooper had short-term debt of $5.1 million and $6.4 million at June 30, 2012 and December 31, 2011, respectively. Cooper had no commercial paper outstanding at June 30, 2012 or December 31, 2011. Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities.

At June 30, 2012, Cooper has $500 million available under its five-year committed bank credit facility that matures in May 2016. The credit facility agreement is not subject to termination based on a decrease in Cooper’s debt ratings or a material adverse change clause. The only financial covenant in the agreement limits Cooper’s debt-to-total capitalization ratio to 60%. Cooper is in compliance with all covenants set forth in the credit facility agreement.

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

Cooper’s senior unsecured notes, credit facility and any commercial paper amounts outstanding are guaranteed by Cooper and certain of its principal U.S. operating subsidiaries.

Eaton Transaction Agreement:

On May 21, 2012 Cooper entered into a Transaction Agreement (as amended, the “Transaction Agreement”) with Eaton Corporation (“Eaton”), Eaton Corporation Limited (“New Eaton”) and certain other entities. Under the terms of the Transaction Agreement, New Eaton will acquire Cooper with each Cooper shareholder entitled to receive $39.15 in cash and .77479 of a newly issued New Eaton ordinary share in exchange for each outstanding Cooper ordinary share (the “Acquisition”). In connection with the Acquisition, Eaton will merge with a wholly owned subsidiary of New Eaton, a newly formed Irish company (the “Merger”). As a result of the Acquisition and Merger, both Eaton and Cooper will become wholly owned subsidiaries of New Eaton (the “Transactions”). The Transactions have been approved by the boards of directors of both Eaton and Cooper. The closing of the Transactions is subject to customary conditions, including receipt of approvals of both Eaton and Cooper shareholders and under the antitrust laws of certain jurisdictions, and is expected to close in 2012. There is no assurance that the Transactions will be completed in a timely manner or at all.

The Transaction Agreement also provides that, if the Transaction Agreement is terminated following a change in recommendation by the Eaton board of directors in certain circumstances, Eaton will pay to Cooper $300 million. In addition, on May 21, 2012, Cooper and Eaton entered into an Expenses Reimbursement Agreement whereby Cooper has agreed to pay to Eaton specified transaction-related expenses incurred by Eaton in the event of termination of the Transaction Agreement in certain specified circumstances. The amount payable by Cooper in such circumstances is limited to one percent of the total value of the issued share capital of Cooper as ascribed by the terms of the Acquisition.

In connection with the Transaction Agreement, on May 21, 2012, Cooper also entered into an amendment to its Second Amended Rights Plan (as described in Note 11 to Cooper’s 2011 financial statements) to render it inapplicable to the Transaction Agreement and the transactions contemplated thereby.

On July 9, 2012, two purported Cooper shareholders, the Louisiana Municipal Police Employees Retirement System and Frank E. Waters, filed a putative class action complaint in the United States District Court for the Northern District of Ohio, Eastern Division, styled Louisiana Municipal Police Employees Retirement System v. Cooper Industries plc et. al., Case No. 1: 12-cv-1750, challenging the transaction. The complaint alleges that Cooper, its directors and Eaton disseminated a preliminary proxy statement in connection with the transaction that contains material omissions and misstatements in violation of federal securities laws. The alleged omissions and misstatements concern: (a) the sales process leading to the proposed acquisition and (b) the analysis performed by Cooper’s financial advisor. The complaint further alleges that the conduct of Cooper’s directors constitutes shareholder oppression in violation of Irish law. Plaintiffs request that consummation of the transaction be enjoined. Cooper and Eaton believe that the claims asserted in the action are without merit and intend to vigorously defend against them.

Critical Accounting Estimates and Recently Issued Accounting Standards

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011 and there has been no significant changes to those policies.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of June 30, 2012, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Backlog

Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	June 30,
	2012	2011
	(in millions)
Energy & Safety Solutions	$597.9	$527.4
Electrical Products Group	259.0	200.4

	$856.9	$727.8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Lawsuit

On July 9, 2012, two purported Cooper shareholders, the Louisiana Municipal Police Employees Retirement System and Frank E. Waters, filed a putative class action complaint in the United States District Court for the Northern District of Ohio, Eastern Division, styled Louisiana Municipal Police Employees Retirement System v. Cooper Industries plc et. al., Case No. 1: 12-cv-1750, challenging the transaction. The complaint alleges that Cooper, its directors and Eaton disseminated a preliminary proxy statement in connection with the transaction that contains material omissions and misstatements in violation of federal securities laws. The alleged omissions and misstatements concern: (a) the sales process leading to the proposed acquisition and (b) the analysis performed by Cooper’s financial advisor. The complaint further alleges that the conduct of Cooper’s directors constitutes shareholder oppression in violation of Irish law. Plaintiffs request that consummation of the transaction be enjoined. Cooper and Eaton believe that the claims asserted in the action are without merit and intend to vigorously defend against them.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Cooper’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 except as described below.

Failure to Complete the Proposed Acquisition by Eaton Could Negatively Affect Our Stock Price and Our Future Business and Financial Results

On May 21, 2012, Cooper entered into a Transaction Agreement (as amended, the “Transaction Agreement”) with Eaton Corporation (“Eaton”), Eaton Corporation Limited (“New Eaton”) and certain other entities. Under the terms of the Transaction Agreement, New Eaton will acquire Cooper with each Cooper shareholder entitled to receive $39.15 in cash and .77479 of a newly issued New Eaton ordinary share in exchange for each outstanding Cooper ordinary share (the “Acquisition”). In connection with the Acquisition, Eaton will merge with a wholly-owned subsidiary of New Eaton, a newly formed Irish company (the “Merger”). As a result of the Acquisition and the Merger, both Eaton and Cooper will become wholly-owned subsidiaries of New Eaton. The transaction has been approved by the Board of Directors of both Eaton and Cooper. The closing of the transaction is subject to customary conditions, including receipt of approvals of both Eaton and Cooper shareholders and under the antitrust laws of certain jurisdictions. There is no assurance that Eaton and Cooper shareholders will approve the transaction and there is no assurance that the other conditions to the completion of the transaction will be satisfied. If the transaction is not completed, Cooper’s ongoing business may be adversely affected. As a result of the pendency of the transaction, Cooper is subject to a number of risks, including the following:

•

The current market price of Cooper’s ordinary shares reflects assumptions by market participants as to the likelihood that the transaction will occur, and a failure to complete the transaction could result in a decline in the market price of Cooper’s ordinary shares;

•

Cooper is required to reimburse Eaton for certain specified transaction-related expenses in the event of termination of the Transaction Agreement in certain circumstances, which reimbursement is limited to 1% of the total value of Cooper’s issued share capital as ascribed by the terms of the Acquisition; and

•

The Transaction Agreement restricts Cooper, subject to certain exceptions, from making certain acquisitions and taking other specified actions without Eaton’s consent until the transaction occurs or the Transaction Agreement terminates. These restrictions may prevent Cooper from pursuing otherwise attractive business opportunities and making other changes to the business that Cooper might otherwise have pursued or made.

•

Matters relating to the transaction (including integration planning) may require substantial commitments of time and resources by Cooper management, which would otherwise have been devoted to other opportunities that may have been beneficial to Cooper as an independent company.

There can be no assurance that the risks described above will not materialize and, if any of them do, they may adversely affect Cooper’s business, operating results and stock price.

Pending Litigation Could Prevent or Delay the Closing of the Proposed Acquisition by Eaton or Otherwise Negatively Impact our Business and Operations

On July 9, 2012, two purported Cooper shareholders, the Louisiana Municipal Police Employees Retirement System and Frank E. Waters, filed a putative class action complaint in the United States District Court for the Northern District of Ohio, Eastern Division, styled Louisiana Municipal Police Employees Retirement System v. Cooper Industries plc et. al., Case No. 1: 12-cv-1750, challenging the transaction. The complaint alleges that Cooper, its directors and Eaton disseminated a preliminary proxy statement in connection with the transaction that contains material omissions and misstatements in violation of federal securities laws. The alleged omissions and misstatements concern: (a) the sales process leading to the proposed acquisition and (b) the analysis performed by Cooper’s financial advisor. The complaint further alleges that the conduct of Cooper’s directors constitutes shareholder oppression in violation of Irish law. Plaintiffs request that consummation of the transaction be enjoined. Cooper and Eaton believe that the claims asserted in the action are without merit and intend to vigorously defend against them. Additional lawsuits arising out of or relating to the proposed transaction may be filed in the future. There is no assurance that Cooper or any other defendants will be successful in the outcome of the pending or any future potential lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects activity related to equity securities purchased by Cooper during the three months ended June 30, 2012:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
As of 3/31/12				16,054,582
4/01/12 – 4/30/12	—	$—	—	16,054,582
5/01/12 – 5/31/12	—	—	—	16,054,582
6/01/12 – 6/30/12	—	—	—	16,054,582

Total	—	$—	—

(1)	On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper common stock and increased the share repurchase authorization by ten million shares on November 1, 2011. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2012 Cooper’s current estimate is that 2.5 million shares would be issued under equity compensation plans, which is reflected in the above table. Notwithstanding the above, Cooper is prohibited at this time under the Transaction Agreement with Eaton from repurchasing its shares.

Item 3. Defaults Upon Senior Securities

None

Item 6. Exhibits

2.1	Transaction Agreement, dated May 21, 2012, by and among Cooper Industries plc, Eaton Corporation, Abeiron Limited, Turlock Corporation, Turlock B.V. and Comdell Limited. (incorporated by reference to Exhibit 2.1 to Cooper’s Current Report on Form 8-K filed May 24, 2012).

2.2	Amendment No. 1 to the Transaction Agreement, dated as of June 22, 2012, by and among Cooper Industries plc, Eaton Corporation, Eaton Corporation Limited (formerly known as Abeiron Limited), Turlock Corporation, Turlock B.V., Abeiron II Limited (formerly known as Comdell Limited) and Eaton, Inc.

2.3	Part A of Appendix III to Rule 2.5 Announcement, dated May 21, 2012 (Conditions of the Acquisition and the Scheme) (incorporated by reference to Exhibit 2.2 to Cooper’s Current Report on Form 8-K filed May 24, 2012).

2.4	Expenses Reimbursement Agreement, dated May 21, 2012, by and between Cooper Industries plc and Eaton Corporation (incorporated by reference to Exhibit 2.3 to Cooper’s Current Report on Form 8-K filed May 24, 2012).

4.1	Amendment No. 2 to the Second Amended and Restated Rights Agreement by and between Cooper Industries plc and Computershare Trust Company, N.A., dated May 21, 2012 (incorporated by reference to Exhibit 4.3 of Amendment No. 2 to the Registration Statement on Form 8-A/A filed by Cooper Industries plc on May 24, 2012).

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2007 through 2011 and the Six Months Ended June 30, 2012 and 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Statement Required By The Irish Takeover Rules

The directors of Cooper accept responsibility for the information contained in this communication. To the best of the knowledge and belief of the directors of Cooper (who have taken all reasonable care to ensure that such is the case), the information contained in this communication is in accordance with the facts and does not omit anything likely to affect the import of such communication.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cooper Industries plc
(Registrant)

Date: August 8, 2012	/s/ David A. Barta
David A. Barta, Senior Vice President and Chief Financial Officer

Date: August 8, 2012	/s/ Rick L. Johnson
Rick L. Johnson, Vice President, Controller and Chief Accounting Officer

Exhibit Index

Exhibit No.

2.1	Transaction Agreement, dated May 21, 2012, by and among Cooper Industries plc, Eaton Corporation, Abeiron Limited, Turlock Corporation, Turlock B.V. and Comdell Limited. (incorporated by reference to Exhibit 2.1 to Cooper’s Current Report on Form 8-K filed May 24, 2012).

2.2	Amendment No. 1 to the Transaction Agreement, dated as of June 22, 2012, by and among Cooper Industries plc, Eaton Corporation, Eaton Corporation Limited (formerly known as Abeiron Limited), Turlock Corporation, Turlock B.V., Abeiron II Limited (formerly known as Comdell Limited) and Eaton, Inc.

2.3	Part A of Appendix III to Rule 2.5 Announcement, dated May 21, 2012 (Conditions of the Acquisition and the Scheme) (incorporated by reference to Exhibit 2.2 to Cooper’s Current Report on Form 8-K filed May 24, 2012).

2.4	Expenses Reimbursement Agreement, dated May 21, 2012, by and between Cooper Industries plc and Eaton Corporation (incorporated by reference to Exhibit 2.3 to Cooper’s Current Report on Form 8-K filed May 24, 2012).

4.1	Amendment No. 2 to the Second Amended and Restated Rights Agreement by and between Cooper Industries plc and Computershare Trust Company, N.A., dated May 21, 2012 (incorporated by reference to Exhibit 4.3 of Amendment No. 2 to the Registration Statement on Form 8-A/A filed by Cooper Industries plc on May 24, 2012).

12	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2007 through 2011 and the six months ended June 30, 2012 and 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document