Form 10-Q
period 2012-09-30
Cooper Industries plc
filed 2012-11-05
CIK 1141982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of registrant’s common shares outstanding as of September 30, 2012 was 161,713,954.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER INDUSTRIES PLC

CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Revenues	$1,497.5	$1,389.7	$4,370.8	$4,036.3
Cost of sales	981.9	931.2	2,853.5	2,682.0
Selling and administrative expenses	279.2	269.2	857.0	779.8
Equity in income of Apex Tool Group, LLC	18.5	16.0	50.9	44.9

Operating earnings	254.9	205.3	711.2	619.4
Interest expense, net	14.6	16.4	44.0	49.8

Income from continuing operations before income taxes	240.3	188.9	667.2	569.6
Income taxes expense	51.9	28.7	129.1	92.2

Income from continuing operations	188.4	160.2	538.1	477.4
Income related to discontinued operations, net of income taxes	—	—	—	190.3

Net income	$188.4	$160.2	$538.1	$667.7

Income per common share:
Basic:
Income from continuing operations	$1.17	$.99	$3.36	$2.91
Income from discontinued operations	—	—	—	1.16

Net income	$1.17	$.99	$3.36	$4.07

Diluted:
Income from continuing operations	$1.16	$.98	$3.33	$2.87
Income from discontinued operations	—	—	—	1.14

Net income	$1.16	$.98	$3.33	$4.01

Cash dividends declared per common share	$.31	$.29	$.93	$.87

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net income	$188.4	$160.2	$538.1	$667.7
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans	1.8	2.2	5.5	5.9
Derivative instruments	2.7	4.6	(1.7)	4.3
Foreign currency items	46.6	(54.2)	35.6	(10.5)

Other comprehensive income (loss)	51.1	(47.4)	39.4	(0.3)

Comprehensive income	$239.5	$112.8	$577.5	$667.4

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011 (Note 1)
ASSETS	(in millions)
Cash and cash equivalents	$965.8	$676.6
Receivables, less allowances	1,008.9	878.8
Inventories	542.8	466.3
Current discontinued operations receivable	2.1	3.8
Other current assets	221.1	265.9

Total current assets	2,740.7	2,291.4

Property, plant and equipment, less accumulated depreciation	664.4	625.4
Investment in Apex Tool Group, LLC	560.6	521.9
Goodwill	2,624.0	2,513.5
Other intangible assets, less accumulated amortization	431.8	380.4
Long-term discontinued operations receivable	3.0	5.1
Other noncurrent assets	111.2	109.9

Total assets	$7,135.7	$6,447.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$4.4	$6.4
Accounts payable	561.7	502.6
Accrued liabilities	651.6	615.3
Current discontinued operations liability	17.0	9.3
Current maturities of long-term debt	325.3	325.0

Total current liabilities	1,560.0	1,458.6

Long-term debt	1,096.7	1,096.2
Long-term discontinued operations liability	23.5	40.5
Other long-term liabilities	318.6	316.3

Total liabilities	2,998.8	2,911.6

Common stock, $.01 par value	1.8	1.7
Capital in excess of par value	128.2	—
Retained earnings	4,855.0	4,421.8
Treasury stock	(671.6)	(671.6)
Accumulated other comprehensive loss	(176.5)	(215.9)

Total shareholders’ equity	4,136.9	3,536.0

Total liabilities and shareholders’ equity	$7,135.7	$6,447.6

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$538.1	$667.7
Less: Income related to discontinued operations	—	190.3

Income from continuing operations	538.1	477.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	104.2	96.7
Deferred income taxes	(31.1)	53.1
Excess tax benefits from stock options and awards	(24.6)	(13.3)
Distribution of earnings from Apex Tool Group, LLC	19.4	20.9
Equity in income of Apex Tool Group, LLC	(50.9)	(44.9)
Changes in assets and liabilities: (1)
Receivables	(113.6)	(115.5)
Inventories	(62.7)	(37.3)
Accounts payable and accrued liabilities	63.6	(5.5)
Discontinued operations assets and liabilities, net	(5.5)	(246.6)
Other assets and liabilities, net	108.3	(8.0)

Net cash provided by operating activities	545.2	177.0
Cash flows from investing activities:
Capital expenditures	(113.4)	(84.8)
Cash paid for acquired businesses	(136.9)	(250.1)
Proceeds from sales of property, plant and equipment and other	0.9	15.8

Net cash used in investing activities	(249.4)	(319.1)
Cash flows from financing activities:
Repayments of long-term debt	(0.4)	(3.0)
Short-term debt, net	(2.0)	(1.6)
Debt issuance costs	—	(1.0)
Dividends	(144.6)	(141.4)
Purchases of treasury shares	—	(383.0)
Purchases of common shares for cancellation	(7.4)	—
Excess tax benefits from stock options and awards	24.6	13.3
Proceeds from exercise of stock options and other	120.2	54.8

Net cash used in financing activities	(9.6)	(461.9)
Effect of exchange rate changes on cash and cash equivalents	3.0	(0.7)

Increase (decrease) in cash and cash equivalents	289.2	(604.7)
Cash and cash equivalents, beginning of period	676.6	1,035.3

Cash and cash equivalents, end of period	$965.8	$430.6

(1)	Net of the effects of acquisitions and translation.

The accompanying notes are an integral part of these statements.

COOPER INDUSTRIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.	Accounting Policies

Basis of Presentation – The consolidated financial statements of Cooper Industries plc, an Irish company (“Cooper”), have been prepared in accordance with generally accepted accounting principles in the United States.

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

On May 21, 2012 Cooper entered into a Transaction Agreement (as amended, the “Transaction Agreement”) with Eaton Corporation (“Eaton”), Eaton Corporation Limited (“New Eaton”) and certain other entities. Under the terms of the Transaction Agreement, New Eaton will acquire Cooper with each Cooper shareholder entitled to receive $39.15 in cash and .77479 of a newly issued New Eaton ordinary share in exchange for each outstanding Cooper ordinary share (the “Acquisition”). In connection with the Acquisition, Eaton will merge with a wholly owned subsidiary of New Eaton, a newly formed Irish company (the “Merger”). As a result of the Acquisition and Merger, both Eaton and Cooper will become wholly owned subsidiaries of New Eaton (the “Transactions”). The Transactions have been approved by the boards of directors and shareholders of both Eaton and Cooper. The closing of the Transactions is subject to customary closing conditions, including regulatory approvals under the antitrust laws of certain jurisdictions, and is expected to close in 2012.

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

On July 9, 2012, two purported Cooper shareholders, the Louisiana Municipal Police Employees Retirement System and Frank E. Waters, filed a putative class action complaint in the United States District Court for the Northern District of Ohio, Eastern Division, styled Louisiana Municipal Police Employees Retirement System v. Cooper Industries plc et. al., Case No. 1: 12-cv-1750, challenging the transaction. The complaint alleged that Cooper, its directors and Eaton disseminated a preliminary proxy statement in connection with the transaction that contained material omissions and misstatements in violation of federal securities laws. The alleged omissions and misstatements concerned: (a) the sales process leading to the proposed acquisition and (b) the analysis performed by Cooper’s financial advisor. The complaint further alleged that the conduct of Cooper’s directors constituted shareholder oppression in violation of Irish law. Plaintiffs requested that consummation of the transaction be enjoined. On October 16, 2012, the Court granted Cooper’s motion to dismiss the litigation. On October 17, 2012, the Plaintiffs filed a motion requesting the Court to permit the Plaintiffs to file an amended complaint. Cooper and Eaton believe that the claims asserted in the motion are without merit and intend to vigorously defend against them.

Note 3.	Subsequent Event – Pending Disposition of Investment in Apex Tool Group, LLC

On October 10, 2012, Cooper and Danaher Corporation announced they had entered into a definitive agreement to sell Apex Tool Group to Bain Capital for approximately $1.6 billion subject to post-closing adjustments. Currently, Cooper and Danaher each maintain a 50% ownership interest in Apex. The closing of the definitive agreement is subject to customary conditions, including regulatory approvals. Upon closing of the transaction, Cooper expects to recognize a pretax gain on the disposition equal to the excess of the net proceeds over the carrying value of its net investment at such time. The parties currently expect that the transaction will close in the first half of 2013.

The definitive agreement also contains customary termination rights and further provides that, upon termination of the definitive agreement under certain circumstances, Bain Capital is required to pay Cooper and Danaher a termination fee of $80 million.

Note 4.	Acquisitions

Cooper has completed a number of acquisitions that were selected because of their strategic fit with existing Cooper businesses or were new strategic lines that were complementary to Cooper’s operations. In the nine month period ended September 30, 2012, Cooper completed four acquisitions, three in the Energy and Safety Solutions segment and one in the Electrical Products Group segment. During the year ended December 31, 2011 Cooper completed seven acquisitions, three in the Energy and Safety Solutions segment and four in the Electrical Products Group segment, and also acquired certain other intangible assets in the Electrical Products Group segment.

The acquisition date fair value of the total consideration for the 2012 transactions was approximately $143.3 million and resulted in the preliminary recognition of aggregate goodwill of $77.2 million, of which approximately $23.9 million is expected to be deductible for tax purposes. The goodwill arising from the 2012 transactions includes $64.0 million related to the Energy and Safety Solutions segment and $13.2 million related to the Electrical Products Group segment. The goodwill arises because the purchase price reflects a number of factors including the future earnings and cash flow potential of these businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations. The transactions consummated in 2012 also resulted in the preliminary recognition of $67.4 million in other intangible assets consisting primarily of customer relationships, technology and trademarks. All of these identifiable intangibles are finite-lived intangible assets that are preliminarily expected to be amortized over periods of 3 to 15 years with a weighted average amortization period of approximately 12 years.

The results of operations of acquisitions are included in the consolidated income statements since the respective acquisition dates. Pro-forma income from continuing operations and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011, assuming the acquisitions had occurred at the beginning of 2011, would not be materially different from reported results.

Note 5.	Inventories

	September 30, 2012	December 31, 2011
	(in millions)
Raw materials	$227.1	$194.8
Work-in-process	133.6	110.1
Finished goods	317.7	295.2
Perishable tooling and supplies	6.8	7.1

	685.2	607.2
Allowance for excess and obsolete inventory	(73.4)	(65.8)
Excess of FIFO costs over LIFO costs	(69.0)	(75.1)

Net inventories	$542.8	$466.3

Note 6.	Goodwill

Cooper has goodwill of $2.62 billion and $2.51 billion at September 30, 2012 and December 31, 2011, respectively. Cooper completed its annual impairment tests for each reporting unit’s goodwill as of January 1, 2012. The results of step one of these goodwill impairment tests did not require the completion of step two of the test for any reporting unit.

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

Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Such accruals are adjusted as information develops or circumstances change. The environmental liability accrual includes amounts related to sites owned by Cooper, retained environmental liabilities related to sites previously owned by Cooper and third-party sites where Cooper is a potentially responsible party. Third-party sites usually involve multiple contributors where Cooper’s liability will be determined based on an estimate of Cooper’s proportionate responsibility for the total cleanup. The amount accrued for such sites is based on these estimates as well as an assessment of the financial capacity of the other potentially responsible parties. Cooper had an accrual of $49.4 million at September 30, 2012 related to potential environmental liabilities, including $11.8 million classified as a long-term liability.

Note 8.	Debt

At September 30, 2012, Cooper has $4.4 million of short-term debt and has no commercial paper borrowings outstanding. At September 30, 2012, Cooper has $500 million available under its five-year committed bank credit facility that matures on May 26, 2016.

Note 9.	Shareholders’ Equity

Cooper Industries plc had common shares, $.01 par value outstanding of 161,713,954 (net of 14,325,562 treasury shares) and 158,314,748 (net of 14,325,562 treasury shares) at September 30, 2012 and December 31, 2011, respectively. During the nine month period ended September 30, 2012 Cooper issued 3,524,019 common shares primarily in connection with employee incentive and benefit plans and Cooper’s dividend reinvestment program. During the nine month period ended September 30, 2012 Cooper repurchased and cancelled 124,813 common shares at an average price per share of $59.00 under the Board of Directors authorization discussed below.

On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of ten million shares of common stock and increased the share repurchase authorization by ten million shares on November 1, 2011. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2012 Cooper estimated that 2.5 million shares would be issued under equity compensation plans. As of September 30, 2012, 16,054,582 shares remain available to be repurchased under the authorizations by the Board of Directors. Notwithstanding the above, Cooper is prohibited at this time under the Transaction Agreement with Eaton from repurchasing its shares.

Note 10.	Segment Information

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Energy and Safety Solutions	$804.0	$752.2	$2,349.3	$2,184.1
Electrical Products Group	693.5	637.5	2,021.5	1,852.2

Total revenues	$1,497.5	$1,389.7	$4,370.8	$4,036.3

	Operating Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Energy and Safety Solutions	$152.6	$125.6	$439.6	$375.4
Electrical Products Group	103.3	88.3	295.6	270.0

Total segment operating earnings	255.9	213.9	735.2	645.4
General Corporate expense	19.5	24.6	74.9	70.9
Equity in income of Apex Tool Group, LLC	18.5	16.0	50.9	44.9

Total operating earnings	$254.9	$205.3	$711.2	$619.4

Note 11.	Stock-Based Compensation

During the nine month period ended September 30, 2012 Cooper granted 1,093,670 stock option awards, 362,186 performance-based shares and 73,528 restricted stock units. As of September 30, 2012, 9,719,576 shares were available for future grants under the 2011 Incentive Plan. Total compensation expense for all share-based compensation arrangements was $30.2 million and $28.1 million for the nine month periods ended September 30, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $11.7 million and $10.3 million for the nine month periods ended September 30, 2012 and 2011, respectively.

Note 12.	Income Taxes

The effective tax rate from continuing operations was 19.3% and 16.2% for the nine month periods ended September 30, 2012 and 2011, respectively. Income tax expense from continuing operations was reduced by $8.0 million during the nine month period ended September 30, 2012 for discrete tax adjustments related to the resolution of certain foreign tax matters. Income tax expense from continuing operations was reduced by $9.7 million during the nine month period ended September 30, 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. Excluding these discrete tax adjustments, Cooper’s effective tax rate for the nine month periods ended September 30, 2012 and 2011 was 20.5% and 17.9%, respectively.

Net deferred taxes recognized in the balance sheet consist of:

	September 30, 2012	December 31, 2011
	(in millions)
Other current assets	$96.1	$69.8
Other long-term liabilities	74.2	67.4

Net deferred taxes	$21.9	$2.4

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

At September 30, 2012 and December 31, 2011, Cooper has a foreign deferred tax asset of approximately $1.1 billion and $1.0 billion, respectively, relating to a net operating loss carryforward that was approved by a foreign jurisdiction in September 2009. Although this net operating loss carryforward deferred tax asset has an indefinite life, a corresponding valuation allowance for the same amount has been recognized because management believes at this time it is more likely than not that there will not be sufficient taxable income in the future to realize this net operating loss carryforward in the foreign jurisdiction.

Cooper has unrecognized gross tax benefits of $9.2 million at September 30, 2012. Approximately $6.0 million of the unrecognized tax benefits would favorably impact the effective tax rate if recognized. Cooper believes it is reasonably possible that additional tax benefits in the range of approximately $1 to $4 million could be recognized during the next 12 months as audits close and statutes expire.

Note 13.	Pension and Other Postretirement Benefits

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Components of net periodic benefit cost:
Service cost	$0.6	$0.6	$1.9	$1.8
Interest cost	7.2	8.4	21.5	25.2
Expected return on plan assets	(10.8)	(10.9)	(32.3)	(32.7)
Amortization of prior service cost	(0.7)	(0.6)	(2.0)	(2.0)
Recognized actuarial loss	5.3	5.4	15.9	15.3

Net periodic benefit cost	$1.6	$2.9	$5.0	$7.6

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Components of net periodic benefit cost:
Interest cost	$0.6	$0.9	$1.9	$2.7
Amortization of prior service cost	(0.5)	(0.5)	(1.5)	(1.5)
Recognized actuarial gain	(1.2)	(0.8)	(3.5)	(2.4)

Net periodic benefit gain	$(1.1)	$(0.4)	$(3.1)	$(1.2)

Note 14.	Net Income Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Income from continuing operations	$188.4	$160.2	$538.1	$477.4
Income from discontinued operations	—	—	—	190.3

Net income applicable to common stock	$188.4	$160.2	$538.1	$667.7

Weighted average shares outstanding – Basic	161.1	162.3	159.9	164.3
Incremental shares from assumed conversions:
Options, performance-based stock awards and other employee awards	1.8	1.7	1.9	2.2

Weighted average shares outstanding – Diluted	162.9	164.0	161.8	166.5

Options and employee awards are not considered in the calculations if the effect would be anti-dilutive. Anti-dilutive options and employee awards of 1.9 million and 1.5 million shares were excluded in the nine month periods ended September 30, 2012 and 2011, respectively.

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

Assets and liabilities measured on a recurring basis at fair value using Level 2 inputs and a market approach are as follows:

	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Short-term currency forward exchange contracts	$52.1	$57.6	$75.3	$64.4
Short-term commodity swaps	0.9	0.2	0.1	1.2
Short-term cross-currency swaps	—	25.1	—	27.8

Except as discussed below, the currency forward exchange contracts and commodity swaps in the above table are designated as hedging instruments. Currency forward exchange contracts representing assets of approximately $30.8 and $39.5 million and liabilities of $19.7 and $29.1 million at September 30, 2012 and December 31, 2011, respectively are not designated as hedging instruments.

The fair value of currency forward exchange contracts, commodity swaps and the cross-currency swaps are determined based on pricing models that use inputs from actively quoted markets that are readily accessible and observable. There were no changes in the valuation techniques used to measure asset or liability fair values on a recurring basis in 2012 or 2011.

Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of income. The net gain or loss on currency forward exchange contracts was not material in the nine month periods ended September 30, 2012 and 2011. For commodity swaps, Cooper recognized, in cost of sales, a net loss of $1.5 million in the nine month period ended September 30, 2012 and a net gain of $1.4 million in the nine month period ended September 30, 2011. At September 30, 2012 Cooper estimates that approximately $0.3 million of net losses on derivative instruments designated as cash flow hedges will be reclassified from accumulated other comprehensive income included in shareholders’ equity to earnings during the next twelve months. The amount of discontinued cash flow hedges in the nine month periods ended September 30, 2012 and 2011 was not material.

The table below summarizes the U. S. dollar equivalent contractual amount of forward exchange contracts.

	September 30, 2012	December 31, 2011
	(in millions)
U.S. Dollar	$613.2	$572.2
Euro	301.0	369.8
British Pound Sterling	167.4	144.9
Other	30.5	21.5
	$1,112.1	$1,108.4

The contractual amount of commodity swap contracts at September 30, 2012 and December 31, 2011 was approximately $16 million and $14 million, respectively.

Other Instruments

In the normal course of business, Cooper executes stand-by letters of credit, performance bonds and other guarantees that ensure Cooper’s performance or payment to third parties that are not reflected in the consolidated balance sheets. The aggregate notional value of these instruments was approximately $115 million and $118 million at September 30, 2012 and December 31, 2011, respectively. In the past, no significant claims have been made against these financial instruments. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material losses to occur in connection with these instruments.

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers as well as their dispersion across many different geographic areas with no one customer receivable exceeding 4.8% of accounts receivable at September 30, 2012 (4.9% at December 31, 2011). At September 30, 2012, Cooper has approximately 26% of its cash and cash equivalents held at one financial institution. Cooper believes this financial institution to be financially stable.

Fair Value of Financial Instruments Other than Derivatives

Cooper’s financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. Cooper had a book value of approximately $1.43 billion and $1.43 billion for debt instruments at September 30, 2012 and December 31, 2011, respectively. The fair value of these debt instruments was approximately $1.55 billion and $1.55 billion at September 30, 2012 and December 31, 2011, respectively based on a market approach using Level 2 inputs represented primarily by quoted market prices for similar instruments.

Note 16.	Discontinued Operations Receivable and Liability

In October 1998 Cooper sold its Automotive Products business to Federal-Mogul Corporation (“Federal-Mogul”). These discontinued businesses (including the Abex Friction product line obtained from Pneumo-Abex Corporation (“Pneumo”) in 1994) were operated through subsidiary companies, and the stock of those subsidiaries were sold to Federal-Mogul pursuant to a Purchase and Sale Agreement dated August 17, 1998 (“1998 Agreement”). In conjunction with the sale, Federal-Mogul indemnified Cooper for certain liabilities of these subsidiary companies, including liabilities related to the Abex Friction product line and any potential liability that Cooper had to Pneumo pursuant to a 1994 Mutual Guaranty Agreement (the “Mutual Guaranty”) between Cooper and Pneumo. On October 1, 2001, Federal-Mogul and several of its affiliates filed a Chapter 11 bankruptcy petition. On February 1, 2011, Cooper entered into a settlement agreement that closed on April 5, 2011 resolving Cooper’s liability under the Mutual Guaranty with Pneumo. The settlement agreement terminated the Mutual Guaranty between Cooper and Pneumo and created a Settlement Trust. As a result of the April 2011 settlement the Company and its subsidiaries have no further obligations under the Mutual Guaranty. At September 30, 2012 remaining payments due under the settlement agreement total approximately $40.5 million and are due in installments in April of each year as follows: $17.0 million in 2013 and $11.75 million in each of 2014 and 2015.

As discussed further in Note 19 of the Notes to Consolidated Financial Statements included in Cooper’s 2011 Annual Report on Form 10-K, Cooper adjusted its previously recorded net liability in the first quarter of 2011 for its obligations under the Mutual Guaranty to the amounts payable under the settlement agreement and related unpaid legal expenses resulting in the recognition of an after-tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense. Cooper also has approximately $5.1 million in receivables for non-Abex related insurance recoveries remaining on the balance sheet at September 30, 2012 due through 2014 under previously recognized insurance settlements.

Note 17.	Consolidating Financial Information

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

Consolidating Statements of Comprehensive Income

Three Months Ended September 30, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$957.1	$767.6	$(227.2)	$1,497.5
Cost of sales	—	(0.8)	652.1	557.8	(227.2)	981.9
Selling and administrative expenses	2.6	72.7	145.7	115.8	(57.6)	279.2
Equity in income of Apex Tool Group, LLC	—	—	—	18.5	—	18.5
Interest expense, net	—	15.9	—	(1.3)	—	14.6
Equity in earnings of subsidiaries, net of tax	133.8	115.4	17.3	37.7	(304.2)	—
Intercompany income (expense)	(0.3)	(32.2)	(37.1)	69.7	(0.1)	—

Income (loss) from continuing operations before income taxes	130.9	(4.6)	139.5	221.2	(246.7)	240.3
Income tax expense (benefit)	—	(19.7)	45.9	25.7	—	51.9

Income from continuing operations	130.9	15.1	93.6	195.5	(246.7)	188.4
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net Income	130.9	15.1	93.6	195.5	(246.7)	188.4
Other comprehensive income (loss)	51.1	11.1	46.6	94.4	(152.1)	51.1

Comprehensive income	$182.0	$26.2	$140.2	$289.9	$(398.8)	$239.5

Consolidating Statements of Comprehensive Income

Three Months Ended September 30, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$886.5	$688.3	$(185.1)	$1,389.7
Cost of sales	—	(0.9)	621.9	495.3	(185.1)	931.2
Selling and administrative expenses	0.2	18.5	134.1	120.7	(4.3)	269.2
Equity in income of Apex Tool Group, LLC	—	—	—	16.0	—	16.0
Interest expense, net	—	16.3	—	0.1	—	16.4
Equity in earnings of subsidiaries, net of tax	156.4	88.7	139.3	207.2	(591.6)	—
Intercompany income (expense)	(0.3)	(13.8)	(37.2)	51.3	—	—

Income (loss) from continuing operations before income taxes	155.9	41.0	232.6	346.7	(587.3)	188.9
Income tax expense (benefit)	—	(20.6)	33.7	15.6	—	28.7

Income from continuing operations	155.9	61.6	198.9	331.1	(587.3)	160.2
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net Income	155.9	61.6	198.9	331.1	(587.3)	160.2
Other comprehensive income (loss)	(47.4)	(14.4)	(112.7)	(154.4)	281.5	(47.4)

Comprehensive income	$108.5	$47.2	$86.2	$176.7	$(305.8)	$112.8

Consolidating Statements of Comprehensive Income

Nine Months Ended September 30, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$2,824.7	$2,201.2	$(655.1)	$4,370.8
Cost of sales	—	(1.3)	1,922.2	1,587.7	(655.1)	2,853.5
Selling and administrative expenses	7.5	161.6	434.9	367.7	(114.7)	857.0
Equity in income of Apex Tool Group, LLC	—	—	—	50.9	—	50.9
Interest expense, net	—	47.9	—	(3.9)	—	44.0
Equity in earnings of subsidiaries, net of tax	431.9	303.0	83.8	185.7	(1,004.4)	—
Intercompany income (expense)	(1.3)	(74.2)	(113.0)	188.2	0.3	—

Income (loss) from continuing operations before income taxes	423.1	20.6	438.4	674.5	(889.4)	667.2
Income tax expense (benefit)	—	(59.5)	138.1	50.5	—	129.1

Income from continuing operations	423.1	80.1	300.3	624.0	(889.4)	538.1
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net Income	423.1	80.1	300.3	624.0	(889.4)	538.1
Other comprehensive income (loss)	39.4	17.8	46.9	91.3	(156.0)	39.4

Comprehensive income	$462.5	$97.9	$347.2	$715.3	$(1,045.4)	$577.5

Consolidating Statements of Comprehensive Income

Nine Months Ended September 30, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$—	$2,600.4	$1,987.5	$(551.6)	$4,036.6
Cost of sales	—	(2.7)	1,822.5	1,413.8	(551.6)	2,682.0
Selling and administrative expenses	—	92.4	389.7	342.8	(45.1)	779.8
Equity in income of Apex Tool Group, LLC	—	—	—	44.9	—	44.9
Interest expense, net	—	50.0	—	(0.2)	—	49.8
Equity in earnings of subsidiaries, net of tax	623.3	457.2	602.5	480.6	(2,163.6)	—
Intercompany income (expense)	(1.0)	(54.6)	(121.5)	176.8	0.3	—

Income (loss) from continuing operations before income taxes	622.3	262.9	869.2	933.4	(2,118.2)	569.6
Income tax expense (benefit)	—	(72.1)	105.5	58.8	—	92.2

Income from continuing operations	622.3	335.0	763.7	874.6	(2,118.2)	477.4
Income from discontinued operations, net of tax	—	—	—	190.3	—	190.3

Net Income	622.3	335.0	763.7	1,064.9	(2,118.2)	667.7
Other comprehensive income (loss)	(33.5)	(14.4)	(60.2)	(110.1)	217.9	(0.3)

Comprehensive income	$588.8	$320.6	$703.5	$954.8	$(1,900.3)	$667.4

Consolidating Balance Sheets

September 30, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Cash and cash equivalents	$123.8	$298.7	$(0.3)	$543.6	$—	$965.8
Receivables, less allowances	—	1.5	268.9	738.5	—	1,008.9
Inventories	—	—	269.4	273.4	—	542.8
Current discontinued operations receivable	—	—	—	2.1	—	2.1
Other current assets	1.0	27.2	52.7	140.2	—	221.1

Total current assets	124.8	327.4	590.7	1,697.8	—	2,740.7

Property, plant and equipment, less accumulated depreciation	—	33.9	314.5	316.0	—	664.4
Investment in Apex Tool Group, LLC	—	—	—	560.6	—	560.6
Investment in subsidiaries	1,565.1	3,748.6	5,427.4	4,858.3	(15,599.4)	—
Investment in parent	—	3,428.0	—	312.7	(3,740.7)	—
Intercompany accounts receivable	180.1	—	1,409.5	976.7	(2,566.3)	—
Intercompany notes receivable	9,552.5	549.6	6,977.3	4,047.2	(21,126.6)	—
Goodwill	—	—	1,294.3	1,329.7	—	2,624.0
Other intangible assets, less accumulated amortization	—	—	86.2	345.6	—	431.8
Long-term discontinued operations receivable	—	—	—	3.0	—	3.0
Other noncurrent assets	0.4	(3.2)	2.9	111.1	—	111.2

Total assets	$11,422.9	$8,084.3	$16,102.8	$14,558.7	$(43,033.0)	$7,135.7

Short-term debt	$—	$—	$—	$4.4	$—	$4.4
Accounts payable	51.2	23.7	225.0	261.8	—	561.7
Accrued liabilities	6.1	103.2	241.9	302.1	(1.7)	651.6
Current discontinued operations liability	—	—	—	17.0	—	17.0
Current maturities of long-term debt	—	325.0	—	0.3	—	325.3

Total current liabilities	57.3	451.9	466.9	585.6	(1.7)	1,560.0

Long-term debt	—	1,095.6	—	1.1	—	1,096.7
Intercompany accounts payable	—	2,566.3	—	—	(2,566.3)	—
Intercompany notes payable	462.7	1,815.1	1,833.4	17,015.4	(21,126.6)	—
Long-term discontinued operations liability	—	—	—	23.5	—	23.5
Other long-term liabilities	—	(68.2)	216.6	170.2	—	318.6

Total liabilities	520.0	5,860.7	2,516.9	17,795.8	(23,694.6)	2,998.8

Common stock	1.8	—	—	—	—	1.8
Subsidiary preferred stock	—	—	2,872.0	335.1	(3,207.1)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	10,537.5	848.6	6,328.2	(8,626.5)	(8,959.6)	128.2
Retained earnings	1,002.7	1,508.8	4,520.3	4,964.8	(7,141.6)	4,855.0
Treasury stock	(671.6)	—	—	—	—	(671.6)
Accumulated other comprehensive income (loss)	32.5	(133.8)	(143.8)	(168.3)	236.9	(176.5)

Total shareholders’ equity	10,902.9	2,223.6	13,585.9	(3,237.1)	(19,338.4)	4,136.9

Total liabilities and shareholders’ equity	$11,422.9	$8,084.3	$16,102.8	$14,558.7	$(43,033.0)	$7,135.7

Consolidating Balance Sheets

December 31, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Cash and cash equivalents	$20.8	$276.9	$0.6	$378.3	$—	$676.6
Receivables, less allowances	—	0.5	253.0	625.3	—	878.8
Inventories	—	—	235.0	231.3	—	466.3
Current discontinued operations receivable	—	—	—	3.8	—	3.8
Other current assets	0.8	70.6	40.9	153.6	—	265.9

Total current assets	21.6	348.0	529.5	1,392.3	—	2,291.4

Property, plant and equipment, less accumulated depreciation	—	36.3	324.4	264.7	—	625.4
Investment in Apex Tool Group, LLC	—	—	—	521.9	—	521.9
Investment in subsidiaries	1,093.5	3,432.0	5,266.0	4,709.6	(14,501.1)	—
Investment in parent	—	3,428.0	—	312.7	(3,740.7)	—
Intercompany accounts receivable	113.3	—	1,238.2	1,034.3	(2,385.8)	—
Intercompany notes receivable	9,564.5	550.9	6,976.9	4,003.6	(21,095.9)	—
Goodwill	—	—	1,295.7	1,217.8	—	2,513.5
Other intangible assets, less accumulated amortization	—	—	88.9	291.5	—	380.4
Long-term discontinued operations receivable	—	—	—	5.1	—	5.1
Other noncurrent assets	0.4	(2.4)	0.9	111.0	—	109.9

Total assets	$10,793.3	$7,792.8	$15,720.5	$13,864.5	$(41,723.5)	$6,447.6

Short-term debt	$—	$—	$—	$6.4	$—	$6.4
Accounts payable	46.3	25.3	214.0	217.0	—	502.6
Accrued liabilities	1.0	94.0	228.2	293.6	(1.5)	615.3
Current discontinued operations liability	—	—	—	9.3	—	9.3
Current maturities of long-term debt	—	325.0	—	—	—	325.0

Total current liabilities	47.3	444.3	442.2	526.3	(1.5)	1,458.6

Long-term debt	—	1,094.7	—	1.5	—	1,096.2
Intercompany accounts payable	—	2,385.8	—	—	(2,385.8)	—
Intercompany notes payable	419.1	1,815.1	1,845.4	17,016.3	(21,095.9)	—
Long-term discontinued operations liability	—	—	—	40.5	—	40.5
Other long-term liabilities	—	(48.1)	218.3	146.1	—	316.3

Total liabilities	466.4	5,691.8	2,505.9	17,730.7	(23,483.2)	2,911.6

Common stock	1.7	—	—	—	—	1.7
Subsidiary preferred stock	—	—	2,872.0	335.1	(3,207.1)	—
Subsidiary common stock	—	—	9.2	257.8	(267.0)	—
Capital in excess of par value	10,274.1	824.0	6,303.6	(8,540.2)	(8,861.5)	—
Retained earnings	729.6	1,428.6	4,220.5	4,340.7	(6,297.6)	4,421.8
Treasury stock	(671.6)	—	—	—	—	(671.6)
Accumulated other comprehensive income (loss)	(6.9)	(151.6)	(190.7)	(259.6)	392.9	(215.9)

Total shareholders’ equity	10,326.9	2,101.0	13,214.6	(3,866.2)	(18,240.3)	3,536.0

Total liabilities and shareholders’ equity	$10,793.3	$7,792.8	$15,720.5	$13,864.5	$(41,723.5)	$6,447.6

Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$(0.4)	$(37.2)	$231.5	$351.3	$—	$545.2
Cash flows from investing activities:
Capital expenditures	—	(7.3)	(36.1)	(70.0)	—	(113.4)
Cash paid for acquired businesses	—	—	(0.6)	(136.3)	—	(136.9)
Investments in affiliates	—	—	(14.0)	—	14.0	—
Loans to affiliates	—	(5.9)	(0.4)	(43.6)	49.9	—
Repayments of loans from affiliates	12.0	5.8	—	—	(17.8)	—
Dividends from affiliates	—	5.1	3.0	—	(8.1)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	0.9	—	0.9

Net cash provided by (used in) investing activities	12.0	(2.3)	(48.1)	(249.0)	38.0	(249.4)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(0.4)	—	(0.4)
Short-term debt, net	—	—	—	(2.0)	—	(2.0)
Borrowings from affiliates	43.6	—	—	6.3	(49.9)	—
Repayments of loans to affiliates	—	—	(12.0)	(5.8)	17.8	—
Other intercompany financing activities	79.6	36.7	(172.3)	56.0	—	—
Dividends	(144.6)	—	—	—	—	(144.6)
Dividends paid to affiliates	—	—	—	(8.1)	8.1	—
Purchases of common shares for cancellation	(7.4)	—	—	—	—	(7.4)
Issuance of stock to affiliates	—	—	—	14.0	(14.0)	—
Excess tax benefits from stock options and awards	—	24.6	—	—	—	24.6
Proceeds from exercise of stock options and other	120.2	—	—	—	—	120.2

Net cash provided by (used in) financing activities	91.4	61.3	(184.3)	60.0	(38.0)	(9.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3.0	—	3.0

Increase (decrease) in cash and cash equivalents	103.0	21.8	(0.9)	165.3	—	289.2
Cash and cash equivalents, beginning of period	20.8	276.9	0.6	378.3	—	676.6

Cash and cash equivalents, end of period	$123.8	$298.7	$(0.3)	$543.6	$—	$965.8

Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

(in millions)

	Cooper Industries plc	Cooper US, Inc.	Guarantors	Other Subsidiaries	Consolidating Adjustments	Total
Net cash provided by (used in) operating activities	$1.8	$(94.9)	$83.9	$186.2	$—	$177.0
Cash flows from investing activities:
Capital expenditures	—	(8.9)	(51.3)	(24.6)	—	(84.8)
Cash paid for acquired businesses	—	—	(3.5)	(246.6)	—	(250.1)
Loans to affiliates	—	—	—	(1,275.2)	1,275.2	—
Repayments of loans from affiliates	—	1,118.4	—	634.9	(1,753.3)	—
Dividends from affiliates	—	22.0	18.8	—	(40.8)	—
Proceeds from sales of property, plant and equipment and other	—	—	—	15.8	—	15.8

Net cash provided by (used in) investing activities	—	1,131.5	(36.0)	(895.7)	(518.9)	(319.1)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	(3.0)	—	(3.0)
Short-term debt, net	—	—	—	(1.6)	—	(1.6)
Debt issuance costs	(0.5)	(0.5)	—	—	—	(1.0)
Borrowings from affiliates	455.2	820.0	—	—	(1,275.2)	—
Repayments of loans to affiliates	(42.8)	(592.1)	(1,045.0)	(73.4)	1,753.3	—
Other intercompany financing activities	70.7	(1,195.5)	1,002.6	122.2	—	—
Dividends	(141.4)	—	—	—	—	(141.4)
Dividends paid to affiliates	—	—	—	(40.8)	40.8	—
Purchases of treasury shares	(383.0)	—	—	—	—	(383.0)
Excess tax benefits from stock options and awards	—	13.3	—	—	—	13.3
Proceeds from exercise of stock options and other	54.8	—	—	—	—	54.8

Net cash provided by (used in) financing activities	13.0	(954.8)	(42.4)	3.4	518.9	(461.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	(0.7)

Increase (decrease) in cash and cash equivalents	14.8	81.8	5.5	(706.8)	—	(604.7)
Cash and cash equivalents, beginning of period	63.2	36.8	2.6	932.7	—	1,035.3

Cash and cash equivalents, end of period	$78.0	$118.6	$8.1	$225.9	$—	$430.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see Part I – Item 1A. – Risk Factors.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “the Company,” or “Cooper” means Cooper Industries plc and, where the context requires, includes our subsidiaries.

Results of Operations

Three Months Ended September 30, 2012 Compared With Three Months Ended September 30, 2011

Net income for the third quarter of 2012 was $188.4 million on revenues of $1,497.5 million compared with 2011 third quarter net income of $160.2 million on revenues of $1,389.7 million. Third quarter diluted earnings per share increased 18% to $1.16 from $.98 in 2011.

Revenues:

Revenues for the third quarter of 2012 increased 7.8% compared to the third quarter of 2011. Core revenues in the third quarter of 2012 were 6.7% higher than the prior year with acquisitions increasing comparable revenues by 2.6% in 2012. Currency translation decreased reported revenues by approximately 1.5% in the third quarter of 2012.

Energy & Safety Solutions segment revenues for the third quarter of 2012 increased 6.9% compared to the third quarter of 2011. Core revenues were 6.9% higher in the third quarter of 2012 primarily related to continued demand for utility products with strong demand from global industrial and energy markets. Unfavorable currency translation decreased reported revenues by approximately 2.3% with acquisitions adding 2.3% to reported revenues in the quarter.

Electrical Products Group segment revenues increased 8.8% compared to the third quarter of 2011. Core revenues in the third quarter of 2012 were 6.5% higher than the prior year’s quarter with acquisitions increasing reported revenues by approximately 3.0% and currency translation decreasing reported revenues by 0.7%. Core revenue growth was driven primarily by demand for energy efficiency products and broad industrial demand offset partially by slowing demand for North America electrical and transportation related components.

Costs and Expenses:

Cost of sales, as a percentage of revenues, was 65.6% for the third quarter of 2012 compared to 67.0% for the comparable 2011 quarter. The decrease in the cost of sales percentage resulted from favorable impact of higher production volumes, pricing actions which more than offset material price inflation and the positive impact of Cooper’s activities to improve overall cost productivity. This favorable impact was partially offset by recent acquisitions which had a higher than average cost of sales, as a percentage of revenues.

Energy & Safety Solutions segment costs of sales, as a percentage of revenues, was 65.4% for the third quarter of 2012 compared to 66.9% for the third quarter of 2011. The decrease in the cost of sales percentage resulted from favorable impact of higher production volumes, pricing actions which more than offset material price inflation and the positive impact of Cooper’s activities to improve overall cost productivity. This favorable impact was partially offset by recent acquisitions which had a higher than average cost of sales, as a percentage of revenues and continuing increase in investments made to accelerate new product development.

Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.1% for the third quarter of 2012 compared to 67.2% for the third quarter of 2011. The decrease in the cost of sales percentage resulted from pricing actions which more than offset material price inflation and the positive impact of Cooper’s activities to improve overall cost productivity. The favorable impact from productivity and price/material economics improvements was partially offset by recent acquisitions which had a higher than average cost of sales, as a percentage of revenues and increases made in investments to accelerate new product development.

Selling and administrative expenses, as a percentage of revenues, for the third quarter of 2012 was 18.6% compared to 19.4% for the third quarter of 2011. The decrease in percentage is reflective of the favorable impact of higher revenue levels and lower environmental costs in 2012. This improvement was partially offset by recent acquisitions which have selling and administrative expenses at higher than average percentages of revenue and incremental costs related to the proposed transaction with Eaton.

Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2012 was 15.7% compared to 16.4% for the third quarter of 2011. The decrease in 2012 is primarily related to lower environmental and legal expenses in 2012 than 2011. The benefit of higher comparable revenue levels in 2012 was substantially offset by higher than average selling and administrative expenses from newly acquired businesses.

Electrical Products Group segment selling and administrative expenses, as a percentage of revenues, for the third quarter of 2012 was 19.0% compared to 18.9% for the third quarter of 2011. The selling and administrative expenses as a percentage of revenues was essentially flat and reflects the impact of 8.8% higher comparable revenue levels for the third quarter 2012 primarily offset by higher legal costs.

Net interest expense in the third quarter of 2012 decreased $1.8 million from the 2011 third quarter primarily as a result of the favorable impact from foreign currency hedges related to intercompany financing activities. Average debt balances were $1.42 billion and $1.42 billion and average interest rates were 4.53% and 4.79% for the third quarter of 2012 and 2011, respectively.

Operating Earnings:

Energy & Safety Solutions third quarter 2012 segment operating earnings increased 21.5% to $152.6 million from $125.6 million for the same quarter of last year. The increase resulted from the favorable impact of higher production volumes and improved pricing which exceeded material cost inflation during the quarter. The Energy & Safety Solutions segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.

Electrical Products Group third quarter 2012 segment operating earnings increased 17.0% to $103.3 million from $88.3 million for the same quarter of last year. The increase resulted from the favorable impact of higher production volumes and pricing actions taken during the third quarter of 2012 more than offsetting the material price inflation encountered. The Electrical Products Group segment continues its investment in productivity initiatives which includes manufacturing productivity improvements and product redesign.

Equity income from Apex Tool Group was $18.5 million in the third quarter of 2012 compared to $16.0 million in the third quarter of 2011. The increase in equity income resulted from the favorable impact of higher production volumes and the positive impact of Apex’s activities to improve overall cost productivity.

General Corporate expense decreased $5.1 million to $19.5 million during the third quarter of 2012 compared to $24.6 million during the same period of 2011. The decrease in General Corporate expense in the third quarter of 2012 primarily relates to lower comparative costs for legal and environmental matters related to previously divested businesses partially offset by incremental costs associated with the proposed Eaton transaction.

Income Taxes:

The effective tax rate was 21.6% for the third quarter of 2012 compared to 15.2% for the same period in 2011. The increase in the effective tax rate in the third quarter 2012 is primarily related to an increase in earnings without a corresponding relative increase in tax benefits and the impact from finalization of prior year tax benefits.

Nine Months Ended September 30, 2012 Compared With Nine Months Ended September 30, 2011

Income from continuing operations for the nine month period ended September 30, 2012 was $538.1 million on revenues of $4,370.8 million compared with income from continuing operations in the nine month period ended September 30, 2011 of $477.4 million on revenues of $4,036.3 million. Diluted earnings per share from continuing operations were $3.33 in the nine month period ended September 30, 2012 compared to $2.87 in the same period of 2011. Reported income from continuing operations for the nine month period ended September 30, 2011 was increased by $9.7 million or $.06 per share for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations.

Revenues:

Revenues for the nine month period ended September 30, 2012 increased 8.3% compared to the nine month period ended September 30, 2011. Core revenues for the nine month period ended September 30, 2012 were 6.4% higher than the prior year. Acquisitions increased comparable revenues in the nine month period ended September 30, 2012 by 3.2% with currency translation decreasing reported revenues by approximately 1.3%.

Energy & Safety Solutions segment revenues for the nine month period ended September 30, 2012 increased 7.6% compared to the same period in 2011. Core revenues were 7.7% higher in the nine month period ended September 30, 2012 as a result of strong demand in utility, energy and industrial markets. Acquisitions added 1.8% to reported revenues in 2012 while unfavorable currency translation decreased revenues by approximately 1.9%.

Electrical Products Group segment revenues in 2012 increased 9.1% compared to the nine month period ended September 30, 2011. Core revenues in the nine month period ended September 30, 2012 were 4.8% higher than the same period in the prior year with unfavorable currency translation decreasing reported revenues by 0.7%. Acquisitions increased reported revenues by 5.0% in 2012 driven primarily by the July 2011 acquisition of Martek Power. Strong demand from our Industrial and Electrical markets with added demand for energy-efficient technologies such as LED products improved results from the non-residential markets partially offset by slowing demand for North American Electrical and Transportation markets.

Costs and Expenses:

Cost of sales, as a percentage of revenues, was 65.3% for the nine month period ended September 30, 2012 compared to 66.4% for the comparable 2011 period. The decrease in the cost of sales percentage resulted from the favorable impact of higher production volumes, material price inflation more than offset by pricing actions taken in 2012 and the positive impact of Cooper’s activities to improve overall cost productivity. This favorable impact was partially offset by investments made in resources to accelerate new product development and higher warranty expenses.

Energy & Safety Solutions segment cost of sales, as a percentage of revenues, was 64.5% for the nine month period ended September 30, 2012 compared to 66.5% for the same period in 2011. The decrease in the cost of sales percentage resulted from the favorable impact of higher production volumes for selected markets with material price inflation more than offset by pricing actions taken in 2012 and the positive impact of Cooper’s activities to improve overall cost productivity. Cost of sales as a percentage of revenue in 2012 was also reduced by 0.6% by the gain on the sale of a product line. Investments made in resources to accelerate new product development and incrementally higher warranty expenses partially offset the favorable items previously identified.

Electrical Products Group segment cost of sales, as a percentage of revenues, was 66.4% for the for the nine month period ended September 30, 2012 compared to 66.4% for the same period in 2011. The unchanged cost of sales as a percentage of revenues in comparison to the prior year period included favorable leverage of fixed costs from improved demand due to the recovery in selected global markets, material price inflation more than offset by pricing actions taken in 2012 and the favorable impact of actions taken to adjust operating costs. These favorable actions were primarily offset by investments made in resources to accelerate new product development and higher warranty expenses.

Selling and administrative expenses, as a percentage of revenues, for the nine month period ended September 30, 2012 was 19.6% compared to 19.3% for the same period in 2011. Higher environmental and legal costs and incremental costs related to the proposed transaction with Eaton increased 2012 selling and administrative expenses, as a percentage of revenues by approximately 0.5%. This increase in percentage was partially mitigated by the favorable impact of higher revenue levels partially offset by expenses associated with global growth initiatives.

Energy & Safety Solutions segment selling and administrative expenses, as a percentage of revenues for the nine month period ended September 30, 2012, was 16.8% compared to 16.3% for the same period in 2011. Higher environmental and legal costs increased 2012 selling and administrative expenses, as a percentage of revenues by approximately 0.4%. The remaining increase in selling and administrative expenses as a percentage of revenues was the result of investments in resources designed to improve global growth and higher than average selling and administrative expenses from newly acquired businesses that was partially offset by the favorable impact of 7.6% higher comparable revenue levels in 2012.

Electrical Products Group segment selling and administrative expenses, as a percentage of revenues was 19.0% for the nine month period ended September 30, 2012 compared to 19.0% for the nine month period ended September 30, 2011. The favorable leverage from the 9.1% higher comparable revenue levels in 2012 was substantially offset by investments in sales and marketing resources focused on driving improved global demand for products and higher legal costs.

Net interest expense for the nine month period ended September 30, 2012 decreased $5.8 million from the same period in 2011 primarily as a result of the favorable impact from foreign currency hedges related to intercompany financing activities. Average debt balances were $1.42 billion and $1.42 billion and average interest rates were 4.62% and 4.87% for the month periods ended September 30, 2012 and 2011, respectively. Average interest rates in 2011 were unfavorably impacted by the write-off of unamortized debt issuance costs related to the prior bank credit facility that was replaced in May 2011.

Operating Earnings:

Energy & Safety Solutions segment operating earnings for the nine month period ended September 30, 2012 increased 17.1% to $439.6 million from $375.4 million for the same period of last year. The increase resulted from the improved demand for industrial, energy related and utility products. The favorable impact from improving markets coupled with material price inflation that was more than offset through pricing actions taken during 2012 was partially offset by higher environmental and legal costs. The Energy & Safety Solutions segment continues its investment in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues. Operating earnings in 2012 also include the gain on the sale of a product line which increased reported results as a percentage of revenue by 0.4%.

Electrical Products Group segment operating earnings for the nine month period ended September 30, 2012 increased 9.5% to $295.6 million from $270.0 million for the same period in 2011. The increase resulted from the improvement in demand from most global markets and material price inflation that was more than offset through pricing actions taken during 2012. These items were partially offset by higher legal costs and continued investments in productivity initiatives which includes manufacturing productivity improvements, product redesign and investment in developing markets to increase global revenues.

Reported equity income from Apex Tool Group was $50.9 million in the nine month period ended September 30, 2012 compared to equity income from Apex Tool Group of $44.9 million for the nine month period ended September 30, 2011.

General Corporate expense increased $4.0 million to $74.9 million during the nine month period ended September 30, 2012 compared to $70.9 million during the same period of 2011. The increase in General Corporate expense in 2012 primarily relates to incremental costs associated with the proposed transaction with Eaton and higher environmental costs related to previously divested businesses. These increases were partially offset by cost reduction actions taken during 2012 to reduce overall General Corporate expense.

Income Taxes:

The effective tax rate from continuing operations was 19.3% and 16.2% for the nine month periods ended September 30, 2012 and 2011, respectively. Income tax expense from continuing operations was reduced by $8.0 million during the nine month period ended September 30, 2012 for discrete tax adjustments related to the resolution of certain foreign tax matters. Income tax expense from continuing operations was reduced by $9.7 million during the nine month period ended September 30, 2011 for discrete tax adjustments related to the settlement of the discontinued operations asbestos liability that was required under accounting principles to be classified in continuing operations. Excluding these discrete tax adjustments, Cooper’s effective tax rate for the nine month periods ended September 30, 2012 and 2011 was 20.5% and 17.9%, respectively. The increase in the effective tax rate is primarily related to an increase in earnings without a corresponding relative increase in tax benefits and the impact from finalization of prior year tax benefits.

Income Related to Discontinued Operations:

As discussed in Note 16 of the Notes to the Consolidated Financial Statements, on February 1, 2011, Cooper entered into a settlement agreement that closed on April 5, 2011 related to its asbestos liability regarding the Automotive Products segment, which was sold in 1998. The settlement terminated the 1994 Mutual Guaranty Agreement between Cooper and Pneumo and created a Settlement Trust. After the closing of the settlement in April 2011 the Company and its subsidiaries have no further obligations under the Mutual Guaranty Agreement. As a result of the settlement agreement, in the first quarter of 2011 Cooper adjusted its previously recorded net liability for its obligations under the Mutual Guaranty agreement to the amounts payable under the settlement agreement and related unpaid legal expenses resulting in the recognition of an after tax gain from discontinued operations of $190.3 million, which is net of a $105.6 million income tax expense.

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

Liquidity:

Cooper’s operating working capital (defined as receivables and inventories less accounts payable) increased $147.5 million during the first nine months of 2012 reflecting working capital investments to support revenue growth and global growth initiatives. A $130.1 million increase in receivables and a $76.5 million increase in inventories were partially offset by a $59.1 million increase in accounts payable. Operating working capital turnover (defined as annualized quarterly revenues divided by average quarterly operating working capital) for the 2012 third quarter was 6.1 turns as compared to the 5.8 turns reported for the same period of 2011 reflecting efficient working capital utilization.

Cash provided by operating activities was $545.2 million during the nine months ended September 30, 2012. This cash plus an additional $120.2 million of cash received from stock option exercises was used primarily to fund dividends of $144.6 million, acquisitions of $136.9 million, capital expenditures of $113.4 million and share purchases of $7.4 million.

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

Capital Resources:

Cooper targets a 30% to 40% debt-to-total capitalization ratio. Cooper’s debt-to-total capitalization ratio was 25.6% at September 30, 2012, 28.8% at December 31, 2011 and 29.3% at September 30, 2011.

At September 30, 2012 and December 31, 2011, Cooper had cash and cash equivalents of $965.8 million and $676.6 million, respectively. Cooper had short-term debt of $4.4 million and $6.4 million at September 30, 2012 and December 31, 2011, respectively. Cooper had no commercial paper outstanding at September 30, 2012 or December 31, 2011. Cooper’s practice is to back up its short-term debt balance with a combination of cash, cash equivalents, and committed credit facilities. Cooper has $325 million of long-term debt maturing in November 2012 that Cooper anticipates repaying from existing cash on hand.

At September 30, 2012, Cooper has $500 million available under its five-year committed bank credit facility that matures in May 2016. The credit facility agreement is not subject to termination based on a decrease in Cooper’s debt ratings or a material adverse change clause. The only financial covenant in the agreement limits Cooper’s debt-to-total capitalization ratio to 60%. Cooper is in compliance with all covenants set forth in the credit facility agreement.

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

Eaton Transaction Agreement:

On May 21, 2012 Cooper entered into a Transaction Agreement (as amended, the “Transaction Agreement”) with Eaton Corporation (“Eaton”), Eaton Corporation Limited (“New Eaton”) and certain other entities. Under the terms of the Transaction Agreement, New Eaton will acquire Cooper with each Cooper shareholder entitled to receive $39.15 in cash and .77479 of a newly issued New Eaton ordinary share in exchange for each outstanding Cooper ordinary share (the “Acquisition”). In connection with the Acquisition, Eaton will merge with a wholly owned subsidiary of New Eaton, a newly formed Irish company (the “Merger”). As a result of the Acquisition and Merger, both Eaton and Cooper will become wholly owned subsidiaries of New Eaton (the “Transactions”). The Transactions have been approved by the boards of directors and shareholders of both Eaton and Cooper. The closing of the Transactions is subject to customary closing conditions, including regulatory approvals under the antitrust laws of certain jurisdictions, and is expected to close in 2012. There is no assurance that the Transactions will be completed in 2012 or at all.

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

On July 9, 2012, two purported Cooper shareholders, the Louisiana Municipal Police Employees Retirement System and Frank E. Waters, filed a putative class action complaint in the United States District Court for the Northern District of Ohio, Eastern Division, styled Louisiana Municipal Police Employees Retirement System v. Cooper Industries plc et. al., Case No. 1: 12-cv-1750, challenging the transaction. The complaint alleged that Cooper, its directors and Eaton disseminated a preliminary proxy statement in connection with the transaction that contained material omissions and misstatements in violation of federal securities laws. The alleged omissions and misstatements concerned: (a) the sales process leading to the proposed acquisition and (b) the analysis performed by Cooper’s financial advisor. The complaint further alleged that the conduct of Cooper’s directors constituted shareholder oppression in violation of Irish law. Plaintiffs requested that consummation of the transaction be enjoined. On October 16, 2012, the Court granted Cooper’s motion to dismiss the litigation. On October 17, 2012, the Plaintiffs filed a motion requesting the Court to permit the Plaintiffs to file an amended complaint. Cooper and Eaton believe that the claims asserted in the motion are without merit and intend to vigorously defend against them.

Subsequent Event – Pending Disposition of Investment in Apex Tool Group, LLC:

On October 10, 2012, Cooper and Danaher Corporation announced they had entered into a definitive agreement to sell Apex Tool Group to Bain Capital for approximately $1.6 billion subject to post-closing adjustments. Currently, Cooper and Danaher each maintain a 50% ownership interest in Apex. The closing of the definitive agreement is subject to customary conditions, including regulatory approvals. Upon closing of the transaction, Cooper expects to recognize a pretax gain on the disposition equal to the excess of the net proceeds over the carrying value of its net investment at such time. The parties currently expect that the transaction will close in the first half of 2013.

The definitive agreement also contains customary termination rights and further provides that, upon termination of the definitive agreement under certain circumstances, Bain Capital is required to pay Cooper and Danaher a termination fee of $80 million.

Critical Accounting Estimates and Recently Issued Accounting Standards

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011 and there has been no significant changes to those policies.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of September 30, 2012, there have been no material changes to Cooper’s off-balance sheet arrangements and contractual obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Backlog

Sales backlog represents the dollar amount of all firm open orders for which all terms and conditions pertaining to the sale have been approved such that a future sale is reasonably expected. Sales backlog by segment was as follows:

	September 30,
	2012	2011
	(in millions)
Energy & Safety Solutions	$583.4	$531.3
Electrical Products Group	246.0	201.4

	$829.4	$732.7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Class Action Lawsuit

On July 9, 2012, two purported Cooper shareholders, the Louisiana Municipal Police Employees Retirement System and Frank E. Waters, filed a putative class action complaint in the United States District Court for the Northern District of Ohio, Eastern Division, styled Louisiana Municipal Police Employees Retirement System v. Cooper Industries plc et. al., Case No. 1: 12-cv-1750, challenging the transaction. The complaint alleged that Cooper, its directors and Eaton disseminated a preliminary proxy statement in connection with the transaction that contained material omissions and misstatements in violation of federal securities laws. The alleged omissions and misstatements concerned: (a) the sales process leading to the proposed acquisition and (b) the analysis performed by Cooper’s financial advisor. The complaint further alleged that the conduct of Cooper’s directors constituted shareholder oppression in violation of Irish law. Plaintiffs requested that consummation of the transaction be enjoined. On October 16, 2012, the Court granted Cooper’s motion to dismiss the litigation. On October 17, 2012, the Plaintiffs filed a motion requesting the Court to permit the Plaintiffs to file an amended complaint. Cooper and Eaton believe that the claims asserted in the motion are without merit and intend to vigorously defend against them.

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

Failure to Complete the Proposed Acquisition by Eaton Could Negatively Affect Our Stock Price and Our Future Business and Financial Results

On May 21, 2012, Cooper entered into a Transaction Agreement (as amended, the “Transaction Agreement”) with Eaton Corporation (“Eaton”), Eaton Corporation Limited (“New Eaton”) and certain other entities. Under the terms of the Transaction Agreement, New Eaton will acquire Cooper with each Cooper shareholder entitled to receive $39.15 in cash and .77479 of a newly issued New Eaton ordinary share in exchange for each outstanding Cooper ordinary share (the “Acquisition”). In connection with the Acquisition, Eaton will merge with a wholly-owned subsidiary of New Eaton, a newly formed Irish company (the “Merger”). As a result of the Acquisition and the Merger, both Eaton and Cooper will become wholly-owned subsidiaries of New Eaton. The transactions have been approved by the Boards of Directors and shareholders of both Eaton and Cooper. The closing of the transactions is subject to customary closing conditions, including regulatory approvals under the antitrust laws of certain jurisdictions. There is no assurance that the conditions to the completion of the transaction will be satisfied. If the transaction is not completed, Cooper’s ongoing business may be adversely affected. As a result of the pendency of the transaction, Cooper is subject to a number of risks, including the following:

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

If the Proposed Acquisition by Eaton is Completed, the Combined Company (“Eaton”) May Not Realize All of the Anticipated Benefits of the Transaction or Those Benefits May Take Longer to Realize Than Expected. Further, Eaton’s Post-Transaction Leverage and Debt Service Obligations Could Adversely Affect Eaton’s Business

Eaton’s ability to realize the anticipated benefits of the transaction will depend, to a large extent, on Eaton’s ability to integrate the two businesses. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected. Failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of New Eaton and could adversely affect New Eaton’s results of operations. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Cooper with that of Eaton;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.

Many of these factors will be outside of Eaton’s control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of Eaton. Further, Eaton intends to incur new term debt in excess of $5 billion to pay the cash portion of the transaction purchase price. The degree to which Eaton will be leveraged following the transaction could have important consequences to shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects activity related to equity securities purchased by Cooper during the three months ended September 30, 2012:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
As of 6/30/12				16,054,582
7/01/12 – 7/31/12	—	$—	—	16,054,582
8/01/12 – 8/31/12	—	—	—	16,054,582
9/01/12 – 9/30/12	—	—	—	16,054,582

Total	—	$—	—

(1)

On February 9, 2009, Cooper’s Board of Directors authorized the repurchase of up to ten million shares of Cooper common stock and increased the share repurchase authorization by ten million shares on November 1, 2011. Cooper’s Board has also authorized the repurchase of shares issued from time to time under its equity compensation plans, matched savings plan and dividend reinvestment plan in order to offset the dilution that results from issuing shares under these plans. For 2012 Cooper estimated that 2.5 million shares would be issued under equity compensation plans, which is reflected in the above table. Notwithstanding the above, Cooper is prohibited at this time under the Transaction Agreement with Eaton from repurchasing its shares.

Item 3.	Defaults Upon Senior Securities

None

Item 6.	Exhibits

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2007 through 2011 and the Nine Months Ended September 30, 2012 and 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

Cooper Industries plc
(Registrant)

Date: November 5, 2012	/s/ David A. Barta
David A. Barta, Senior Vice President and Chief Financial Officer

Date: November 5, 2012	/s/ Rick L. Johnson
Rick L. Johnson, Vice President, Controller and Chief Accounting Officer

Exhibit Index

Exhibit No.

12.	Computation of Ratios of Earnings to Fixed Charges for the Calendar Years 2007 through 2011 and the nine months ended September 30, 2012 and 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document